Form 10-Q
period 2009-09-30
Echo Global Logistics, Inc.
filed 2009-11-13
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-34470

ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue
Suite 725
Chicago, Illinois
Phone: (800) 354-7993
(Address (including zip code) and telephone number (including area code)
of registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐    No: ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐    No: ☒

        As of November 12, 2009, the Registrant had 21,493,655 shares of Common Stock, par value $0.0001 per share, outstanding.

ECHO GLOBAL LOGISTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
REVENUES	$58,338,643	$70,167,741	$148,204,104	$179,521,672
COSTS AND EXPENSES:
Transportation costs	46,036,466	54,724,939	116,967,982	139,825,336
Selling, general, and administrative expenses	10,465,702	11,856,904	25,344,826	32,521,221
Depreciation and amortization	849,045	1,252,599	2,325,568	3,391,380

INCOME FROM OPERATIONS	987,430	2,333,299	3,565,728	3,783,735
OTHER EXPENSE	(55,323)	(558,378)	(69,356)	(822,903)

INCOME BEFORE PROVISION FOR INCOME TAXES	932,107	1,774,921	3,496,372	2,960,832
PROVISION FOR INCOME TAXES	(378,927)	(476,286)	(1,419,946)	(942,951)

NET INCOME	553,180	1,298,635	2,076,426	2,017,881
DIVIDENDS ON PREFERRED SHARES	(265,035)	(265,013)	(789,345)	(792,200)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$288,145	$1,033,622	$1,287,081	$1,225,681

Basic net income per share	$0.02	$0.08	$0.11	$0.10
Diluted net income per share	$0.02	$0.08	$0.10	$0.10

See accompanying notes.

Echo Global Logistics, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2009 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,872,922	$1,318,488
Accounts receivable, net of allowance for doubtful accounts of $688,197 and $1,040,528, respectively	23,589,973	39,466,267
Taxes receivable	780,474	889,062
Prepaid expenses	3,619,788	6,487,263
Other current assets	—	247,437

Total current assets	29,863,157	48,408,517
Property and equipment, net	7,289,389	7,749,654
Intangibles and other assets:
Goodwill	2,291,694	14,705,346
Intangible assets, net of accumulated amortization of $1,185,472 and $1,825,591, respectively	2,163,553	4,945,217
Other assets	3,163,055	4,359,879
Deferred income taxes	1,138,175	180,402

Total assets	$45,909,023	$80,349,015

Liabilities and stockholders' (deficit) equity
Current liabilities:
Line of credit	$5,000,000	$14,265,515
Preferential distribution payable	—	3,508,262
Subordinated term loan due to related party—current	—	2,257,007
Current maturities of capital lease obligations	188,234	297,153
Accounts payable—trade	16,549,594	24,456,692
Due to seller—short term	—	1,849,542
Accrued expenses	3,246,133	3,389,971
Amounts due to restricted stockholders	78,750	—
Deferred income taxes	1,591,098	1,535,388

Total current liabilities	26,653,809	51,559,530
Subordinated term loan due to related party	—	4,722,484
Due to seller—long term	—	5,403,119
Capital lease obligations, net of current maturities	428,463	498,512

Total liabilities	27,082,272	62,183,645
Series D, convertible preferred shares, $.0002 par value, 3,129,496 shares authorized, 3,129,496 shares issued and outstanding at December 31, 2008, liquidation preference of $26,100,000	19,741,826	—
Stockholders' equity
Series B, convertible preferred shares, $.0002 par value, 62,500 shares authorized, 62,500 shares issued and outstanding at December 31, 2008, liquidation preference of $62,500	27,416	—
Series A common, par value $0.0002 per share, 17,500,000 shares authorized, 12,323,352 shares issued and outstanding at December 31, 2008	2,466	—
Common stock, par value $0.0001 per share, no shares authorized, no shares issued or outstanding at December 31, 2008, 100,000,000 shares authorized, 15,754,098 shares issued and outstanding at September 30, 2009	—	1,575
Additional paid-in capital	(1,974,698)	15,908,373
Retained earnings	1,029,741	2,255,422

Total stockholders' equity (deficit)	(915,075)	18,165,370

Total liabilities and stockholders' equity	$45,909,023	$80,349,015

See accompanying notes.

Echo Global Logistics, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Operating activities
Net income	$2,076,426	$2,017,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,419,946	942,951
Noncash stock compensation expense	492,971	598,249
Depreciation and amortization	2,325,826	3,391,380
Change in assets, net of acquisitions:
Accounts receivable	(11,032,146)	(11,948,086)
Taxes receivable	(733,963)	(108,588)
Prepaid expenses and other assets	(3,340,651)	(3,100,643)
Change in liabilities, net of acquisitions:
Accounts payable	10,406,731	3,769,008
Accrued expenses and other	2,371,666	(999,720)

Net cash provided by (used in) operating activities	3,986,806	(5,437,568)
Investing activities
Purchases of property and equipment	(3,899,596)	(2,858,141)
Payments for acquisitions, net of cash aquired	(299,299)	(7,229,293)

Net cash used in investing activities	(4,198,895)	(10,087,434)
Financing activities
Repayment of member receivable	2,405	—
Principal payments on capital lease obligations	(117,281)	(174,417)
Borrowings on credit line	3,000,000	9,265,515
Borrowings on subordinated debt from related party	—	7,500,000
Payments on subordinated debt from related party	—	(520,509)
Payment of costs associated with initial public offering	(1,022,107)	(1,252,022)
Repayments to related parties	(13,324)	—
Issuance of shares, net of issuance costs	572,395	152,001

Net cash provided by financing activities	2,422,088	14,970,568
Increase (decrease) in cash and cash equivalents	2,209,998	(554,434)
Cash and cash equivalents, beginning of period	1,568,559	1,872,922

Cash and cash equivalents, end of period	$3,778,557	$1,318,488

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$25,833	$419,954
Cash paid for income taxes	456,384	30,000
Noncash investing activity
Purchase of furniture and equipment with capital lease	213,049	353,385
Noncash financing activity
Vesting of restricted shares	142,916	78,750
Due to seller	—	7,252,661

See accompanying notes.

Echo Global Logistics, Inc.

Condensed Consolidated Statements of Stockholders'/Members' Deficit

(Unaudited)

Nine months ended September 30, 2009

	Common A		Series B Preferred		Common Stock
							Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2008	12,323,352	$2,466	62,500	$27,416	—	$—	$(1,974,698)	$1,029,741	$(915,075)

Preferred Series B dividends	—	—	—	5,628	—	—	—	(5,628)	—
Preferred Series D dividends	—	—	—	—	—	—	—	(786,572)	(786,572)
Share compensation expense	—	—	—	—	—	—	598,249	—	598,249
Exercise of stock options	81,250	16	—	—	—	—	151,985	—	152,001
Vesting of restricted shares	157,500	32	—	—	—	—	78,718		78,750
Conversion of Preferred Series D	—	—	—	—	3,129,496	313	17,052,855	—	17,053,168
Conversion to Common Stock	(12,562,102)	(2,514)	(62,500)	(33,044)	12,624,602	1,262	1,264	—	(33,032)
Net income	—	—	—	—	—	—	—	2,017,881	2,017,881

Balance at September 30, 2009	—	$—	—	$—	15,754,098	$1,575	$15,908,373	$2,255,422	$18,165,370

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2009

1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation of Financial Statements

        The condensed consolidated financial statements include the accounts of Echo Global Logistics, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated statement of income includes the results of entities or assets acquired from the effective date of the acquisition for accounting purposes.

        The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year of 2009. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

Fair Value of Financial Instruments

        The carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable and a line of credit, approximate their fair values due to their short term nature.

Reverse Stock Split and Recapitalization

        As of September 24, 2009, the Company's Board of Directors approved a resolution to effect a one-for-two reverse stock split of the Company's capital stock with a corresponding change to the par value of the capital stock. The reverse stock split became effective on September 25, 2009. Any fractional shares resulting from the reverse stock split were rounded down to the nearest whole share and stockholders are entitled to cash in lieu of any fractional shares. All share numbers and per share amounts for all periods presented have been adjusted retroactively to reflect the one-for-two reverse stock split. Immediately following the reverse stock split, we exchanged all outstanding shares of our common stock, Series B preferred stock and Series D preferred stock for newly issued shares of common stock on approximately a one-for-one basis.

Reclassifications

        Certain prior year amounts related to prepaid expenses and accrued expenses have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements (codified within the

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

2. New Accounting Pronouncements (Continued)

Accounting Standards Codification (ASC) Topic 810). SFAS No. 160 establishes accounting and reporting guidance for a noncontrolling ownership interest in a subsidiary and deconsolidation of a subsidiary. The standard requires that a noncontrolling ownership interest in a subsidiary be reported as equity in the consolidated statement of financial position and any related net income attributable to the parent be presented on the face of the consolidated statement of income. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 and the adoption had no effect on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. which replaces SFAS No. 141, Business Combinations (codified within ASC Topic 805), and establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information to disclose. SFAS No. 141(R) is effective for business combinations in which the acquisition date is in the first fiscal year after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009 and has applied this to the acquisitions completed in 2009.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (codified within ASC Topic 350). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASF SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and assets acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim period beginning after December 15, 2008. The Company adopted FSP No. 142-3 on January 1, 2009.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (codified within ASC Topic 820). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In accordance with this interpretation, the Company has only adopted SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The adoption of SFAS No. 57 did not have a material impact on the Company's fair value measurements. As of January 1, 2009 the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. There was no impact on the Company's consolidated financial statements upon adoption.

        In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (codified within ASC Topic 820). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

2. New Accounting Pronouncements (Continued)

when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165) (codified within ASC Topic 855). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company adopted SFAS 165 on June 30, 2009 and has made the required disclosures in Note 12.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS 168) (codified within ASC Topic 105). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not have a material impact on the Company's consolidated results of operations and financial condition. The Company began using the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP beginning with the third quarter ending September 30, 2009.

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-13 may have on the Company's consolidated financial statements.

3. Acqusitions

RayTrans Distribution Services, Inc. Acquisition

        Effective June 1, 2009, the Company acquired RayTrans Distribution Services, Inc. (RDS), a non-asset based third-party logistics provider with offices in Matteson, Illinois and the results of RDS have been included in the consolidated financial statements since that date. The acquisition provided

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

3. Acqusitions (Continued)

the Company with strategic growth of its presence in the truckload business and added an assembled workforce that has significant experience and knowledge of the industry.

        The acquisition-date fair value of the consideration transferred totaled $9,330,523, which consisted of the following:

Fair value of consideration transferred
Cash	$5,488,081
Contingent consideration	3,842,442

Total	$9,330,523

        The contingent consideration arrangement requires the Company to pay an additional $6.5 million in cash if certain performance measures are achieved by or prior to May 31, 2012. The performance measures are based on both annual and cumulative targets of adjusted EBITDA. EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $3.8 million. The Company estimates these contingent payments to be approximately 59% of total eligible payments due prior to May 31, 2012. The performance measures are based on both annual and cumulative targets of gross profit recognized less certain operating expenses incurred. There were no other contingent liabilities assumed in the acquisition.

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decrease to amounts previously reported.

Accounts receivable	$3,558,846
Other assets	369,362
Goodwill	7,392,992
Customer relationships	2,820,000
Non-compete agreements	70,000
Accounts payable	(4,007,612)
Other current liabilities	(873,065)

Net assets acquired	$9,330,523

        Goodwill of $7.3 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including expanding its presence in the flatbed, over-sized, auto-haul and other specific services as well as traditional dry van brokerage, and adding more than 400 transactional clients, which expands its pipeline of clients to which the Company can market its transportation and supply chain management services. In addition, the Company gained approximately 1,500 new carriers that provide specialized transportation services to its existing clients. The amount of goodwill deductible for U.S. income tax purposes is $2.9 million, excluding future contingent consideration payments.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

3. Acqusitions (Continued)

        The customer relationships have a life of five years and the non-compete agreements have a weighted average life of three years.

        The amounts of revenue and net income of RDS included in the Company's consolidated income statement from the acquisition date to the nine months ended September 30, 2009 are $8,540,539 and $476,620 respectively. The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the nine months ended September 30, 2008 and 2009 as if the Company had acquired RDS as of January 1.

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009
Revenue	$170,300,898	$191,606,144
Income from operations	4,980,874	5,879,226
Net income	3,288,769	2,070,780
Net income applicable to common shareholders	2,499,424	1,278,580
Basic earnings per share	$0.21	$0.10
Diluted earnings per share	$0.20	$0.10

        In the three months ended September 30, 2009, the Company adjusted the initial accounting used in the acquisition of RDS. The increase in goodwill, as a result of business acquisitions in the period, was offset by a decrease in RDS net assets acquired of $623,273. Included in this net decrease of assets acquired was an additional $550,000 of purchase price allocated to intangible assets based on an updated valuation. In addition, there was a contingent consideration reduction of $1,759,671. The adjustment was the result of a preliminary valuation that adjusted the probability of the Company's potential earnout payments related to the purchase of RDS. Because the purchase accounting for RDS has yet to be finalized, an adjustment to goodwill was recorded for this change for the period ended September 30, 2009. The effect of these adjustments resulted in a net decrease in goodwill of $1,136,398 for the period related to the Company's acquisition of RDS.

Freight Management Inc.

        Effective July 1, 2009 the Company acquired Freight Management Inc. (FMI), a non-asset based third-party logistics provider with offices in Buffalo, Minnesota and the results of FMI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FMI for $1.3 million. An additional $4.6 million in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2012. As a result of the acquisition, the Company recorded $4.7 million of goodwill, of which $3.4 million related to contingent consideration. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements.

4. Fair Value Measurement

        As discussed in Note 2, the Company adopted SFAS No. 157 (codified within ASC Topic 820) on January 1, 2008 for its financial assets and financial liabilities which requires enhanced disclosures

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

4. Fair Value Measurement (Continued)

about assets and liabilities measured at fair value. The Company's financial liabilities measured at fair value primarily relate to the contingent earn-out payments of $7,252,661.

        SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

  •
  Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

  •
  Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

  •
  Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

        The significant inputs used to derive the fair value were the probability of the contingent consideration and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55% and utilizes a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2009:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Liabilities:
Due to seller—short term	$1,849,542	$—	$—	$1,849,542
Due to seller—long term	5,403,119	—	—	5,403,119

Total	$7,252,661	$—	$—	$7,252,661

        The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Due to Seller— Short term	Due to Seller— Long term	Total
Balance at December 31, 2008	$—	$—	$—
Contingent earnout payments—Acquisitions	1,849,542	5,403,119	7,252,661
Balance at September 30, 2009	$1,849,542	$5,403,119	$7,252,661

        In the quarter ended September 30, 2009 the Company recorded an adjustment to the contingent consideration reported as of June 30, 2009 for the acquisition of RDS. The adjustment was the result

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

4. Fair Value Measurement (Continued)

of a preliminary valuation that adjusted the probability of the Company's potential earnout payments related to the purchase of RDS. Because the purchase accounting for RDS has yet to be finalized, an adjustment to goodwill was recorded for this change for the period ended September 30, 2009.

        The Company did not recognize any change in fair value measurements using significant unobservable inputs in the reported statement of income for the period ended September 30, 2009.

5. Intangibles and Other Assets

        For the period ended, September 30, 2009, goodwill increased as the result of earn-out payments made of $350,000, and goodwill acquired of $12,063,652 as a result of business acquisitions completed during the nine months ended September 30, 2009 which includes goodwill recorded for a contingent earn-out payments of $7,252,661.

        The following is a summary of amortizable intangible assets as of December 31, 2008 and September 30, 2009:

	December 31, 2008	September 30, 2009	Weighted- Average Life
Customer relationships	$3,090,025	$6,441,808	6.0 years
Noncompete agreements	69,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years

	3,349,025	6,770,808
Less accumulated amortization	(1,185,472)	(1,825,591)

Intangible assets, net	$2,163,553	$4,945,217

        Amortization expense related to intangible assets was $535,272 and $640,119 for the nine months ended September 30, 2008 and 2009, respectively.

        The estimated amortization expense for the next five years is as follows:

Remainder of 2009	319,139
2010	1,128,811
2011	1,107,700
2012	727,315
2013	492,826
Thereafter	1,169,426

$4,945,217

        Approximately $3,976,000 and $1,600,000 of costs associated with preparing for the Company's anticipated initial public offering are included in other assets in the September 30, 2009 and December 31, 2008 consolidated balance sheets, respectively.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

6. Accrued Expenses

        The components of accrued expenses at December 31, 2008 and September 30, 2009 are as follows:

	December 31, 2008	September 30, 2009
Accrued compensation	460,203	585,136
Accrued rebates	705,149	669,431
Deferred rent	596,700	751,925
Other	1,484,081	1,383,479

Total accrued expenses	$3,246,133	$3,389,971

7. Income Taxes

        The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Income before taxes	$932,107	$1,774,921	$3,496,372	$2,960,832
Income tax expense	378,927	476,286	1,419,946	942,951
Effective tax rate	40.6%	26.8%	40.6%	31.8%

        The Company's effective tax rate decreased from 40.6% to 26.8% and from 40.6% to 31.8% for the three and nine months ended September 30, 2009, respectively. The reduction in the effective tax rate for both periods is due to the research and development (R&D) tax credits generated from the Company's internally developed software costs.

8. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 3,191,996 of Series B and D preferred shares were excluded from the calculation for the three and nine months ended September 30, 2008, and 3,014,665 and 3,132,885 were excluded for the three and nine months ended September 30, 2009, respectively, as they were anti-dilutive. Employee stock options totaling 51,500 and 149,000 for the three months ended September 30, 2008 and 2009, respectively, and 23,800 and 407,050 for the nine months ended September 30, 2008 and 2009, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

8. Earnings Per Share (Continued)

        The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income	$553,180	$1,298,635	$2,076,426	$2,017,881
Preferred stock dividends	(265,035)	(265,013)	(789,345)	(792,200)

Net income applicable to common shareholders	$288,145	$1,033,622	$1,287,081	$1,225,681

Denominator:
Denominator for basic earnings per share—weighted-average shares	12,232,810	12,546,451	12,103,899	12,492,025
Effect of dilutive securities:
Employee stock options	673,137	431,161	679,334	320,289

Denominator for dilutive earnings per share	12,905,947	12,977,612	12,783,233	12,812,314

Basic net income per common share	$0.02	$0.08	$0.11	$0.10
Diluted net income per common share	$0.02	$0.08	$0.10	$0.10

9. Stock-Based Compensation Plans

        Using the Black-Scholes-Merton option valuation model, the Company recorded $492,971 and $598,249 in compensation expense for the nine months ended September 30, 2008 and 2009, respectively, and $112,926 and $207,846 in compensation expense for the three months ended September 30, 2008 and 2009, respectively. During the nine months ended September 30, 2008 and 2009, the Company granted 338,000 and 430,000 options, respectively, to various employees. The following assumptions were utilized in the valuation for options granted during the nine months ended September 30, 2008 and 2009:

	2008	2009
Dividend yield	—%	—%
Risk-free interest rate	3.04%–3.62%	2.28%–3.39%
Weighted average expected life	7.0 years	7.1 years
Volatility	33.5%	33.5%

10. Related Parties

        In August 2007, in connection with Mr. Bradley A. Keywell's service on the Company's board of directors, the Company granted an option to purchase 200,000 shares of its common stock at an exercise price of $4.05 per share to Holden Ventures, LLC, an entity controlled by Mr. Heise, which vests in equal annual installments on March 15, 2008, 2009 and 2010. The exercise price was equal to the fair value of the Company's common stock as determined through the contemporaneous application of a discounted cash flow methodology by its management. The options are being accounted for in

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

10. Related Parties (Continued)

accordance with SFAS No. 123(R), as they were granted to a board member who is required to provide service in order for the options to vest and become excercisable. The Company used the Black-Scholes-Merton option valuation model to determine the compensation cost, which is being amortized ratably over the vesting period and recorded as an increase to selling, general and administrative expenses in the consolidated statements of income. The Company recognized $34,065 and $102,194 of expense with respect to these options during the three and nine months ended September 30, 2008 and 2009, respectively, and will recognize $68,129 over the future vesting period of these options.

        Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of September 30, 2009, InnerWorkings owned 627,778 shares of the Company's common stock, or 3.6% of total shares outstanding on a fully-diluted basis.

        In November 2005, the Company entered into a sublease agreement with InnerWorkings to sublease a portion of InnerWorkings' office space for approximately $7,500 per month and increased the amount of space subleased in January 2007 with an increase in lease payments to approximately $17,000 per month. The sub-lease agreement expired without penalty in April 2007. In June 2007, the Company entered into a new agreement with InnerWorkings to sublease a portion of InnerWorkings' office space for approximately $14,000 per month with monthly payments escalating to approximately $19,000 per month in 2008, $21,000 per month in 2009, and 2% annually thereafter. The agreement requires InnerWorkings to provide 12 months notice in advance of cancelling the sublease. The total expenses incurred for subleased office space during the nine months ended September 30, 2008 was $127,720. No expenses for subleased office space were incurred for the nine months ended September 30, 2009. Innerworkings has also provided print procurement services to the Company during 2008 and 2009. As consideration for these services, the Company incurred expenses of $122,950 and $35,543 for the nine months ended September 30, 2008 and 2009, respectively and $17,179 and $18,036 for the three months ended September 30, 2008 and 2009, respectively.

        The Company provided transportation and logistics services to InnerWorkings during 2008 and 2009 and recognized $1,991,956 and $2,856,355, respectively for such services during the nine months ended September 30, 2008 and 2009, respectively. Effective October 1, 2006, the Company entered into a referral agreement with InnerWorkings whereby the Company agreed to pay InnerWorkings a fee equal to 5% of gross profit from shipments generated from clients that were referred to the Company by InnerWorkings, subject to a $75,000 cap per year per client. The Company terminated this agreement on February 18, 2008. The Company incurred no referral fees for the three and nine months ended September 30, 2008 and 2009.

        In June 2006, the Company entered into a supplier rebate program with InnerWorkings, pursuant to which the Company provides InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 5% of revenue received from InnerWorkings. In April 2008, this rebate program was amended to provide InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 3% of revenue received from InnerWorkings, plus an additional 2% of revenue for amounts paid within 15 days. Total supplier rebates to InnerWorkings were $51,168 and $37,985 for the nine months ended September 30, 2008 and 2009, respectively.

        As of December 31, 2008 and September 30, 2009, the Company had a net receivable due from InnerWorkings of $248,064 and $1,078,660, respectively, which is included in accounts receivable in the

Echo Global Logistics, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements (Continued)

Three and Nine Months Ended September 30, 2008 and 2009

10. Related Parties (Continued)

balance sheet. The Company had no advances due to InnerWorkings as of December 31, 2008 and September 30, 2009 respectively.

        Effective April 1, 2007, the Company entered into an agreement to sublease a portion of its office space to MediaBank. An amended agreement was entered into effective July 1, 2007, whereby the Company subleases a portion of its office space to MediaBank. The agreement requires the Company to provide 12 months notice in advance of cancelling the sublease. For the nine months ended September 30, 2009, the Company received no sublease rental income. The Company had no amounts due to or from MediaBank as of September 30, 2009.

        In January 2009, the Company entered into an Independent Contract Referral Services Agreement with Holden Ventures, LLC. Under the terms of the agreement, the Company will pay Holden Ventures 10% of the gross margin, or the actual payments received minus actual expenses, the Company receives from clients referred to it by Holden Ventures. This agreement may be terminated by either party upon 15 days written notice and prohibits Holden Ventures from competing with the Company's business and soliciting its clients and employees for one year following the termination of the agreement. As of September 30, 2009, no payments have been made to Holden Ventures under the terms of this agreement. The referral agreement was negotiated at arm's length and the Company believes that the terms and conditions were reasonable and customary, and consistent with the terms of its referral agreements with unrelated parties.

        In June 2009, the Company entered into a $7.5 million loan agreement with certain existing shareholders. Interest and principal on the loan is payable monthly at an interest rate equal to 13%, with a maturity date of June 2012. A portion of the funds were used for the acquisition of RDS. As of September 30, 2009, the outstanding loan balance is approximately $7.0 million.

        Effective July 2009, the Company entered into an agreement to sublease a portion of its office space to The Pointe. The agreement requires the Company to provide 30 days notice in advance of cancelling the sublease. For the nine months ended September 30, 2009, the Company received $47,520 in rental income. The Company had no amounts due to or from The Pointe as of September 30, 2009.

11. Legal Matters

        In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with our carriers. Management does not believe that the outcome of such matters will have a materially adverse effect on its financial position or results of operations.

12. Subsequent Events

        The Company evaluated subsequent events after the balance sheet date of September 30, 2009 for disclosure through November 13, 2009, the date on which the accompanying financial statement were filed.

        Effective October 1, 2009, the Company completed an initial public offering (IPO) in which the Company sold 5,700,000 shares of common stock at a price to the public of $14.00 per share. All 5,700,000 shares were sold by the Company. The net proceeds to the Company from the IPO, after preference payments, dividend payments, repayment of outstanding indebtedness under its line of credit and repayment of the loan agreement with certain existing shareholders were approximately $47.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of technology enabled transportation and supply chain management services, delivered on a proprietary technology platform serving the transportation and logistics needs of our clients. Our proprietary web-based technology platform compiles and analyzes data from our network of over 22,000 transportation providers to serve our clients' shipping and freight management needs. Our technology platform, composed of web-based software applications and a proprietary database, enables us to identify excess transportation capacity, obtain competitive rates, and execute thousands of shipments every day while providing high levels of service and reliability. We focus primarily on arranging transportation across the major modes, including truckload (TL), less than truck load (LTL) and small parcel, and we also offer inter-modal (which involves moving a shipment by rail and truck), domestic air, expedited and international transportation services.

        We procure transportation and provide logistics services for more than 14,800 clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Revenue

        We generate revenue through the sale of transportation and logistics services to our clients. Since our inception, our growth rates have decreased as our revenue has grown, and we expect this trend to continue. Our revenue was $148.2 million and $179.5 million for the nine months ended September 30, 2008 and 2009, respectively, an increase of 21.1%.

        Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of September 30, 2009, we had 114 enterprise clients and, for the nine months ended September 30, 2009 we served over 14,000 transactional clients. In the first nine months of 2009, we entered into contracts with 27 new enterprise clients. For the nine months ended September 30, 2008 and 2009, enterprise clients accounted for 43% and 41% of our revenue, respectively, and transactional clients accounted for 57% and 59% of our revenue, respectively. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

        Revenue is recognized when the client's product is delivered by a third-party carrier or when services have been rendered. We recognize revenue either on a gross basis or on a net basis depending on the specific terms of the shipment and the underlying agreement with our client. For the nine months ended September 30, 2009, we had two enterprise clients and a portion of our small parcel shipments recorded on a net basis. For the nine months ended September 30, 2009, we recognized $178.4 million of revenue on a gross basis and $1.1 million of revenue on a net basis.

        Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine months ended September 30, 2009, LTL accounted for 46% of our revenue, TL accounted for 41% of our revenue, small parcel accounted for 7% of our revenue and other transportation modes accounted for 6% of our revenue.

        The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we have experienced some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

        We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our fee structure is primarily variable, although we have entered into a limited number of fixed fee arrangements that represent an insignificant portion of our revenue. The fixed fee arrangements that we have entered into are in the form of long-term enterprise contracts and are fixed in terms of fees earned per shipment. These arrangements are recorded as fee for services. The vast majority of our enterprise contracts have fee structures that are variable, and all of our transactional relationships have variable fee structures. The amount of transaction costs we record for each shipment depends on the qualification of the shipment as either gross or net. If the shipment is recorded at gross, our gross profit consists of transportation revenue minus transportation cost. Our transportation costs consists primarily of the direct cost of transportation paid to the carrier. If the shipment is recorded at net, our net revenue is our fee for service revenue, and no transportation cost is recorded for that shipment.

        Net revenue is the primary indicator of our ability to procure services provided by carriers and other third-parties and is considered by management to be the primary measurement of our growth. Although our transportation cost is typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenues and expenses as a percentage of net revenue margin. For the nine months ended September 30, 2008 and 2009, our net revenue was $31.2 million and $39.7 million, respectively, an increase of 27.1%.

Operating expenses

        Our costs and expenses excluding transportation costs consist of commissions paid to our sales personnel, general and administrative expenses, including stock-based compensation expenses, to run our business and depreciation and amortization.

        Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the nine months ended September 30, 2008 and 2009, commission expense was 28.2% and 28.2%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

        We accrue for commission expense when we recognize the related revenue. Some of our sales personnel receive a monthly advance to provide them with a more consistent income stream. Cash paid to our sales personnel in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our sales personnel earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any.

        Our general and administrative expenses, which excludes commission expense, primarily consist of compensation costs for our operations, information systems, finance and administrative support employees, and stock-based compensation. For the nine months ended September 30, 2008 and 2009, our general and administrative expenses were $16.5 million and $21.3 million, respectively. For the nine months ended September 30, 2008 and 2009, general and administrative expenses as a percentage of net revenue were 52.9% and 53.7%, respectively.

        For the nine months ended September 30, 2008 and 2009, our stock-based compensation expense was $0.5 million and $0.6 million, respectively. In 2009, our stock-based compensation expense increased due to additional stock options we granted in the fourth quarter of 2008.

        Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. For the nine months ended September 30, 2008 and 2009, depreciation expense was $1.8 million and $2.8 million, respectively.

        Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the nine months ended September 30, 2008 and 2009, amortization expense was $0.5 million and $0.6 million, respectively.

Reverse Stock Split and Recapitalization

        On September 25, 2009, we effectuated a one-for-two reverse stock split of all outstanding shares of our common stock, Series B preferred stock and Series D preferred stock. Immediately following the reverse stock split, we exchanged all outstanding shares of our common stock, Series B preferred stock and Series D preferred stock for newly issued shares of common stock on approximately a one-for-one basis.

Income Taxes

        On June 7, 2006, our company completed a conversion pursuant to which Echo Global Logistics, LLC, a limited liability company, converted to Echo Global Logistics, Inc., a corporation. As a limited liability company, we were treated as a partnership for federal income tax purposes. As a result, all items of income, expense, gain and loss of Echo were generally reportable on the tax returns of members of Echo Global Logistics, LLC.

        As a result of our conversion, we now account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In connection with our conversion, we used $9.4 million of our net proceeds from the issuance of our Series D preferred stock to redeem certain of our Series A common units. Because we redeemed the units as a limited liability company, the cash distribution was taxable to the members and our tax basis increased resulting in the recognition of a deferred tax asset of $3.8 million, for which we recorded a valuation allowance of $1.9 million and a corresponding net increase to additional paid in capital of $1.9 million.

Comparison of nine months ended September 30, 2009 and 2008

  Revenue

        Our revenue increased by $31.3 million, or 21.1%, to $179.5 million during the nine months ended September 30, 2009 from $148.2 million during the nine months ended September 30, 2008. The increase was attributable to the $8.5 million generated from the RayTrans Distribution Services acquisition, the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients, and was partially offset by a decrease in the transportation rates due to pricing declines caused by a weaker economy.

        Our revenue from enterprise clients increased by $9.6 million, or 15.1%, to $73.3 million during the nine months ended September 30, 2009 from $63.7 million during the nine months ended September 30, 2008, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 41% of our revenue during the nine months ended September 30, 2009 from 43% of our revenue during the nine months ended September 30, 2008. As of September 30, 2009, we had 114 enterprise clients under contract, which was an increase of 27, compared to 87 enterprise clients under contract as of September 30, 2008. Our shipment volume and revenue per enterprise client decreased for the nine months ended September 30, 2009 due to the overall domestic economic climate.

        Our revenue from transactional clients increased by $21.7 million, or 25.7%, to $106.2 million during the nine months ended September 30, 2009 from $84.5 million during the nine months ended September 30, 2008. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services. Our percentage of revenue from transactional clients increased to 59% of our revenue during the nine months ended September 30, 2009 from 57% of our revenue during the nine months ended September 30, 2008. We served over 14,000 transactional clients during the nine months ended September 30, 2009, an increase of approximately 5,000 compared to the 9,000 transactional clients served during the nine months ended September 30, 2008.

  Transportation costs

        Our transportation costs increased by $22.8 million, or 19.5%, to $139.8 million during the nine months ended September 30, 2009 from $117.0 million during the nine months ended September 30, 2008. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 77.9% during the nine months ended September 30, 2009 from 78.9% during the nine months ended September 30, 2008. The improvement as a percentage of revenue is primarily due to a higher percentage of shipments from our transactional clients. Our transactional clients have typically given us more LTL volume than TL volume, and typically the transportation costs per shipment are lower for LTL than TL.

  Net revenue

        Net revenue increased by $8.5 million, or 27.1%, to $39.7 million during the nine months ended September 30, 2009 from $31.2 million during the nine months ended September 30, 2008. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $1.9 million generated from the RayTrans Distribution Services acquisition. Net revenue margins increased to 22.1% during the nine months ended September 30, 2009 from 21.1% during the nine months ended September 30, 2008. The increase in net revenue margins was the result of our ability to negotiate more favorable terms on our shipments and an increase in our transactional sales, which typically have higher net revenue margins.

  Operating expenses

        Commission expense increased by $2.4 million, or 27.1%, to $11.2 million during the nine months ended September 30, 2009 from $8.8 million during the nine months ended September 30, 2008. This increase is attributable to the increase in net revenue.

        General and administrative expenses increased by $4.8 million, or 29.0%, to $21.3 million during the nine months ended September 30, 2009 from $16.5 million during the nine months ended September 30, 2008. The increase is primarily the result of hiring personnel to support our growth. As a percentage of net revenue, general and administrative expenses increased to 53.7% during the nine months ended September 30, 2009 from 52.9% during the nine months ended September 30, 2008. The increase, as a percentage of net revenue, was largely due to the expansion of our facilities in order to grow our transactional business.

        Stock-based compensation increased by $105,278, or 21.4%, to $598,249 during the nine months ended September 30, 2009 from $492,971 during the nine months ended September 30, 2008 due to additional stock options granted between September 30, 2008 and September 30, 2009.

  Depreciation and amortization

        Depreciation expense increased by $1.0 million, or 53.7%, to $2.8 million during the nine months ended September 30, 2009 from $1.8 million during the nine months ended September 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $.1 million, or 19.6%, to $0.6 million during the nine months ended September 30, 2009 from $0.5 million during the nine months ended September 30, 2008. The increase in amortization expense the result of the intangibles acquired in the RayTrans acquisition completed in June 2009.

  Income from operations

        Income from operations increased by $0.2 million to $3.8 million during the nine months ended September 30, 2009 from $3.6 million during the nine months ended September 30, 2008. The increase in income from operations is primarily attributable to an increase in net revenue margin from 21.1% to 22.1% for the nine months ended September 30, 2008 and 2009, respectively.

  Other expense and income tax

        Other expense increased to $822,903 during the nine months ended September 30, 2009 from $69,355 during the nine months ended September 30, 2008. The increase is due to interest expense on the additional borrowings on our line of credit during and the subordinated debt agreement entered into during the nine months ended September 30, 2009.

        Income tax expense decreased $0.5 million to $0.9 million during the nine months ended September 30, 2009 from $1.4 million during the nine months ended September 30, 2008. Our effective tax rate decreased from approximately 41% for the nine months ended September 30, 2008 to approximately 32% for the nine months ended September 30, 2009. The decrease in the effective tax rate was the result of an adjustment to reflect the Company's expectation of an effective tax rate of 34.0% for full year 2009, and is the result of the estimated impact of elections regarding research and development tax credits.

Net Income

        Net income decreased by $0.1 million to $2.0 million during the nine months ended September 30, 2009 from $2.1 million during the nine months ended September 30, 2008.

Comparison of three months ended September 30, 2009 and 2008

  Revenue

        Our revenue increased by $11.9 million, or 20.3%, to $70.2 million during the three months ended September 30, 2009 from $58.3 million during the three months ended September 30, 2008. The increase was attributable to the $6.4 million generated from the RayTrans Distribution Services acquisition, the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients, and was partially offset by a decrease in the transportation rates due to pricing declines caused by a weaker economy.

        Our revenue from enterprise clients increased by $4.3 million, or 17.8%, to $28.3 million during the three months ended September 30, 2009 from $24.0 million during the three months ended September 30, 2008, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 40% of our revenue during the three months ended September 30, 2009 from 41% of our revenue during the three months ended September 30, 2008. As of September 30, 2009, we had 114 enterprise clients under contract, which was an increase of 27, compared to 87 enterprise clients under contract as of September 30, 2008. Our shipment volume and revenue per enterprise client decreased for the three months ended September 30, 2009 due to the overall domestic economic climate.

        Our revenue from transactional clients increased by $7.6 million, or 22.0%, to $41.9 million during the three months ended September 30, 2009 from $34.3 million during the three months ended September 30, 2008. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services. Our percentage of revenue from transactional clients increased to 60% of our revenue during the three months ended September 30, 2009 from 59% of our revenue during the three months ended September 30, 2008. We served over 9,000 transactional clients during the three months ended September 30, 2009, an increase of 2,800 compared to 6,200 transactional clients served during the three months ended September 30, 2008.

  Transportation costs

        Our transportation costs increased by $8.7 million, or 18.9%, to $54.7 million during the three months ended September 30, 2009 from $46.0 million during the three months ended September 30, 2008. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 78.0% during the three months ended September 30, 2009 from 78.9% during the three months ended September 30, 2008. The improvement as a percentage of revenue is primarily due to a higher percentage of shipments from our transactional clients. Our transactional clients have typically given us more LTL volume than TL volume, and typically the transportation costs per shipment are lower for LTL than TL.

  Net revenue

        Net revenue increased by $3.1 million, or 25.5%, to $15.4 million during the three months ended September 30, 2009 from $12.3 million during the three months ended September 30, 2008. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 22.0% during the three months ended September 30, 2009 from 21.1% during the three months ended September 30, 2008. The increase in net revenue margins was the result of our ability to negotiate more favorable terms on our shipments and an increase in our transactional sales, which typically have higher net revenue margins.

  Operating expenses

        Commission expense increased by $0.2 million, or 5.3%, to $4.3 million during the three months ended September 30, 2009 from $4.1 million during the three months ended September 30, 2008. As a percentage of net revenue, commission expense decreased to 27.6% during the three months ended September 30, 2009 from 33.0% during the three months ended September 30, 2008. The decrease in commission expense as a percentage of net revenue during the three months ended September 30, 2009 is attributable to a higher level of prepaid commissions writeoffs as a percentage of net revenue in 2008.

        General and administrative expenses increased by $1.2 million, or 18.4%, to $7.6 million during the three months ended September 30, 2009 from $6.4 million during the three months ended September 30, 2008. The increase is primarily the result of hiring personnel to support our growth. As a percentage of net revenue, general and administrative expenses decreased to 49.1% during the three months ended September 30, 2009 from 52.1% during the three months ended September 30, 2008. The decrease, as a percentage of net revenue, was largely due to improvements in productivity and increased leverage over certain fixed costs.

        Stock-based compensation increased by $94,920, or 84.1%, to $207,846 during the three months ended September 30, 2009 from $112,926 during the three months ended September 30, 2008 due to additional stock options granted between September 30, 2008 and September 30, 2009.

  Depreciation and amortization

        Depreciation expense increased by $0.5 million, or 46.9%, to $1.1 million during the three months ended September 30, 2009 from $0.6 million during the three months ended September 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense from intangible assets remained unchanged at $0.2 million during the three months ended September 30, 2009.

  Income from operations

        Income from operations increased by $1.3 million to $2.3 million during the three months ended September 30, 2009 from $1.0 million during the three months ended September 30, 2008. The increase in income from operations is primarily attributable to an increase in net revenue margin from 21.1% to 22.0% for the three months ended September 30, 2008 and 2009, respectively.

  Other expense and income tax

        Other expense increased to $0.6 million during the three months ended September 30, 2009 from $55,323 during the three months ended September 30, 2008. The increase is due to interest expense on the additional borrowings on our line of credit and the subordinated debt agreement entered into during the three months ended September 30, 2009.

        Income tax expense increased $0.1 million to $0.5 million during the three months ended September 30, 2009 from $0.4 million during the three months ended September 30, 2008. Our effective tax rate decreased from approximately 41% for the three months ended September 30, 2008 to approximately 27% for the three months ended September 30, 2009. The decrease in the effective tax rate was the result of an adjustment to reflect the Company's expectation of an effective tax rate of 34.0% for full year 2009, and is the result of the estimated impact of elections regarding research and development tax credits.

  Net Income

        Net income increased by $0.7 million to $1.3 million during the three months ended September 30, 2009 from $0.6 million during the three months ended September 30, 2008.

Liquidity and Capital Resources

        As of September 30, 2009, we had $1.3 million in cash and cash equivalents, $0.4 million in working capital and $5.7 million available under our credit facility.

  Cash provided by (used in) operating activities

        For the nine months ended September 30, 2009, $5.4 million of cash was used in operating activities, representing a decrease of $9.4 million compared to the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we generated $2.0 million of operating cash flow from net income, as compared to $2.1 million for the nine months ended September 30, 2008, or a decrease of $0.1 million. This cash flow generation in the nine months ended September 30, 2009 was offset by a change in net current assets of $12.4 million, which was primarily attributable to increases in accounts receivable and prepaid expenses, offset in part by an increase in accounts payable. This increase in net current assets was attributable to the growth in our business. In the nine months ended September 30, 2008, the increase in net current assets was $2.3 million. The higher increase in cash utilized due to changes in net current assets of $10.1 million in the nine months ended September 30, 2009 was due to the settlement and payment of a disputed liability which resulted in a $1.7 million reduction in accounts payable as well as an acceleration of the timing of payments made to our vendors in an effort to improve their cash flow in response to the overall slowdown in the economy.

  Cash used in investing activities

        Cash used in investing activities was $10.1 million and $4.2 million during the nine months ended September 30, 2009 and 2008, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the nine months ended September 30, 2009, we used $6.8 million for new acquisitions, and paid a $0.4 million earn-out payment to the former owners of Mountain Logistics.

  Cash provided by financing activities

        During the nine months ended September 30, 2009, net cash provided by financing activities was $15.0 million compared to $2.4 million during the nine months ended September 30, 2008. This was primarily attributable to the $9.3 million borrowed under our line of credit and a $7.5 million term loan, which was borrowed from EGL Mezzanine LLC, members of which include certain of our directors, officers and stockholders, to fund the acquisition of RayTrans Distribution Services.

  Credit facility

        As of September 30, 2009, we had $14.3 million outstanding on a $20.0 million line of credit with JPMorgan Chase Bank, N.A., which was due to expire on July 31, 2010. Outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2009, we were not in violation of any of these various covenants.

  Term loan

        In June 2009, we entered into a $7.5 million term loan payable to EGL Mezzanine LLC, members of which include certain of our directors, officers and stockholders. The term loan, which was amended and restated on August 26, 2009, requires 36 monthly principal and interest payments of $0.25 million, matures on September 2, 2012 and bears interest at a rate of 13.0% per year. The proceeds from borrowings under the term loan were used for working capital purposes and to fund the acquisition of substantially all of the assets of RayTrans Distribution Services. The term loan had an outstanding balance of $7.0 million at September 30, 2009.

  Anticipated uses of cash

        Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $17.1 million of potential earn-out payments due in connection with our acquisitions. We currently expect to use up to $7.0 million for capital expenditures through the end of 2010. We also expect that we will use up to $8.0 million through the end of 2010 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

        On October 2, 2009, the Company completed its initial public offering. The net proceeds after underwriting expenses and estimated expenses payable by us were approximately $69.7 million. We used a portion of our net proceeds from this offering to repay all outstanding principal and accrued interest under our line of credit with JPMorgan Chase Bank, N.A., which bears interest at a rate of either the prime rate or LIBOR plus 2.25% and matures on July 31, 2010 (approximately $14.3 million outstanding as of September 30, 2009), and approximately $6.9 million of our net proceeds from this offering to repay all outstanding principal and accrued interest under our term loan payable to EGL Mezzanine LLC, which bears interest at a rate of 13.0% and matures on June 2, 2012, members of which include certain of our directors, officers and stockholders, and which we incurred in connection with our acquisition of RayTrans Distribution Services. In addition to the foregoing purposes, we used approximately $3.5 million of the net proceeds to make required accrued dividend payments to the holders of our Series B and D preferred shares, which holders include certain of our directors or entities owned or controlled by them. We plan to invest the remaining proceeds to further expand our sales force, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

        Historically, our average accounts receivable lifecycle has been longer than our average accounts payable lifecycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Contractual Obligations

        As of September 30, 2009, we had the following contractual obligations:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	780	297	483	—	—
Operating lease	11,734	1,953	4,121	3,898	1,762
Contingent consideration obligations(1)	17,135	2,617	12,435	2,083	—
Total	29,649	4,867	17,039	5,981	1,762

(1)
Amounts relate to contingent consideration for the Mountain Logistics, Inc., Bestway Solutions, LLC, RayTrans Distribution Services, Inc. and Freight Management, Inc. acquisitions.

Critical Accounting Policies and Estimates

        Critical accounting policies and estimates are disclosed in our Registration Statement Form S1, as amended (Registration No. 333-150514), which was declared effective by the SEC on October 1, 2009.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements (codified within the Accounting Standards Codification (ASC) Topic 810). SFAS No. 160 establishes accounting and reporting guidance for a noncontrolling ownership interest in a subsidiary and deconsolidation of a subsidiary. The standard requires that a noncontrolling ownership interest in a subsidiary be reported as equity in the consolidated statement of financial position and any related net income attributable to the parent be presented on the face of the consolidated statement of income. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009. Adoption of SFAS No. 160 had no impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations (codified within ASC Topic 805), and establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information to disclose. SFAS No. 141(R) is effective for business combinations in which the acquisition date is in the first fiscal year after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009. Adoption of SFAS No. 141(R) had no impact on our historical consolidated financial statements but will impact the accounting for future acquisitions.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (codified within ASC Topic 350). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and assets acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim period beginning after December 15, 2008. This guidance was effective on January 1, 2009 and applied to subsequent acquisitions in 2009.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (codified within ASC Topic 820). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The adoption of SFAS No. 57 did not have a material impact on our fair value measurements. As of January 1, 2009, we adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. There was no impact on our consolidated financial statements upon adoption.

        In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (codified within ASC Topic 820). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on us upon adoption.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 (codified within ASC Topic 855) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. We adopted SFAS No. 165 for the quarter ended June 30, 2009.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS 168) (codified within ASC Topic 105). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not have a material impact on the Company's consolidated results of operations and financial condition. The Company began using the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP beginning with the third quarter ending September 30, 2009.

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-13 may have on the Company's consolidated financial statements.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains words such as "may," "will," "believe," "expect," "anticipate," "intend," "plan," "project," "estimate" and "objective" or the negative thereof or similar terminology concerning the Company's future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company's possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different.

Additional Information

        We will make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our Internet website (http://www.echo.com) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. All of our filings may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Commodity Risk

        We pass through increases in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

  Interest Rate Risk

        We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate or LIBOR plus 2.25%. Assuming the $20,000,000 line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

        We do not use derivative financial instruments for speculative trading purposes.

  Impact of Inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2006, 2007 and 2008.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.    Risk Factors

        There have been no material changes from the risks disclosed in the "Risk Factors" section of our Registration Statement on Form S-1, as amended (Registration No. 333-150514), which was declared effective by the SEC on October 1, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        In October 2009, we completed our initial public offering of shares of our common stock. On October 7, 2009, we offered and sold 5,700,000 shares of our common stock at a price of $14.00 per share. The offer and sale of these shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-150514), which was declared effective by the SEC on October 1, 2009. The managing underwriters of this offering were Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C., Thomas Weisel Partners LLC, Barrington Research Associates, Inc. and Craig-Hallum Capital Group, Inc.

        Our net proceeds, after underwriting expenses and estimated expense payable by us were approximately $69.7 million. In connection with the offering, we paid underwriting discounts and commissions of approximately $5.6 million and paid approximately $4.5 million in offering expenses.

        We used a portion of our net proceeds from this offering to repay all outstanding principal and accrued interest under our line of credit with JPMorgan Chase Bank, N.A., which bears interest at a rate of either the prime rate or LIBOR plus 2.25% and matures on July 31, 2010 (approximately $14.3 million outstanding as of September 30, 2009), and approximately $7.0 million of our net proceeds from this offering to repay all outstanding principal and accrued interest under our term loan payable to EGL Mezzanine LLC, which bears interest at a rate of 13.0% and matures on June 2, 2012, members of which include certain of our directors, officers and stockholders, and which we incurred in connection with our acquisition of RayTrans Distribution Services. In addition to the foregoing purposes, we used approximately $3.5 million of the net proceeds to make required accrued dividend payments to the holders of our Series B and D preferred shares, which holders include certain of our directors or entities owned or controlled by them. We plan to invest the remaining proceeds to further expand our sales force, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

Item 6.    Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date: November 13, 2009	By:	/s/ DOUGLAS R. WAGGONER Douglas R. Waggoner Chief Executive Officer

Date: November 13, 2009	By:	/s/ DAVID B. MENZEL David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.