Form 10-Q
period 2010-03-31
Echo Global Logistics, Inc.
filed 2010-05-14
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-34470

ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue Suite 725 Chicago, Illinois Phone: (800) 354-7993, 60654 (Address (including zip code) and telephone number (including area code) of registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☒

        As of May 14, 2010, the Registrant had 21,806,492 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2009	2010
REVENUES	$49,063,748	$89,104,024
COSTS AND EXPENSES:
Transportation costs	38,049,946	$72,059,487
Selling, general, and administrative expenses	9,851,945	13,335,117
Depreciation and amortization	1,039,777	1,682,586

INCOME FROM OPERATIONS	122,080	2,026,834
Interest income	—	12,463
Interest expense	(61,893)	(22,842)
Other, net	(14,785)	(39,337)

OTHER EXPENSE	(76,678)	(49,716)

INCOME BEFORE PROVISION FOR INCOME TAXES	45,402	1,977,118
INCOME TAX EXPENSE	(17,866)	(741,147)

NET INCOME	27,536	1,235,971
DIVIDENDS ON PREFERRED SHARES	(265,034)	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(237,498)	$1,235,971

Basic net income (loss) per share	$(0.02)	$0.06
Diluted net income (loss) per share	$(0.02)	$0.06

See accompanying notes.

Echo Global Logistics, Inc.

Consolidated Balance Sheets

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,803,704	$41,772,416
Accounts receivable, net of allowance for doubtful accounts of $1,323,916 and $1,423,916, respectively	43,689,684	49,626,355
Income taxes receivable	344,117	337,069
Prepaid expenses	6,420,750	7,129,591
Other current assets	391,054	352,927

Total current assets	98,649,309	99,218,358
Property and equipment, net	8,153,741	8,699,432
Intangible assets:
Goodwill	18,651,496	22,697,658
Intangible assets, net of accumulated amortization of $2,243,765 and $2,662,377, respectively	4,527,043	5,323,305
Other assets	459,735	410,794
Deferred income taxes	2,233,964	1,709,590

Total assets	$132,675,288	$138,059,137

Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$27,039,510	$30,181,493
Current maturities of capital lease obligations	302,518	307,982
Due to seller—short term	717,738	2,032,218
Accrued expenses	3,058,102	2,377,439
Deferred income taxes	1,894,204	2,090,952

Total current liabilities	33,012,072	36,990,084
Due to seller—long term	5,452,303	5,475,536
Capital lease obligations, net of current maturities	420,840	341,765

Total liabilities	38,885,215	42,807,385
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,768,659 and 21,769,491 shares were issued and outstanding at December 31, 2009 and March 31, 2010, respectively	2,177	2,177
Additional paid-in capital	88,368,796	88,594,504
Retained earnings	5,419,100	6,655,071

Total stockholders' equity	93,790,073	95,251,752

Total liabilities and stockholders' equity	$132,675,288	$138,059,137

See accompanying notes.

Echo Global Logistics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Operating activities
Net income	$27,536	$1,235,971
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	17,867	721,122
Noncash stock compensation expense	191,391	207,918
Reduction in contingent consideration due to seller	—	(1,264,798)
Depreciation and amortization	1,039,777	1,682,586
Change in assets, net of acquisitions:
Accounts receivable	(2,981,714)	(5,574,680)
Prepaid expenses and other assets	(541,358)	(842,004)
Change in liabilities, net of acquisitions:
Accounts payable	1,771,287	2,978,168
Accrued expenses and other	(648,674)	(660,984)

Net cash used in operating activities	(1,123,888)	(1,516,701)
Investing activities
Purchases of property and equipment	(976,770)	(1,574,746)
Payments for acquisitions, net of cash aquired	(350,000)	(2,605,752)

Net cash used in investing activities	(1,326,770)	(4,180,498)
Financing activities
Principal payments on capital lease obligations	(49,697)	(73,612)
Borrowings on credit line	2,135,109	—
Payment of costs associated with initial public offering	(961,200)	(278,267)
Issuance of shares, net of issuance costs	51,996	17,790

Net cash provided by (used in) financing activities	1,176,208	(334,089)
Decrease in cash and cash equivalents	(1,274,450)	(6,031,288)
Cash and cash equivalents, beginning of period	1,872,922	$47,803,704

Cash and cash equivalents, end of period	$598,472	$41,772,416

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$61,893	$22,842
Cash paid for income taxes	—	18,396
Noncash investing activity
Purchase of furniture and equipment with capital lease	168,156	—
Noncash financing activity
Vesting of restricted shares	56,250	—
Due to seller	—	2,602,511

See accompanying notes.

Echo Global Logistics, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

Three months ended March 31, 2010

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2009	21,768,659	$2,177	$88,368,796	$5,419,100	$93,790,073

Share compensation expense	—	—	207,918	—	207,918
Exercise of stock options	832	—	17,790	—	17,790
Net income	—	—	—	1,235,971	1,235,971

Balance at March 31, 2010	21,769,491	$2,177	$88,594,504	$6,655,071	$95,251,752

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2010

1. Summary of Significant Accounting Policies

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

        The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the full year of 2010. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

Preparation of Financial Statements and Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results can differ from those estimates.

Fair Value of Financial Instruments

        The carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and a line of credit, approximate their fair values due to their short term nature. The fair value of the due to seller obligation is determined based on the likelihood of contingent earn-out payments.

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

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

2. New Accounting Pronouncements

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

        In January 2010, the FASB issued ASC 820 (previously "Improving Disclosures about Fair Value Measurements" (ASU 2010-06). This guidance improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company's consolidated financial statements.

        In February 2010, the FASB issued ASC 855 (previously "Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-09)). ASU 2010-09 amended SFAS No. 165, "Subsequent Events" to resolve conflicts with SEC reporting requirements. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations and financial condition.

3. Acquisitions

Mountain Logistics Acquisition

        For the year ended December 31, 2009 and three month period ended March 31, 2010 the Company paid $350,000 and $1,350,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as December 31, 2009 and March 31, 2010. In addition, the Company recorded $3.9 million increase in goodwill in 2009 as related to the vesting of 275,000 common shares associated with the acquisition as certain performance measures were met effective October 1, 2009.

RayTrans Distribution Services, Inc. Acquisition

        Effective June 1, 2009, the Company acquired RayTrans Distribution Services, Inc. (RDS), a non-asset based third-party logistics provider with offices in Matteson, Illinois and the results of RDS have been included in the consolidated financial statements since that date. The acquisition provided the Company with strategic growth of its presence in the truckload business and added an assembled workforce that has significant experience and knowledge of the industry.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

3. Acquisitions (Continued)

        The acquisition-date fair value of the consideration transferred totaled $9,226,511, which consisted of the following:

Fair value of consideration transferred
Cash	$5,384,069
Contingent consideration	3,842,442

Total	$9,226,511

        The contingent consideration arrangement requires the Company to pay an additional $6.5 million in cash if certain performance measures are achieved by or prior to May 31, 2012. The performance measures are based on both annual and cumulative targets of adjusted EBITDA. EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $3.8 million. Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in selling, general and administrative expense. For the period ended March 31, 2010, the Company recorded a reduction of $639,645 to the contingent consideration obligation as a result of reductions to RDS' forecasted financial performance resulting in a liability due to seller of $2.4 million at March 31, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company estimates these contingent payments to be approximately 37% of total eligible payments due prior to May 31, 2012. The Company expects total undiscounted contingent consideration payments to RDS to be between $2.4 million and $4.0 million. There were no other contingent liabilities assumed in the acquisition.

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

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

3. Acquisitions (Continued)

        The customer relationships have a life of seven years and the non-compete agreements have a life of five years.

        The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the three month period ended March 31, 2009 as if the Company had acquired RDS as of January 1, 2009.

March 31, 2009
Revenue	$56,831,445
Income from operations	463,695
Net income	52,505
Net income (loss) applicable to common shareholders	(212,529)
Basic net income (loss) per share	$(0.02)
Diluted net income (loss) per share	$(0.02)

Freight Management Inc.

        Effective July 1, 2009, the Company acquired Freight Management Inc. (FMI), a non-asset based third-party logistics provider with offices in Buffalo, Minnesota and the results of FMI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FMI for $1.4 million. An additional $4.6 million in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2012. As a result of the acquisition, the Company recorded $4.6 million of goodwill, of which $3.3 million related to contingent consideration. Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in selling, general and administrative expense. For the three month period ended March 31, 2010, the Company recorded a reduction of $630,626 to the contingent consideration obligation as a result of reductions to the forecasted financial performance of FMI resulting in a liability and due to seller of $2.5 million at March 31, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FMI to be between $3.0 million and $4.1 million. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements

Distribution Services Inc.

        Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota and the results of DSI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $0.8 million. An additional $2.6 million in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1.8 million of goodwill, of which $1.8 million related to contingent consideration. Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in selling, general and administrative expense. For the three month period ended March 31,

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

3. Acquisitions (Continued)

2010, the Company recorded a reduction of $9,208 to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of DSI resulting in a liability due to seller of $1.8 million at March 31, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to DSI to be between $2.0 million and $2.6 million. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements.

Resource Group and Associates

        Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $0.5 million. An additional $1.5 million in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $0.9 million of goodwill, of which $0.8 million related to contingent consideration. Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in selling, general and administrative expense. For the period ended March 31, 2010, the Company recorded an increase of $22,566 to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $0.8 million at March 31, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to RGA to be between $0.6 million and $1.0 million. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements.

4. Fair Value Measurement

        The Company applies ASC Topic 820 (previously SFAS No. 157, Fair Value Measurements) for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $7.5 million.

        ASC Topic 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

  •
  Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

  •
  Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

4. Fair Value Measurement (Continued)

    than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

  •
  Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

        The significant inputs used to derive the fair value due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55% with a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2010:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,532,387	$32,532,387	$—	$—
Liabilities:
Due to seller	$(7,507,754)	$—	$—	$(7,507,754)

        The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2009	$(6,170,041)
Contingent earnout payments—Acquisitions	(2,602,511)
Contingent earnout payments—change in fair value	1,264,798

Balance at March 31, 2010	$(7,507,754)

        For the three month period ended March 31, 2010, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of RDS, FMI, DSI and RGA. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchase of RDS, FMI, DSI and RGA.

        For the three month period ended March 31, 2010, the Company recognized a benefit of $1,264,798 in selling, general, and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

5. Intangible assets

        The following is a summary of goodwill as of March 31, 2010:

Balance as of December 31, 2009	18,651,496
Additional purchase price related to the purchase of Mountain Logistics, Inc.	1,350,000
Goodwill acquired related to the purchase of DSI	1,817,265
Goodwill acquired related to the purchase of RGA	878,897

Balance as of March 31, 2010	$22,697,658

        The following is a summary of amortizable intangible assets as of December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010	Weighted- Average Life
Customer relationships	$6,441,808	$7,656,682	6.4 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years

	6,770,808	7,985,682	6.2 years
Less accumulated amortization	(2,243,765)	(2,662,377)

Intangible assets, net	$4,527,043	$5,323,305

        Amortization expense related to intangible assets was $172,683 and $418,612 for the three months ended March 31, 2009 and 2010, respectively.

        The estimated amortization expense for the next five years and thereafter is as follows:

2010	$1,213,314
2011	1,497,642
2012	993,617
2013	600,701
2014	468,256
Thereafter	549,775

$5,323,305

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

6. Accrued Expenses

        The components of accrued expenses at December 31, 2009 and March 31, 2010 are as follows:

	December 31, 2009	March 31, 2010
Accrued compensation	$384,526	$368,162
Accrued rebates	943,446	1,008,316
Deferred rent	784,674	794,461
Other	945,456	206,500

Total accrued expenses	$3,058,102	$2,377,439

7. Income Taxes

        The following table shows the Company's effective income tax rate for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
Income before taxes	$45,402	$1,977,118
Income tax expense	17,866	741,147
Effective tax rate	39.4%	37.5%

        The Company's effective tax rate decreased from 39.4% to 37.5% for the three months ended March 31, 2009 and 2010, respectively.

8. Earnings Per Share

        Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 3,191,996 of Series B and D preferred shares were excluded from the calculation for the three month period ended March 31, 2009 as they were anti-dilutive. The Series B and Series D preferred shares converted to common stock effective September 24, 2009. Employee stock options totaling 287,827 and 86,500 for the three month periods ending March 31, 2009 and 2010, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

8. Earnings Per Share (Continued)

computation of basic and diluted earnings per common share for the three month periods ended March 31, 2009 and 2010 are as follows:

	March 31, 2009	March 31, 2010
Numerator:
Net income	$27,536	$1,235,971
Preferred stock dividends	(265,034)	—

Net income (loss) applicable to common shareholders	$(237,498)	$1,235,971

Denominator:
Denominator for basic earnings per share—weighted-average shares	12,456,478	21,768,661
Effect of dilutive securities:
Employee stock options	—	401,895

Denominator for dilutive earnings per share	12,456,478	22,170,556

Basic net income per common share	$(0.02)	$0.06
Diluted net income per common share	$(0.02)	$0.06

9. Stock-Based Compensation Plans

        Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $191,391 and $207,918 in compensation expense with corresponding tax benefits of $74,642 and $81,088 for the three month periods ended March 31, 2009 and 2010, respectively. During the three month periods ended March 31, 2009 and 2010, the Company granted 40,000 and 440,000 options, respectively, to various employees.

        The following assumptions were utilized in the valuation for options granted during the three months ended March 31, 2009 and 2010:

	2009	2010
Dividend yield	—	—
Risk-free interest rate	2.28%-3.39%	3.05%
Weighted-average expected life	7.1 years	6.6 years
Volatility	33.5%	36.0%

10. Related Parties

        Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of March 31, 2010, InnerWorkings owned 577,778 shares of the Company's common stock, or 2.7% of total shares outstanding on a fully-diluted basis.

        For the three months ended March 31, 2009 and 2010 Innerworkings has also provided print procurement services to the Company. As consideration for these services, the Company incurred

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

10. Related Parties (Continued)

expenses of $14,829 and $17,388 for the three month periods ended March 31, 2009 and 2010, respectively.

        The Company provided transportation and logistics services to InnerWorkings and recognized $910,235 and $1,658,787 for such services during the three month periods ended March 31, 2009 and 2010, respectively.

        In June 2006, the Company entered into a supplier rebate program with InnerWorkings, pursuant to which the Company provides InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 5% of revenue received from InnerWorkings. In April 2008, this rebate program was amended to provide InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 3% of revenue received from InnerWorkings, plus an additional 2% of revenue for amounts paid within 15 days. Total supplier rebates to InnerWorkings were $25,619 and $16,112 for the three month periods ended March 31, 2009 and 2010, respectively.

        As of December 31, 2009 and March 31, 2010, the Company had a net receivable due from InnerWorkings of $1,168,538 and $1,293,593, respectively, of which $1,313,014 is included in accounts receivable and $19,421 is included in accounts payable in the balance sheet as of March 31, 2010. The Company had no accounts payables due to InnerWorkings as of December 31, 2009.

        During 2009, one of the Company's stockholders who is a director of the Company became a director of Manpower Inc., a publicly traded company that serves the employment services industry. For the three month period ended March 31, 2010, the Company provided transportation and logistics services to Manpower and recognized $34,001 for such services. As of December 31, 2009 and March 31, 2010, the Company had a net receivable due from Manpower of $7,883 and $13,475, respectively.

        In January 2009, the Company entered into an Independent Contract Referral Services Agreement with Holden Ventures, LLC. Under the terms of the agreement, the Company will pay Holden Ventures 10% of the gross margin, or the actual payments received minus actual expenses that the Company receives from clients referred by Holden Ventures. This agreement may be terminated by either party upon 15 days written notice and prohibits Holden Ventures from competing with the Company's business and soliciting its clients and employees for one year following the termination of the agreement. As of March 31, 2010, no payments have been made to Holden Ventures under the terms of this agreement.

        The Company subleases a portion of its office space to Groupon, LLC (Groupon), a web-based collective buying power organization whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009, which was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. For the three months ended March 31, 2010, the Company received sublease rental income of $18,825. The Company did not receive sublease rental income for the three months ended March 31, 2009. The Company had no amounts due to or from Groupon as of December 31, 2009 and March 31, 2010.

Echo Global Logistics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2009 and 2010

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of technology enabled transportation and supply chain management services, delivered on a proprietary technology platform serving the transportation and logistics needs of our clients. Our proprietary web-based technology platform compiles and analyzes data from our network of over 24,000 transportation providers to serve our clients' shipping and freight management needs. Our technology platform, composed of web-based software applications and a proprietary database, enables us to identify excess transportation capacity, obtain competitive rates and execute thousands of shipments every day while providing high levels of service and reliability. We focus primarily on arranging transportation across the major modes, including truckload (TL), less than truck load (LTL) and small parcel, and we also offer inter-modal (which involves moving a shipment by rail and truck), domestic air, expedited and international transportation services.

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

Revenue

        We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Since our inception, our growth rates have decreased as our revenue has grown. Our revenue was $49.1 million and $89.1 million for the three month periods ended March 31, 2009 and 2010, respectively, an increase of 81.6%.

        Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of March 31, 2010, we had 124 enterprise clients and, for the three month period ended March 31, 2010 we served over 9,900 transactional clients. For the three month period ended March 31, 2010, we entered into contracts with eight new enterprise clients. For the three month periods ended March 31, 2009 and 2010, enterprise clients accounted for 43% and 42% of our revenue, respectively, and transactional clients accounted for 57% and 58% of our revenue, respectively. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

        Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2010, LTL accounted for 44% of our revenue, TL accounted for 38% of our revenue, small parcel accounted for 6% of our revenue and other transportation modes accounted for 12% of our revenue.

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

        Net revenue is the primary indicator of our ability to procure services provided by carriers and other third-parties and is considered by management to be the primary measurement of our growth. Although our transportation cost is typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenues and expenses as a percentage of net revenue margin. For the three month periods ended March 31, 2009 and 2010, our net revenue was $11.0 million and $17.0 million, respectively, reflecting a growth rate of 55%.

Operating expenses

        Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business and depreciation and amortization.

        Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the three month periods ended March 31, 2009 and 2010, commission expense was 29.0% and 30.7%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

        Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our operations, information systems, finance and administrative support employees and change to contingent consideration liability. For the three month periods ended March 31, 2009 and 2010, our general and administrative expenses were $6.7 million and $8.1 million, respectively. For the three month periods ended March 31, 2009 and 2010, general and administrative expenses as a percentage of net revenue were 60.5% and 47.6%, respectively.

        Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. For the three month periods ended March 31, 2009 and 2010, depreciation expense was $0.9 million and $1.3 million, respectively.

        Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the three month periods ended March 31, 2009 and 2010, amortization expense was $0.2 million and $0.4 million, respectively.

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

Comparison of three months ended March 31, 2010 and 2009

  Revenue

        Our revenue increased by $40.0 million, or 81.6%, to $89.1 million for the three month period ended March 31, 2010 from $49.1 million for the three month period ended March 31, 2009. The increase was attributable to the increase in the number of our clients, the total number of shipments executed on behalf of, and services provided to these clients. This was partially offset by a decrease in the transportation rates due to pricing declines caused by a weaker economy. In addition, $7.3 million of revenue was generated for the three month period ended March 31, 2010 from the RayTrans Distribution Services acquisition completed in June 2009.

        Our revenue from enterprise clients increased by $16.4 million, or 77.4%, to $37.6 million for the three month period ended March 31, 2010 from $21.2 million for the three month period ended March 31, 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 42% of our revenue for the three month period ended March 31, 2010 from 43% of our revenue for the three month period ended March 31, 2009. As of March 31, 2010, we had 124 enterprise clients under contract, which was an increase of 26, compared to 98 enterprise clients under contract as of March 31, 2009.

        Our revenue from transactional clients increased by $23.6 million, or 84.8%, to $51.5 million for the three month period ended March 31, 2010 from $27.9 million for the three month period ended March 31, 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services. Our percentage of revenue from transactional clients increased to 58% of our revenue for the three month period ended March 31, 2010 from 57% of our revenue for the three month period ended March 31, 2009. We served over 9,900 transactional clients in the three month period ended March 31, 2010, an increase of approximately 2,000 compared to the 7,900 transactional clients served in the three month period ended March 31, 2009.

  Transportation costs

        Our transportation costs increased by $34.0 million, or 89.4%, to $72.1 million for the three month period ended March 31, 2010 from $38.1 million for the three month period ended March 31, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 80.9% for the three month period ended March 31, 2010 from 77.6% for the three month period ended March 31, 2009.

  Net revenue

        Net revenue increased by $6.0 million, or 54.8%, to $17.0 million for the three month period ended March 31, 2010 from $11.0 million for the three month period ended March 31, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $1.3 million generated from the RayTrans Distribution Services acquisition. Net revenue margins decreased to 19.1% for the three month period ended March 31, 2010 from 22.4% for the three month period ended March 31, 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market and a higher mix of truckload revenue.

  Operating expenses

        Commission expense increased by $2.0 million, or 63.7%, to $5.2 million for the three month period ended March 31, 2010 from $3.2 million for the three month period ended March 31, 2009. This increase is attributable to the increase in net revenue.

        General and administrative expenses increased by $1.4 million, or 21.8%, to $8.1 million for the three month period ended March 31, 2010 from $6.7 million for the three month period ended March 31, 2009. The increase is primarily the result of hiring personnel to support our growth. This increase was offset by a $1.2 million reduction of to the contingent consideration obligations recorded primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 47.6% for the three month period ended March 31, 2010 from 60.5% for the three month period ended March 31, 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration obligations as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses.

  Depreciation and amortization

        Depreciation expense increased by $0.4 million, or 45.8%, to $1.3 million for the three month period ended March 31, 2010 from $0.9 million for the three month period ended March 31, 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 142.4%, to $0.4 million for the three month period ended March 31, 2010 from $0.2 million for the three month period ended March 31, 2009. The increase in amortization expense the result of the intangibles acquired in the RayTrans Distribution Services and FMI acquisitions completed in 2009.

  Income from operations

        Income from operations increased by $1.9 million to $2.0 million for the three month period ended March 31, 2010 from $0.1 million for the three month period ended March 31, 2009. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses, due to improved leverage gained through the growth of our business.

  Other expense and income tax

        Other expense decreased to $50,000 for the three month period ended March 31, 2010 from $77,000 for the three month period ended March 31, 2009. The decrease is due to the pay down of our line of credit during the second half of 2009.

        Provision for income taxes increased to $0.7 million for the three month period ended March 31, 2010 from $18,000 for the three month period ended March 31, 2009. Our effective tax rate decreased from approximately 39% for the three month period ended March 31, 2009 to 38% for the three month period ended March 31, 2010.

  Net Income

        Net income increased by $1.2 million to $1.2 million for the three month period ended March 31, 2010 from $28,000 for the three month period ended March 31, 2009 related to the items previously discussed.

Liquidity and Capital Resources

        As of March 31, 2010, we had $41.8 million in cash and cash equivalents, $62.2 million in working capital and $20.0 million available under our credit facility. On April 15, 2010, we amended the line of credit facility from $20.0 million to $10.0 million in availability.

  Cash used in operating activities

        For the three month period ended March 31, 2010, $1.5 million of cash was used in operating activities, representing an increase of $0.4 million compared to three month period ended March 31, 2009. For the three month period ended March 31, 2010, we generated $1.2 million of operating cash flow from net income, as compared to $28,000 for the three month period ended March 31, 2009, or an increase of $1.2 million. This cash flow generation was offset by a change in net current assets of $4.1 million, which was primarily attributable to increases in accounts receivable and prepaid expenses, offset in part by an increase in accounts payable. This increase in net current assets was attributable to the growth in our business. For the three month period ended March 31, 2010, the increase in net current assets was $1.7 million. The higher increase in cash utilized due to changes in net current assets was due to the acceleration of the timing of payments made to our vendors in an effort to improve their cash flow in response to the overall slowdown in the economy.

  Cash used in investing activities

        Cash used in investing activities was $4.2 million and $1.3 million during the three month periods ended March 31, 2010 and 2009, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the three month period ended March 31, 2010, we used $1.2 million for new acquisitions, and paid a $1.4 million earn-out payment to the former owners of Mountain Logistics.

  Cash provided by (used in) financing activities

        During the three month period ended March 31, 2010, net cash used in financing activities was $0.3 million compared to cash provided by financing activities of $1.2 million for the three month period ended March 31, 2009. This was primarily attributable to the $2.1 million net borrowings on our credit line for the three month period ended March 31, 2009, offset by a $0.7 million decrease in IPO fees paid for the three month period ended March 31, 2010.

  Credit facility

        As of March 31, 2010, we had no amounts outstanding on a $20.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2010. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2010, we were not in violation of any of these various covenants. On April 15, 2010, we amended the line of credit facility from $20.0 million to $10.0 million in availability.

  Anticipated uses of cash

        Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $19.3 million of potential earn-out payments due in connection with our acquisitions. We currently expect to use up to $5.0 million for capital expenditures through the end of 2010. We also expect that we will use up to $5.0 million through the end of 2010 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Contractual Obligations

        As of March 31, 2010, we had the following contractual obligations:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$701	$343	$358	$—	$—
Operating lease	11,103	2,220	4,249	3,631	1,003
Contingent consideration obligations(1)	19,284	5,687	10,474	3,123	—

Total	$31,088	$8,250	$15,081	$6,754	$1,003

(1)
Amounts relate to contingent consideration for the Mountain Logistics, Inc., Bestway Solutions, LLC, RayTrans Distribution Services, Inc., Freight Management, Inc., Distribution Specialist Inc. and Resource Group acquisitions.

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASC Topic 605 (previously ASU No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13)). The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance may have on our consolidated financial statements.

        In January 2010, the FASB issued ASC 820 (previously "Improving Disclosures about Fair Value Measurements" (ASU 2010-06). This guidance improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We are currently evaluating the impact that the adoption of this guidance may have on our consolidated financial statements.

        In February 2010, the FASB issued ASC 855 (previously "Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-09)). ASU 2010-09 amended SFAS No. 165, "Subsequent Events" to resolve conflicts with SEC reporting requirements. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations and financial condition.

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

Impact of Inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2009 and 2010.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors described in Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ECHO GLOBAL LOGISTICS, INC.

Date: May 14, 2010	By:	/s/ DOUGLAS R. WAGGONER Douglas R. Waggoner Chief Executive Officer

Date: May 14, 2010	By:	/s/ DAVID B. MENZEL David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.