Form 10-Q
period 2010-06-30
Echo Global Logistics, Inc.
filed 2010-08-13
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 001-34470
____________________________________________

ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue Suite 725 Chicago, Illinois 60654 Phone: (800) 354-7993 (As (including zip code) and telephone number (including area code) of registrant's principal executive offices)
____________________________________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐    No: ☐

        Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☒

        As of August 13, 2010, the Registrant had 21,842,246 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
REVENUE	$60,290,183	$109,904,864	$109,353,931	$199,008,888

COSTS AND EXPENSES:
Transportation costs	$47,050,451	$89,856,074	$85,100,397	$161,915,561
Selling, general, and administrative expenses	10,812,372	15,212,579	20,664,317	28,547,696
Depreciation and amortization	1,099,004	1,710,660	2,138,781	3,393,246
INCOME FROM OPERATIONS	1,328,356	3,125,551	1,450,436	5,152,385
Interest income	—	12,744	—	25,207
Interest expense	(82,144)	(10,885)	(144,037)	(33,727)
Other, net	(105,702)	(45,270)	(120,487)	(84,607)
OTHER EXPENSE	(187,846)	(43,411)	(264,524)	(93,127)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,140,510	3,082,140	1,185,912	5,059,258
INCOME TAX EXPENSE	(448,800)	(1,156,107)	(466,666)	(1,897,254)
NET INCOME	691,710	1,926,033	719,246	3,162,004
DIVIDENDS ON PREFERRED SHARES	(262,153)	—	(527,187)	—
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$429,557	$1,926,033	$192,059	$3,162,004

Basic net income per share	$0.03	$0.09	$0.02	0.15
Diluted net income per share	$0.03	$0.09	$0.02	0.14
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31, 2009	June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,803,704	$39,103,489
Accounts receivable, net of allowance for doubtful accounts of $1,323,916 and $1,573,916, respectively	43,689,684	58,726,239
Income taxes receivable	344,117	324,998
Prepaid expenses	6,420,750	7,303,407
Other current assets	391,054	324,441
Total current assets	98,649,309	105,782,574
Property and equipment, net	8,153,741	9,527,518
Intangible assets:
Goodwill	18,651,496	24,268,122
Intangible assets, net of accumulated amortization of $2,243,765 and $3,081,417, respectively	4,527,043	5,390,493
Other assets	459,735	387,408
Deferred income taxes	2,233,964	713,829
Total assets	$132,675,288	$146,069,944
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$27,039,510	$35,204,774
Current maturities of capital lease obligations	302,518	313,546
Due to seller-short term	717,738	2,236,557
Accrued expenses	3,058,102	3,042,960
Deferred income taxes	1,894,204	2,071,080
Total current liabilities	33,012,072	42,868,917
Due to seller-long term	5,452,303	4,876,937
Capital lease obligations, net of current maturities	420,840	261,260
Total liabilities	38,885,215	48,007,114
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,768,659 and 21,842,246 shares were issued and outstanding at December 31, 2009 and June 30, 2010, respectively	2,177	2,184
Additional paid-in capital	88,368,796	89,479,542
Retained earnings	5,419,100	8,581,104
Total stockholders' equity	93,790,073	98,062,830
Total liabilities and stockholders' equity	$132,675,288	$146,069,944
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2010
Operating activities
Net income	$719,246	$3,162,004
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	500,395	1,865,158
Noncash stock compensation expense	390,403	470,719
Reduction in contingent consideration due to seller	—	(2,653,839)
Depreciation and amortization	2,138,781	3,393,246
Change in assets, net of acquisitions:
Accounts receivable	(7,318,680)	(14,674,564)
Taxes receivable	(63,728)	12,071
Prepaid expenses and other assets	(2,570,030)	(961,448)
Change in liabilities, net of acquisitions:
Accounts payable	4,126,000	8,001,450
Accrued expenses and other	547,258	(37,375)
Net cash used in operating activities	(1,530,355)	(1,422,578)
Investing activities
Purchases of property and equipment	(1,935,798)	(3,694,452)
Payments for acquisitions, net of cash aquired	(5,838,081)	(3,628,252)
Net cash used in investing activities	(7,773,879)	(7,322,704)
Financing activities
Principal payments on capital lease obligations	(111,808)	(148,553)
Borrowings on credit line	2,857,767	—
Borrowings on subordinated debt from related party	7,500,000	—
Payment of costs associated with initial public offering	(1,011,300)	(278,267)
Issuance of shares, net of issuance costs	52,001	471,887
Net cash provided by financing activities	9,286,660	45,067
Decrease in cash and cash equivalents	(17,574)	(8,700,215)
Cash and cash equivalents, beginning of period	1,872,922	47,803,704
Cash and cash equivalents, end of period	$1,855,348	$39,103,489
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$119,462	$33,727
Cash paid for income taxes	30,000	134,914
Noncash investing activity
Purchase of furniture and equipment with capital lease	168,156	—
Due to seller	5,602,113	3,597,292
Noncash financing activity
Vesting of restricted shares	56,250	—
Issuance of shares	100,000	—
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2009	21,768,659	$2,177	$88,368,796	$5,419,100	$93,790,073

Share compensation expense	—	—	470,719	—	470,719
Exercise of stock options	73,587	7	471,880	—	471,887
Tax benefit from exercise of stock options	—	—	168,147	—	168,147
Net income	—	—	—	3,162,004	3,162,004
Balance at June 30, 2010	21,842,246	$2,184	$89,479,542	$8,581,104	$98,062,830

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results expected for the full year of 2010. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, approximate their fair values due to their short term nature. The fair value of the due to seller obligation is determined based on the likelihood of contingent earn-out payments.

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

2. New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 605 Revenue Recognition. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company's consolidated financial statements.

In January 2010, the FASB issued ASC 820 Fair Value Measurements and Disclosures. This guidance improves disclosures originally required under SFAS No. 157. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact that the adoption of this guidance may have

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

on the Company's consolidated financial statements.

In February 2010, the FASB issued ASC 855 Subsequent Events. This guidance amended SFAS No. 165, Subsequent Events to remove the requirement to disclose the date through which subsequent events were evaluated in both originally issues and reissued financial statements for SEC filers. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3. Acquisitions

Mountain Logistics Acquisition

For the year ended December 31, 2009 and six month period ended June 30, 2010, the Company paid $350,000 and $1,350,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2009 and June 30, 2010, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009. In addition, the Company recorded a $3.9 million increase in goodwill in 2009 related to the vesting of 275,000 common shares associated with the acquisition, as certain performance measures were met resulting in the vesting of the shares effective October 1, 2009.

RayTrans Distribution Services, Inc. Acquisition

Effective June 1, 2009, the Company acquired RayTrans Distribution Services, Inc. (RDS), a non-asset based third-party logistics provider with offices in Matteson, Illinois, and the results of RDS have been included in the consolidated financial statements since that date. The acquisition provided the Company with strategic growth of its presence in the truckload business and added an assembled workforce that has significant experience and knowledge of the industry.

The acquisition-date fair value of the consideration transferred totaled $9,226,511, which consisted of the following:

Fair value of consideration transferred
Cash	$5,384,069
Contingent consideration	3,842,442
Total	$9,226,511

The contingent consideration arrangement requires the Company to pay an additional $6,500,000 in cash if certain performance measures are achieved by or prior to May 31, 2012. The performance measures are based on targets of adjusted EBITDA. EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $3,842,442. For the three and six month periods ended June 30, 2010, the Company recorded a reduction of $453,191 and $1,092,836, respectively, to the contingent consideration obligation as a result of reductions to RDS' forecasted financial performance resulting in a liability due to seller of $1,954,309 at June 30, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company estimates these contingent payments to be approximately 30% of total eligible payments due prior to May 31, 2012. The Company expects total undiscounted contingent consideration payments to RDS to be between $1,300,000 and $2,700,000. There were no other contingent liabilities assumed in the acquisition.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

Accounts receivable	$3,314,551
Other assets	244,595
Goodwill	7,488,042
Customer relationships	2,820,000
Non-compete agreements	70,000
Internally developed software	170,000
Accounts payable	(4,007,612)
Other current liabilities	(873,065)
Net assets acquired	$9,226,511

Goodwill of $7,488,042 represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including expanding its presence in the flatbed, over-sized, auto-haul and other specific services as well as traditional dry van brokerage, and adding more than 400 transactional clients, which expands its pipeline of clients to which the Company can market its transportation and supply chain management services. In addition, the Company gained approximately 1,500 new carriers that provide specialized transportation services to its existing clients. The amount of goodwill deductible for U.S. income tax purposes is approximately $3,000,000, excluding future contingent consideration payments.

The customer relationships are amortized over seven years and the non-compete agreements are amortized over five years.

The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the three and six month periods ended June 30, 2009 as if the Company had acquired RDS as of January 1, 2009.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Revenue	$64,607,699	$121,439,144
Income from operations	1,574,994	2,038,689
Net income	719,640	772,145
Net income applicable to common shareholders	457,487	244,958
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

Freight Management Inc.

Effective July 1, 2009, the Company acquired Freight Management Inc. (FMI), a non-asset based third-party logistics provider with offices in Buffalo, Minnesota, and the results of FMI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FMI for $1,391,250. An additional $4,583,332 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2012. As a result of the acquisition, the Company recorded $4,570,659 of goodwill, of which $3,410,219 related to contingent consideration. For the three and six month periods ended June 30, 2010, the Company recorded a reduction of $669,923 and $1,308,434, respectively, to the contingent consideration obligation. Effective May 1, 2010, the terms of the original purchase agreement were amended to reduce the future cash consideration due and certain performance measures, which resulted in a reduction in the contingent consideration. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FMI to be between $1,900,000 and $2,400,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $1,800,000, excluding future contingent consideration payments.

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the unaudited consolidated

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $728,056. An additional $2,600,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,851,709 of goodwill, of which $1,817,264 related to contingent consideration. For the three and six month periods ended June 30, 2010, the Company recorded a reduction of $315,642 and $324,850, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of DSI resulting in a liability due to seller of $1,492,413 at June 30, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to DSI to be approximately $2,100,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $740,000, excluding future contingent consideration payments.

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $1,027,696. An additional $1,000,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,864 of goodwill, of which $785,248 related to contingent consideration. For the three and six month periods ended June 30, 2010, the Company recorded an increase of $30,747 and $53,313, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $838,561 at June 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to RGA to be between $800,000 and $1,000,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $550,000, excluding future contingent consideration payments.

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Lubenow for $522,500. An additional $1,400,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,031,053 of goodwill, of which $994,780 related to contingent consideration. For the three month period ended June 30, 2010, the Company recorded an increase of $18,968 to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Lubenow resulting in a liability due to seller of $1,013,748 at June 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to Lubenow to be between $1,100,000 and $1,400,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $400,000, excluding future contingent consideration payments.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $7,113,494 million.

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
Three and Six Months Ended June 30, 2009 and 2010

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55%, with a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2010:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,545,111	$32,545,111	$—	$—
Liabilities:
Due to seller	$(7,113,494)	$—	$—	$(7,113,494)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2009	$(6,170,041)
Contingent earnout payments-increase related to new acquisitions	(3,597,292)
Contingent earnout payments-change in fair value	2,653,839
Balance at June 30, 2010	$(7,113,494)

For the six month period ended June 30, 2010, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of RDS, FMI, DSI, RGA, and Lubenow. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the six month period ended June 30, 2010, the Company recognized a benefit of $2,653,839 in selling, general, and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

5. Intangible Assets

The following is a rollforward of goodwill from December 31, 2009 to June 30, 2010:

Balance as of December 31, 2009	$18,651,496
Additional purchase price related to the purchase of Mountain Logistics, Inc.	1,350,000
Goodwill acquired related to the purchase of DSI	1,851,709
Goodwill acquired related to the purchase of RGA	1,383,864
Goodwill acquired related to the purchase of Lubenow	1,031,053
Balance as of June 30, 2010	$24,268,122

The following is a summary of amortizable intangible assets as of December 31, 2009 and June 30, 2010:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

	December 31, 2009	June 30, 2010	Weighted- Average Life
Customer relationships	$6,441,808	$8,142,910	6.2 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	6,770,808	8,471,910	6.1 years
Less accumulated amortization	(2,243,765)	(3,081,417)
Intangible assets, net	$4,527,043	$5,390,493

Amortization expense related to intangible assets was $381,337 and $837,652 for the six months ended June 30, 2009 and 2010, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2010	$871,858
2011	1,620,934
2012	1,106,498
2013	673,368
2014	513,164
Thereafter	604,671
$5,390,493

6. Accrued Expenses

The components of accrued expenses at December 31, 2009 and June 30, 2010 are as follows:

	December 31, 2009	June 30, 2010
Accrued compensation	$384,526	$393,150
Accrued rebates	943,446	1,354,387
Deferred rent	784,674	785,576
Other	945,456	509,847
Total accrued expenses	$3,058,102	$3,042,960

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Income before provision for income taxes	$1,140,510	$3,082,140	$1,185,912	$5,059,258
Income tax expense	(448,800)	(1,156,107)	(466,666)	(1,897,254)
Effective tax rate	39.4%	37.5%	39.4%	37.5%

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 3,191,996 of Series B and D preferred shares were excluded from the calculation for the three and six month periods ended June 30, 2009 as they were anti-dilutive. The Series B and Series D preferred shares converted to common stock effective September 24, 2009. Employee stock options totaling 646,200 and 71,000 for the three month period ended June 30, 2009 and the six month periods ending June 30 2010, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2009 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income	$691,710	$1,926,033	$719,246	$3,162,004
Preferred stock dividends	(262,153)	—	(527,187)	—
Net income applicable to common shareholders	$429,557	$1,926,033	$192,059	$3,162,004
Denominator:
Denominator for basic earnings per share-weighted-average shares	12,473,147	21,797,541	12,464,813	21,783,141
Effect of dilutive securities:
Employee stock options	333,128	441,548	272,250	421,721
Denominator for dilutive earnings per share	12,806,275	22,239,089	12,737,063	22,204,862
Basic net income per common share	$0.03	$0.09	$0.02	$0.15
Diluted net income per common share	$0.03	$0.09	$0.02	$0.14

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $262,801 and $470,719 in compensation expense with corresponding tax benefits of $102,492 and $183,580 for the three and six month periods ended June 30, 2010, respectively. For the three and six month periods ended June 30, 2009, the Company recorded $191,391 and $390,403 in compensation expense with corresponding tax benefits of $74,642 and $152,257, respectively. During and six month periods ended June 30, 2009 and 2010, the Company granted 215,000 and 495,000 options, respectively, to various employees.

The following assumptions were utilized in the valuation for options granted during the six months ended June 30, 2009 and 2010:

	2009	2010
Dividend yield	—	—
Risk-free interest rate	2.28% - 3.39%	2.68% - 3.05%
Weighted-average expected life	7.1 years	7.5 years
Volatility	33.5%	36.0%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of June 30, 2010, InnerWorkings owned 512,778 shares of the Company's common stock, or 2.3% of total shares outstanding on a fully-diluted basis.

Innerworkings provides print procurement services to the Company. As consideration for these services, the Company incurred expenses of $24,981 and $42,369 for the three and six month periods ended June 30, 2010, respectively. For the three and six month periods ended June 30, 2009, the Company incurred expenses of $2,678 and $17,507, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2010

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue $1,976,414 and $3,635,201 for such services during the three and six month periods ended June 30, 2010, respectively. For the three and six month periods ended June 30, 2009, the Company recognized revenue of $896,693 and $1,806,928, respectively.

In June 2006, the Company entered into a supplier rebate program with InnerWorkings, pursuant to which the Company provides InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 5% of revenue received from InnerWorkings. In April 2008, this rebate program was amended to provide InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 3% of revenue received from InnerWorkings, plus an additional 2% of revenue for amounts paid within 15 days. Total supplier rebates to InnerWorkings were $9,074 and $25,186 for the three and six month periods ended June 30, 2010, respectively. For the three and six month periods ended June 30, 2009, total supplier rebates to Innerworkings were $8,443 and $25,619, respectively.

As of December 31, 2009 and June 30, 2010, the Company had a net receivable due from InnerWorkings of $1,168,538 and $1,560,687, respectively. The Company had no accounts payables due to InnerWorkings as of December 31, 2009.

During 2009, one of the Company's stockholders who is a director of the Company became a director of Manpower Inc., a publicly traded company that serves the employment services industry. For the three and six month periods ended June 30, 2010, the Company provided transportation and logistics services to Manpower and recognized revenue of $42,978 and $76,979 for such services, respectively. As of December 31, 2009 and June 30, 2010, the Company had a net receivable due from Manpower of $7,883 and $16,796, respectively.

During 2010, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

In January 2009, the Company entered into an Independent Contract Referral Services Agreement with Holden Ventures, LLC. Under the terms of the agreement, the Company will pay Holden Ventures 10% of the gross margin, or the actual payments received minus actual expenses that the Company receives from clients referred by Holden Ventures. This agreement may be terminated by either party upon 15 days written notice and prohibits Holden Ventures from competing with the Company's business and soliciting its clients and employees for one year following the termination of the agreement. For the three and sixth month periods ending June 30, 2010, no payments have been made to Holden Ventures under the terms of this agreement.

The Company subleases a portion of its office space to Groupon, LLC (Groupon), a web-based collective buying power organization whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009, and was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. For the three and six month periods ended June 30, 2010, the Company received sublease rental income of $66,250 and $85,075, respectively. For the three and six month periods ended June 30, 2009, the Company received sublease rental income of $13,360. The Company had no amounts due to or from Groupon as of December 31, 2009 and June 30, 2010.

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

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Since our inception, our growth rates have decreased as our revenue has grown. Our revenue was $109.4 million and $199.0 million for the six month periods ended June 30, 2009 and 2010, respectively, an increase of 82.0%.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of June 30, 2010, we had 137 enterprise clients and, for the six month period ended June 30, 2010 we served over 15,300 transactional clients. For the six month period ended June 30, 2010, we entered into contracts with 21 new enterprise clients. For the six month periods ended June 30, 2009 and 2010, enterprise clients accounted for 41%, and transactional clients accounted for 59% of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six month period ended June 30, 2010, LTL accounted for 44% of our revenue, TL accounted for 38% of our revenue, small parcel accounted for 6% of our revenue and other transportation modes accounted for 12% of our revenue.

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

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our fee structure is primarily variable, although we have entered into a limited number of fixed fee arrangements that represent an insignificant portion of our revenue. Net revenue equals revenue minus transportation costs. Our transportation costs consists primarily of the direct cost of transportation paid to the carrier.

Net revenue is the primary indicator of our ability to procure services provided by carriers and other third-parties and is considered by management to be the primary measurement of our growth. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the six month periods ended June 30, 2009 and 2010, our net revenue was $24.3 million and $37.1 million, respectively, reflecting a growth rate of 53%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the six month periods ended June 30, 2009 and 2010, commission expense was 28.6% and 31.0%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our operations, information systems, finance and administrative support employees and change to contingent consideration liability. For the six month periods ended June 30, 2009 and 2010, our general and administrative expenses were $13.7 million and $17.0 million, respectively. For the six month periods ended June 30, 2009 and 2010, general and administrative expenses as a percentage of net revenue were 56.6% and 45.9%, respectively.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. For the six month periods ended June 30, 2009 and 2010, depreciation expense was $1.8 million and $2.6 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the six month periods ended June 30, 2009 and 2010, amortization expense was $0.3 million and $0.8 million, respectively.

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

As a result of our conversion, we account for income taxes in accordance with ASC Topic 740 Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In connection with our conversion, we used $9.4 million of our net proceeds from the issuance of our Series D preferred stock to redeem certain of our

Series A common units. Because we redeemed the units as a limited liability company, the cash distribution was taxable to the members and our tax basis increased resulting in the recognition of a deferred tax asset of $3.8 million, for which we recorded a valuation allowance of $2.0 million and a corresponding net increase to additional paid in capital of $2.0 million. The Company evaluated this valuation allowance as of December 31, 2009 and determined it was more likely than not that the existing deferred tax assets would be fully realized, thus the valuation allowance was reduced to zero with the corresponding income tax benefit recorded to income tax expense in 2009.

Comparison of six months ended June 30, 2009 and 2010

Revenue

Our revenue increased by $89.6 million, or 82.0%, to $199.0 million for the six month period ended June 30, 2010 from $109.4 million for the six month period ended June 30, 2009. The increase was primarily attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. This was partially due to an increase in the transportation rates due to pricing increases caused by a reduction in capacity in the TL marketplace. In addition, $21.5 million of revenue was generated for the six month period ended June 30, 2010 from the acquisitions completed in 2009 and 2010.

Our revenue from enterprise clients increased by $36.3 million, or 80.5%, to $81.4 million for the six month period ended June 30, 2010 from $45.1 million for the six month period ended June 30, 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we also increased our number of transactional clients, our percentage of revenue from enterprise clients remained consistent at 41% of our revenue for the six month period ended June 30, 2010. As of June 30, 2010, we had 137 enterprise clients under contract, which was an increase of 30, compared to 107 enterprise clients under contract as of June 30, 2009.

Our revenue from transactional clients increased by $53.3 million, or 83.0%, to $117.6 million for the six month period ended June 30, 2010 from $64.3 million for the six month period ended June 30, 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents as well as an increase in the average revenue generated by transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services, Distribution Services and FMI. Our percentage of revenue from transactional clients remained consistent at 59% of our revenue for the six month period ended June 30, 2010 . We served over 15,300 transactional clients in the six month period ended June 30, 2010, an increase of approximately 3,800 compared to the 11,500 transactional clients served in the six month period ended June 30, 2009.

Transportation costs

Our transportation costs increased by $76.8 million, or 90.3%, to $161.9 million for the six month period ended June 30, 2010 from $85.1 million for the six month period ended June 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.4% for the six month period ended June 30, 2010 from 77.8% for the six month period ended June 30, 2009, due to an increase in transportation rates, primarily in the truckload market.

Net revenue

Net revenue increased by $12.8 million, or 52.9%, to $37.1 million for the six month period ended June 30, 2010 from $24.3 million for the six month period ended June 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $3.4 million generated from the acquisitions completed in 2009 and 2010. Net revenue margins decreased to 18.6% for the six month period ended June 30, 2010 from 22.2% for the six month period ended June 30, 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and a higher mix of truckload revenue.

Operating expenses

Commission expense increased by $4.6 million, or 66.0%, to $11.5 million for the six month period ended June 30, 2010 from $6.9 million for the six month period ended June 30, 2009. This increase is attributable to the increase in net revenue.

General and administrative expenses increased by $3.3 million, or 24.1%, to $17.0 million for the six month period ended June 30, 2010 from $13.7 million for the six month period ended June 30, 2009. The increase is primarily the result of hiring personnel to support our growth. This increase was offset by a $2.7 million reduction to the contingent consideration due to seller recorded primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 45.9% for the six month period ended June 30, 2010 from 56.6% for the six month period ended June 30, 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration due to seller as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses.

Depreciation and amortization

Depreciation expense increased by $0.8 million, or 42.0%, to $2.6 million for the six month period ended June 30, 2010 from $1.8 million for the six month period ended June 30, 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.5 million, or 147.0%, to $0.8 million for the six month period ended June 30, 2010 from $0.3 million for the six month period ended June 30, 2009. The increase in amortization expense is the result of the intangibles acquired in the RayTrans Distribution Services and FMI acquisitions completed in 2009 and the DSI acquisition completed in January 2010.

Income from operations

Income from operations increased by $3.7 million to $5.2 million for the six month period ended June 30, 2010 from $1.5 million for the six month period ended June 30, 2009. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses, due to improved leverage gained through the growth of our business.

Other expense and income tax expense

Other expense decreased to $0.1 million for the six month period ended June 30, 2010 from $0.3 million for the six month period ended June 30, 2009. The decrease is due to the pay down of our line of credit during the second half of 2009.

Provision for income taxes increased to $1.9 million for the six month period ended June 30, 2010 from $0.5 million for the six month period ended June 30, 2009. Our effective tax rate decreased from approximately 39.4% for the six month period ended June 30, 2009 to 37.5% for the six month period ended June 30, 2010. The decrease in the effective tax rate was the result of a lower effective state tax rate applicable to the Company in 2010.

Net Income

Net income increased by $2.5 million to $3.2 million for the six month period ended June 30, 2010 from $0.7 million for the six month period ended June 30, 2009 related to the items previously discussed.

Comparison of three months ended June 30, 2009 and 2010

Revenue

Our revenue increased by $49.6 million, or 82.3%, to $109.9 million for the three month period ended June 30, 2010 from $60.3 million for the three month period ended June 30, 2009. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, this increase was partially due to an increase in truckload rates due to tighter capacity in the truckload marketplace. In addition, $11.1 million of revenue was generated for the three month period ended June 30, 2010 from acquisitions completed in 2009 and 2010.

Our revenue from enterprise clients increased by $19.9 million, or 83.3%, to $43.8 million for the three month period ended June 30, 2010 from $23.9 million for the three month period ended June 30, 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients remained consistent at 40% of our revenue. As of June 30, 2010, we had 137 enterprise clients under contract, which was an increase of 30, compared to 107 enterprise clients under contract as of June 30, 2009.

Our revenue from transactional clients increased by $29.7 million, or 81.6%, to $66.1 million for the three month period ended June 30, 2010 from $36.4 million for the three month period ended June 30, 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services, DSI and FMI. Our percentage of revenue from transactional clients remained consistent at 60% our revenue for the three month period ended June 30, 2010. We served over 11,400 transactional clients in the three month period ended June 30, 2010, an increase of approximately 2,500 compared to the 8,900 transactional clients served in the three month period ended June 30, 2009.

Transportation costs

Our transportation costs increased by $42.8 million, or 91.0%, to $89.9 million for the three month period ended June 30, 2010 from $47.1 million for the three month period ended June 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.8% for the three month period ended June 30, 2010 from 78.0% for the three month period ended June 30, 2009, due to an increase in transportation rates in the truckload market.

Net revenue

Net revenue increased by $6.8 million, or 51.4%, to $20.0 million for the three month period ended June 30, 2010 from $13.2 million for the three month period ended June 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $1.6 million generated from the acquisitions completed in 2009 and 2010. Net revenue margins decreased to 18.2% for the three month period ended June 30, 2010 from 22.0% for the three month period ended June 30, 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and a higher mix of truckload revenue.

Operating expenses

Commission expense increased by $2.5 million, or 67.9%, to $6.3 million for the three month period ended June 30, 2010 from $3.8 million for the three month period ended June 30, 2009. This increase is attributable to the increase in net revenue.

General and administrative expenses increased by $1.9 million, or 26.3%, to $8.9 million for the three month period ended June 30, 2010 from $7.0 million for the three month period ended June 30, 2009. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business. This increase was offset by a $1.4 million reduction of to the contingent consideration due to seller recorded primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 44.5% for the three month period ended June 30, 2010 from 53.4% for the three month period ended June 30, 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration due to seller as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses.

Depreciation and amortization

Depreciation expense increased by $0.4 million, or 38.5%, to $1.3 million for the three month period ended June 30, 2010 from $0.9 million for the three month period ended June 30, 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 152.2%, to $0.4 million for the three month period ended June 30, 2010 from $0.2 million for the three month period ended June 30, 2009. The increase in amortization expense is the result of the intangibles acquired in the RayTrans Distribution Services and FMI acquisitions completed in 2009 and the DSI acquisition completed in January 2010.

Income from operations

Income from operations increased by $1.8 million to $3.1 million for the three month period ended June 30, 2010 from $1.3 million for the three month period ended June 30, 2009. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses, due to improved leverage gained through the growth of our business.

Other expense and income tax expense

Other expense decreased to $43,411 for the three month period ended June 30, 2010 from $187,846 for the three month period ended June 30, 2009. The decrease is due to the pay down of our line of credit during the second half of 2009.

Provision for income taxes increased to $1.2 million for the three month period ended June 30, 2010 from $0.4 million for the three month period ended June 30, 2009. Our effective tax rate decreased from approximately 39.4% for the three month period ended June 30, 2009 to 37.5% for the three month period ended June 30, 2010. The decrease in the effective tax rate was the result of a lower effective state tax rate applicable to the Company in 2010.

Net Income

Net income increased by $1.2 million to $1.9 million for the three month period ended June 30, 2010 from $0.7 million for the three month period ended June 30, 2009 related to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2010, we had $39.1 million in cash and cash equivalents, $62.9 million in working capital and $10.0 million available under our credit facility. On July 31, 2010, we amended the line of credit facility extending the expiration date to July 31, 2011.

Cash used in operating activities

For the six month period ended June 30, 2010, $1.4 million of cash was used in operating activities, representing a decrease of $0.1 million compared to six month period ended June 30, 2009. For the six month period ended June 30, 2010, we generated $3.2 million of operating cash flow from net income, as compared to $0.7 million for the six month period ended June 30, 2009, or an increase of $2.5 million. This cash flow generation was offset by a change in net current assets of $7.7 million, which was primarily attributable to increases in accounts receivable and prepaid expenses, offset in part by an increase in accounts payable. This increase in net current assets was attributable to the growth in our business. The higher increase in cash utilized due to changes in net current assets was due to the acceleration of the timing of payments made to our vendors in an effort to improve their cash flow in response to the overall slowdown in the economy.

Cash used in investing activities

Cash used in investing activities was $7.3 million and $7.8 million during the six month periods ended June 30, 2010 and 2009, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the six month period ended June 30, 2010, we used $2.3 million for new acquisitions, and paid a $1.4 million earn-out payment to the former owners of Mountain Logistics.

Cash provided by financing activities

During the six month period ended June 30, 2010, net cash provided by financing activities was $45,067 compared to cash provided by financing activities of $9.3 million for the six month period ended June 30, 2009. This was primarily attributable to the $2.9 million net borrowings on our line of credit and $7.5 million in subordinated debt that were paid off during the fourth quarter of 2009, offset by a $0.7 million decrease in IPO fees paid for the six month period ended June 30, 2010.

Credit facility

As of June 30, 2010, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2011. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2010, we were not in violation of any of these various covenants. On April 15, 2010, we amended the line of credit facility from $20.0 million to $10.0 million in availability.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $13.0 million of potential earn-out payments due in connection with our acquisitions. We currently expect to use up to $5.0 million for capital expenditures through the end of 2010. We also expect that we will use up to $5.0 million through the end of 2010 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

Historically, our average accounts receivable lifecycle has been longer than our average accounts payable lifecycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2010, we had the following contractual obligations:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$575	$314	$261	$—	$—
Operating lease	10,992	2,423	4,461	3,498	610
Contingent consideration obligations(1)	12,957	4,264	6,573	2,120	—
Total	$24,524	$7,001	$11,295	$5,618	$610

(1)
Amounts relate to contingent consideration for the Mountain Logistics, Inc., Bestway Solutions, LLC, RayTrans Distribution Services, Inc., Freight Management, Inc., Distribution Specialist Inc., Resource Group and Lubenow Logistics acquisitions

Recent Accounting Pronouncements

In October 2009, the FASB issued ASC Topic 605 Revenue Recognition. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance may have on our consolidated financial statements.

In January 2010, the FASB issued ASC 820 Fair Value Measurements and Disclosures. This guidance improves disclosures originally required under SFAS No. 157. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact that the adoption of this guidance may have on our consolidated financial statements.

In February 2010, the FASB issued ASC 855 Subsequent Events. This guidance amended SFAS No. 165, Subsequent Events to remove the requirement to disclose the date through which subsequent events were evaluated in both originally issues and reissued financial statements for SEC filers. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We pass through increases in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate or LIBOR plus 2.25%. Assuming the $10 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $100,000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2009 and 2010.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

 Effective August 13, 2010, Orazio Buzza, our Chief Operating Officer, resigned. Mr. Buzza will continue a business relationship with the Company as a consultant on a part time basis. The Company recently hired Michael Mobley, Senior Vice President of Operations, and Marty Sinicrope, Vice President of Station Sales, to assume certain of Mr. Buzza's responsibilities.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	August 13, 2010		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	August 13, 2010		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.