Form 10-Q
period 2010-09-30
Echo Global Logistics, Inc.
filed 2010-11-08
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

        As of November 8, 2010, the Registrant had 21,958,787 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
REVENUE	$70,167,741	$113,532,992	$179,521,672	$312,541,880

COSTS AND EXPENSES:
Transportation costs	$54,724,939	$92,066,603	$139,825,336	$253,982,164
Selling, general, and administrative expenses	11,856,904	15,544,175	32,521,221	44,091,871
Depreciation and amortization	1,252,599	1,668,478	3,391,380	5,061,724
INCOME FROM OPERATIONS	2,333,299	4,253,736	3,783,735	9,406,121
Interest income	9,060	28,653	9,060	53,860
Interest expense	(389,048)	(9,532)	(533,085)	(43,259)
Other, net	(178,390)	(115,481)	(298,878)	(200,088)
OTHER EXPENSE	(558,378)	(96,360)	(822,903)	(189,487)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,774,921	4,157,376	2,960,832	9,216,634
INCOME TAX EXPENSE	(476,286)	(1,562,221)	(942,951)	(3,459,475)
NET INCOME	1,298,635	2,595,155	2,017,881	5,757,159
DIVIDENDS ON PREFERRED SHARES	(265,013)	—	(792,200)	—
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,033,622	$2,595,155	$1,225,681	$5,757,159

Basic net income per share	$0.08	$0.12	$0.10	0.26
Diluted net income per share	$0.08	$0.12	$0.10	0.26
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,803,704	$43,262,328
Accounts receivable, net of allowance for doubtful accounts of $1,323,916 and $1,835,438, respectively	43,689,684	59,655,201
Income taxes receivable	344,117	127,194
Prepaid expenses	6,420,750	7,276,678
Other current assets	391,054	355,855
Total current assets	98,649,309	110,677,256
Property and equipment, net	8,153,741	9,579,597
Intangible assets:
Goodwill	18,651,496	25,796,139
Intangible assets, net of accumulated amortization of $2,243,765 and $3,520,886, respectively	4,527,043	5,290,096
Other assets	459,735	366,863
Deferred income taxes	2,233,964	—
Total assets	$132,675,288	$151,709,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$27,039,510	$37,283,123
Current maturities of capital lease obligations	302,518	294,129
Due to seller-short term	717,738	1,311,648
Accrued expenses	3,058,102	3,168,228
Deferred income taxes	1,894,204	1,990,690
Total current liabilities	33,012,072	44,047,818
Due to seller-long term	5,452,303	5,182,670
Deferred income taxes	—	489,400
Capital lease obligations, net of current maturities	420,840	204,384
Total liabilities	38,885,215	49,924,272
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,768,659 and 21,958,787 shares were issued and outstanding at December 31, 2009 and September 30, 2010, respectively	2,177	2,196
Additional paid-in capital	88,368,796	90,607,224
Retained earnings	5,419,100	11,176,259
Total stockholders' equity	93,790,073	101,785,679
Total liabilities and stockholders' equity	$132,675,288	$151,709,951
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Operating activities
Net income	$2,017,881	$5,757,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	942,951	2,819,850
Noncash stock compensation expense	598,249	727,876
Reduction in contingent consideration due to seller	—	(3,877,421)
Depreciation and amortization	3,391,380	5,061,724
Change in assets, net of acquisitions:
Accounts receivable	(11,948,086)	(15,068,362)
Taxes receivable	(108,588)	209,875
Prepaid expenses and other assets	(3,100,643)	(870,281)
Change in liabilities, net of acquisitions:
Accounts payable	3,769,008	9,486,405
Accrued expenses and other	(999,720)	32,263
Net cash provided by (used in) operating activities	(5,437,568)	4,279,088
Investing activities
Purchases of property and equipment	(2,858,141)	(4,868,176)
Payments for acquisitions, net of cash aquired	(7,229,293)	(4,959,746)
Net cash used in investing activities	(10,087,434)	(9,827,922)
Financing activities
Principal payments on capital lease obligations	(174,417)	(224,845)
Borrowings on credit line	9,265,515	—
Borrowings on subordinated debt from related party	7,500,000	—
Payment on subordinated debt from related party	(520,509)	—
Tax benefit of stock options exercised	—	383,125
Payment of costs associated with initial public offering	(1,252,022)	(278,268)
Issuance of shares, net of issuance costs	152,001	1,127,446
Net cash provided by financing activities	14,970,568	1,007,458
Decrease in cash and cash equivalents	(554,434)	(4,541,376)
Cash and cash equivalents, beginning of period	1,872,922	47,803,704
Cash and cash equivalents, end of period	$1,318,488	$43,262,328
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$419,954	$43,292
Cash paid for income taxes	30,000	161,514
Noncash investing activity
Purchase of furniture and equipment with capital lease	353,385	—
Due to seller	7,252,661	4,511,698
Noncash financing activity
Vesting of restricted shares	78,750	—
Issuance of shares	—	—
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2009	21,768,659	$2,177	$88,368,796	$5,419,100	$93,790,073

Share compensation expense	—	—	727,876	—	727,876
Exercise of stock options	190,128	19	1,127,427	—	1,127,446
Tax benefit from exercise of stock options	—	—	383,125	—	383,125
Net income	—	—	—	5,757,159	5,757,159
Balance at September 30, 2010	21,958,787	$2,196	$90,607,224	$11,176,259	$101,785,679

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results expected for the full year of 2010. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

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
Three and Nine Months Ended September 30, 2009 and 2010

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

3. Acquisitions

Mountain Logistics Acquisition

For the year ended December 31, 2009 and nine month period ended September 30, 2010, the Company paid $350,000 and $1,850,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2009 and September 30, 2010, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009. In addition, the Company recorded a $3.9 million increase in goodwill in 2009 related to the vesting of 275,000 common shares associated with the acquisition, as certain performance measures were met resulting in the vesting of the shares effective October 1, 2009.

Bestway Acquisition

For the year ended December 31, 2009 and nine month period ended September 30, 2010, the Company paid $101,100 in each period in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2009 and September 30, 2010, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009.

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

The contingent consideration arrangement requires the Company to pay an additional $6,500,000 in cash if certain performance measures are achieved by or prior to May 31, 2012. The performance measures are based on targets of adjusted EBITDA. EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $3,842,442. For the three and nine month periods ended September 30, 2010, the Company recorded a reduction of $1,237,361 and $2,330,197, respectively, to the contingent consideration obligation as a result of reductions to RDS' forecasted financial performance resulting in a liability due to seller of $716,948 at September 30, 2010. The reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company estimates these contingent payments to be approximately 27% of total eligible payments due prior to May 31, 2012. The Company expects total undiscounted contingent consideration payments to RDS to be between $300,000 and $1,600,000. There were no other contingent liabilities assumed in the acquisition.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

Accounts receivable	$3,314,551
Other assets	244,595
Goodwill	7,488,042
Customer relationships	2,820,000
Non-compete agreements	70,000
Internally developed software	170,000
Accounts payable	(4,007,612)
Other current liabilities	(873,065)
Net assets acquired	$9,226,511

Goodwill of $7,488,042 represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including expanding its presence in the flatbed, over-sized, auto-haul and other specific services as well as traditional dry van brokerage, and adding more than 400 transactional clients, which expands the pipeline of clients to which the Company can market its transportation and supply chain management services. In addition, the Company gained approximately 1,500 new carriers that provide specialized transportation services to its existing clients. The amount of goodwill deductible for U.S. income tax purposes is approximately $3,000,000, excluding future contingent consideration payments.

The customer relationships are amortized over seven years and the non-compete agreements are amortized over five years.

The following unaudited pro forma information presents a summary of the Company's consolidated statement of income for the nine month period ended September 30, 2009 as if the Company had acquired RDS as of January 1, 2009.

For the Nine Months Ended
September 30, 2009
Revenue	$191,606,144
Income from operations	5,879,226
Net income	2,070,780
Net income applicable to common shareholders	1,278,580
Basic earnings per share	$0.10
Diluted earnings per share	$0.10

Freight Management Inc.

Effective July 1, 2009, the Company acquired Freight Management Inc. (FMI), a non-asset based third-party logistics provider with offices in Buffalo, Minnesota, and the results of FMI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FMI for $1,391,250. An additional $4,583,332 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2012. As a result of the acquisition, the Company recorded $4,570,659 of goodwill, of which $3,410,219 related to contingent consideration. For the three and nine month periods ended September 30, 2010, the Company recorded a reduction of $106,278 and $1,414,712, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of FMI resulting in a liability due to seller of $1,398,185 at September 30, 2010. Effective May 1, 2010, the terms of the original purchase agreement were amended to reduce the future cash consideration due and certain performance measures, which resulted in a reduction in the contingent consideration. For the three and nine month periods ended September 30, 2010, the Company awarded FMI $310,000 based on the achievement of certain performance measures. The $310,000 award was comprised of a cash payment of $110,000 and a $200,000 reduction in the accounts receivable assumed on the effective date of purchase. The total award was recorded as a reduction of the contingent consideration liability. The remaining reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FMI to be between $1,600,000 and $2,100,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $1,800,000, excluding future contingent consideration payments.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $728,056. An additional $2,600,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,892,576 of goodwill, of which $1,817,264 related to contingent consideration. For the three and nine month periods ended September 30, 2010, the Company recorded an increase of $42,888 and reduction of $281,962, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of DSI resulting in a liability due to seller of $1,535,301 at September 30, 2010. The change in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to DSI to be approximately $2,100,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $740,000, excluding future contingent consideration payments.

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $1,027,696. An additional $1,000,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,867 of goodwill, of which $785,248 related to contingent consideration. For the three and nine month periods ended September 30, 2010, the Company recorded an increase of $24,098 and $77,411, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $862,658 at September 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to RGA to be between $800,000 and $1,000,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $550,000, excluding future contingent consideration payments.

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Lubenow for $522,500. An additional $1,400,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,077,859 of goodwill, of which $994,780 related to contingent consideration. For the three and nine month periods ended September 30, 2010, the Company recorded an increase of $44,393 and $63,361, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Lubenow resulting in a liability due to seller of $1,058,142 at September 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to Lubenow to be approximately $1,400,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $400,000, excluding future contingent consideration payments.

Freight Lanes International Inc.

Effective September 1, 2010, the Company acquired Freight Lanes International Inc. (FLI), a non-asset based third-party logistics provider with offices in Bend, Oregon, and the results of FLI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FLI for $658,300. An additional $1,220,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to August 31, 2014. As a result of the acquisition, the Company recorded $839,242 of goodwill, of which

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

$914,406 related to contingent consideration. For the three and nine month periods ended September 30, 2010, the Company recorded an increase of $8,678 and $8,678, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of FLI resulting in a liability due to seller of $923,084 at September 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FLI to be between $950,000 and $1,220,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $335,000, excluding future contingent consideration payments.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $6,494,318 million.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55%, with a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2010:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$35,009,316	$35,009,316	$—	$—
Liabilities:
Due to seller	$(6,494,318)	$—	$—	$(6,494,318)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2009	$(6,170,041)
Increase related to new acquisitions	(4,511,698)
Change in fair value	3,877,421
Payment of contingent consideration	310,000
Balance at September 30, 2010	$(6,494,318)

For the nine month period ended September 30, 2010, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of RDS, FMI, DSI, RGA, Lubenow and FLI. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

payments related to the purchases of these businesses.

For the nine month period ended September 30, 2010, the Company recognized a benefit of $3,877,421 in selling, general, and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

5. Intangible Assets

The following is a rollforward of goodwill from December 31, 2009 to September 30, 2010:

Balance as of December 31, 2009	$18,651,496
Additional purchase price related to the purchase of Mountain Logistics, Inc.	1,850,000
Additional purcchase price related to the purchase of Bestway Solutions LLC	101,100
Goodwill acquired related to the purchase of DSI	1,892,575
Goodwill acquired related to the purchase of RGA	1,383,867
Goodwill acquired related to the purchase of Lubenow	1,077,859
Goodwill acquired related to the purchase of FLI	839,242
Balance as of September 30, 2010	$25,796,139

The following is a summary of amortizable intangible assets as of December 31, 2009 and September 30, 2010:

	December 31, 2009	September 30, 2010	Weighted- Average Life
Customer relationships	$6,441,808	$8,481,982	6.3 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	6,770,808	8,810,982	6.1 years
Less accumulated amortization	(2,243,765)	(3,520,886)
Intangible assets, net	$4,527,043	$5,290,096

Amortization expense related to intangible assets was $640,119 and $1,277,121 for the nine months ended September 30, 2009 and 2010, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2010	$463,706
2011	1,713,787
2012	1,191,510
2013	728,095
2014	546,985
Thereafter	646,013
$5,290,096

6. Accrued Expenses

The components of accrued expenses at December 31, 2009 and September 30, 2010 are as follows:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

	December 31, 2009	September 30, 2010
Accrued compensation	$384,526	$291,728
Accrued rebates	943,446	1,351,837
Deferred rent	784,674	770,024
Other	945,456	754,639
Total accrued expenses	$3,058,102	$3,168,228

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Income before provision for income taxes	$1,774,921	$4,157,376	$2,960,832	$9,216,634
Income tax expense	(476,286)	(1,562,221)	(942,951)	(3,459,475)
Effective tax rate	26.8%	37.6%	31.8%	37.5%

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 3,014,665 and 3,132,885 of Series B and D preferred shares were excluded from the calculation for the three and nine month periods ended September 30, 2009 as they were anti-dilutive. The Series B and Series D preferred shares converted to common stock effective September 25, 2009. Employee stock options totaling 407,050 and 94,500 for the nine month periods ended September 30, 2009 and 2010, respectively, and 149,000 and 94,500 for the three month periods ending September 30, 2009 and 2010, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2009 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net income	$1,298,635	$2,595,155	$2,017,881	$5,757,159
Preferred stock dividends	(265,013)	—	(792,200)	—
Net income applicable to common shareholders	$1,033,622	$2,595,155	$1,225,681	$5,757,159
Denominator:
Denominator for basic earnings per share-weighted-average shares	12,546,451	21,843,584	12,492,025	21,803,289
Effect of dilutive securities:
Employee stock options	431,161	356,634	320,289	396,846
Denominator for dilutive earnings per share	12,977,612	22,200,218	12,812,314	22,200,135
Basic net income per common share	$0.08	$0.12	$0.10	$0.26
Diluted net income per common share	$0.08	$0.12	$0.10	$0.26

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $257,157 and $727,876 in compensation expense with corresponding tax benefits of $100,291 and $283,872 for the three and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2009, the Company recorded $207,846 and $598,249 in compensation expense with corresponding tax benefits of $81,060 and $233,317, respectively. During and nine month periods ended September 30, 2009 and 2010, the Company granted 430,000 and 510,000 options, respectively, to various employees.

The following assumptions were utilized in the valuation for options granted during the nine months ended September 30, 2009 and 2010:

	2009	2010
Dividend yield	—	—
Risk-free interest rate	2.28% - 3.39%	2.10% - 3.05%
Weighted-average expected life	7.1 years	7.5 years
Volatility	33.5%	36.0%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of September 30, 2010, InnerWorkings owned 435,175 shares of the Company's common stock, or 2.0% of total shares outstanding on a fully-diluted basis.

Innerworkings provides print procurement services to the Company. As consideration for these services, the Company incurred expenses of $23,083 and $65,452 for the three and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2009, the Company incurred expenses of $18,036 and $35,543, respectively.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue $1,504,586 and $5,139,787 for the three and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2009, the Company recognized revenue of $1,049,427 and $2,856,355, respectively.

In June 2006, the Company entered into a supplier rebate program with InnerWorkings, pursuant to which the Company provides InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 5% of revenue received from InnerWorkings. In April 2008, this rebate program was amended to provide InnerWorkings with an annual rebate on all freight expenditures in an amount equal to 3% of revenue received from InnerWorkings, plus an additional 2% of revenue for amounts paid within 15 days. Total supplier rebates to InnerWorkings were $8,362 and $33,548 for the three and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2009, total supplier rebates to Innerworkings were $12,366 and $37,985, respectively.

As of December 31, 2009 and September 30, 2010, the Company had a net receivable due from InnerWorkings of $1,168,538 and $851,865, respectively. The Company had accounts payable of $72,199 due to Innerworkings as of September 30, 2010. The Company had no accounts payables due to InnerWorkings as of December 31, 2009.

During 2009, one of the Company's stockholders who is a director of the Company became a director of Manpower Inc., a publicly-traded company that serves the employment services industry. For the three and nine month periods ended September 30, 2010, the Company provided transportation and logistics services to Manpower and recognized revenue of $54,018 and $130,997 for such services, respectively. The Company did not recognize any revenue during the three and nine month periods ended September 30, 2009. As of December 31, 2009 and September 30, 2010, the Company had a net receivable due from Manpower of $7,883 and $23,326, respectively.

During 2010, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2010

In January 2009, the Company entered into an Independent Contract Referral Services Agreement with Holden Ventures, LLC. Under the terms of the agreement, the Company will pay Holden Ventures 10% of the gross margin, or the actual payments received minus actual expenses that the Company receives from clients referred by Holden Ventures. This agreement may be terminated by either party upon 15 days written notice and prohibits Holden Ventures from competing with the Company's business and soliciting its clients and employees for one year following the termination of the agreement. For the three and nine month periods ending September 30, 2010, no payments have been made to Holden Ventures under the terms of this agreement.

The Company subleases a portion of its office space to Groupon, LLC (Groupon), a web-based collective buying power organization whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009, and was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. For the three and nine month periods ended September 30, 2010, the Company received sublease rental income of $34,902 and $119,977, respectively. For the three and nine month periods ended September 30, 2009, the Company received sublease rental income of $33,400. The Company had no amounts due to or from Groupon as of December 31, 2009 and September 30, 2010.

11. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In October 2010, the Company filed a lawsuit against one of its former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of September 30, 2010 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against the Company alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial position or results of operations.

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

We procure transportation and provide logistics services for more than 19,000 clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $179.5 million and $312.5 million for the nine month periods ended September 30, 2009 and 2010, respectively, an increase of 74.1%.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of September 30, 2010, we had 143 enterprise clients and, for the nine month period ended September 30, 2010, we served over 19,000 transactional clients. For the nine month period ended September 30, 2010, we entered into contracts with 29 new enterprise clients. For the nine month periods ended September 30, 2009 and 2010, enterprise clients accounted for 41% and 40%, respectively, and transactional clients accounted for 59% and 60%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine month period ended September 30, 2010, LTL accounted for 45% of our revenue, TL accounted for 38% of our revenue, small parcel accounted for 6% of our revenue and other transportation modes accounted for 11% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the nine month periods ended September 30, 2009 and 2010, our net revenue was $39.7 million and $58.6 million, respectively, reflecting a growth rate of 48%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the nine month periods ended September 30, 2009 and 2010, commission expense was 28.2% and 30.8%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our sales, operations, information systems, finance and administrative support employees and changes to contingent consideration liability. For the nine month periods ended September 30, 2009 and 2010, our general and administrative expenses were $21.3 million and $26.0 million, respectively. For the nine month periods ended September 30, 2009 and 2010, general and administrative expenses as a percentage of net revenue were 53.7% and 44.5%, respectively.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the nine month periods ended September 30, 2009 and 2010, depreciation expense was $2.8 million and $3.8 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the nine month periods ended September 30, 2009 and 2010, amortization expense was $0.6 million and $1.3 million, respectively.

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

Comparison of nine months ended September 30, 2009 and 2010

Revenue

Our revenue increased by $133.0 million, or 74.1%, to $312.5 million for the nine month period ended September 30, 2010 from $179.5 million for the nine month period ended September 30, 2009. The increase was primarily attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. This was partially due to an increase in the transportation rates due to pricing increases caused by a reduction in capacity in the TL marketplace. In addition, $30.9 million of revenue was generated for the nine month period ended September 30, 2010 from the acquisitions completed in 2009 and 2010.

Our revenue from enterprise clients increased by $51.5 million, or 70.2%, to $124.8 million for the nine month period ended September 30, 2010 from $73.3 million for the nine month period ended September 30, 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we also increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 40% of our revenue for the nine month period ended September 30, 2010, from 41% of our revenue during the nine month period ended September 30, 2009 . As of September 30, 2010, we had 143 enterprise clients under contract, which was an increase of 29, compared to 114 enterprise clients under contract as of September 30, 2009.

Our revenue from transactional clients increased by $81.5 million, or 76.8%, to $187.7 million for the nine month period ended September 30, 2010 from $106.2 million for the nine month period ended September 30, 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents as well as an increase in the average revenue generated by transactional sales representatives and sales agents, including those acquired in connection with the acquisition of RayTrans Distribution Services, DSI, and FMI. Our percentage of revenue from transactional clients increased to 60% of our revenue for the nine month period ended September 30, 2010, from 59% for the nine month period ended September 30, 2009 . We served over 19,000 transactional clients in the nine month period ended September 30, 2010, an increase of approximately 5,000 compared to the 14,000 transactional clients served in the nine month period ended September 30, 2009.

Transportation costs

Our transportation costs increased by $114.2 million, or 81.6%, to $254.0 million for the nine month period ended September 30, 2010 from $139.8 million for the nine month period ended September 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.3% for the nine month period ended September 30, 2010 from 77.9% for the nine month period ended September 30, 2009, due to an increase in transportation rates, primarily in the truckload market.

Net revenue

Net revenue increased by $18.9 million, or 47.5%, to $58.6 million for the nine month period ended September 30, 2010 from $39.7 million for the nine month period ended September 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $5.2 million generated from the acquisitions completed in 2009 and 2010. Net revenue margins decreased to 18.7% for the nine month period ended September 30, 2010 from 22.1% for the nine month period ended September 30, 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and a higher mix of truckload revenue.

Operating expenses

Commission expense increased by $6.8 million, or 61.1%, to $18.0 million million for the nine month period ended September 30, 2010 from $11.2 million for the nine month period ended September 30, 2009. This increase is attributable to the increase in net revenue.

General and administrative expenses increased by $4.7 million, or 22.2%, to $26.0 million for the nine month period ended September 30, 2010 from $21.3 million for the nine month period ended September 30, 2009. The increase is primarily the result of hiring personnel to support our growth. This increase was offset by a $3.9 million reduction to the contingent consideration due to seller primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 44.5% for the nine month period ended September 30, 2010 from 53.7% for the nine month period ended September 30, 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration due to seller as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses.

Depreciation and amortization

Depreciation expense increased by $1.0 million, or 37.6%, to $3.8 million for the nine month period ended September 30, 2010 from $2.8 million for the nine month period ended September 30, 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.6 million, or 99.5%, to $1.3 million for the nine month period ended September 30, 2010 from $0.6 million for the nine month period ended September 30, 2009. The increase in amortization expense is the result of the intangibles acquired in the RayTrans Distribution Services and FMI acquisitions completed in 2009 and the acquisitions completed in 2010.

Income from operations

Income from operations increased by $5.6 million to $9.4 million for the nine month period ended September 30, 2010 from $3.8 million for the nine month period ended September 30, 2009. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses, due to improved leverage gained through the growth of our business.

Other expense and income tax expense

Other expense decreased to $0.2 million for the nine month period ended September 30, 2010 from $0.8 million for the nine month period ended September 30, 2009. The decrease is due to the pay down of our line of credit during the third quarter of 2009.

Provision for income taxes increased to $3.5 million for the nine month period ended September 30, 2010 from $0.9 million for the nine month period ended September 30, 2009. Our effective tax rate increased from approximately 31.8% for the nine month period ended September 30, 2009 to 37.5% for the nine month period ended September 30, 2010. The increase in the effective tax rate was the result of the impact of elections regarding research and development tax credits taken in 2009.

Net Income

Net income increased by $3.8 million to $5.8 million for the nine month period ended September 30, 2010 from $2.0 million for the nine month period ended September 30, 2009 related to the items previously discussed.

Comparison of three months ended September 30, 2009 and 2010

Revenue

Our revenue increased by $43.3 million, or 61.8%, to $113.5 million for the three month period ended September 30, 2010 from $70.2 million for the three month period ended September 30, 2009. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, this increase was partially due to an increase in truckload rates due to tighter capacity in the truckload marketplace. In addition, $4.2 million of revenue was generated for the three month period ended September 30, 2010 from acquisitions completed in 2010.

Our revenue from enterprise clients increased by $15.1 million, or 53.8%, to $43.4 million for the three month period ended September 30, 2010 from $28.3 million for the three month period ended September 30, 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 38% of our revenue during the three month period ended September 30, 2010 from 40% for the three month period ended September 30, 2009. As of September 30, 2010, we had 143 enterprise clients under contract, which was an increase of 29, compared to 114 enterprise clients under contract as of September 30, 2009.

Our revenue from transactional clients increased by $28.2 million, or 67.3%, to $70.1 million for the three month period ended September 30, 2010 from $41.9 million million for the three month period ended September 30, 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents. Our percentage of revenue from transactional clients increased to 62% our revenue for the three month period ended September 30, 2010 from 60% of our revenue for the three month period ended September 30, 2009. We served over 12,600 transactional clients in the three month period ended September 30, 2010, an increase of approximately 3,600 compared to the 9,000 transactional clients served in the three month period ended September 30, 2009.

Transportation costs

Our transportation costs increased by $37.4 million, or 68.2%, to $92.1 million for the three month period ended September 30, 2010 from $54.7 million for the three month period ended September 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.1% for the three month period ended September 30, 2010 from 78.0% for the three month period ended September 30, 2009, due to an increase in transportation rates in the truckload market.

Net revenue

Net revenue increased by $6.0 million, or 39.0%, to $21.5 million for the three month period ended September 30, 2010 from $15.5 million for the three month period ended September 30, 2009. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $1.0 million generated from the acquisitions completed in 2009 and 2010. Net revenue margins decreased to 18.9% for the three month period ended September 30, 2010 from 22.0% for the three month period ended September 30, 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and a higher mix of truckload revenue.

Operating expenses

Commission expense increased by $2.2 million, or 52.7%, to $6.5 million for the three month period ended September 30, 2010 from $4.3 million for the three month period ended September 30, 2009. This increase is primarily attributable to the increase in net revenue.

General and administrative expenses increased by $1.4 million, or 18.7%, to $9.0 million for the three month period ended September 30, 2010 from $7.6 million for the three month period ended September 30, 2009. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business and additional costs required to support a public company. This increase was offset by a $1.2 million reduction to the contingent consideration due to seller recorded primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 42.0% for the three month period ended

September 30, 2010 from 49.1% for the three month period ended September 30, 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration due to seller as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses. This was partially offset by increased expenses required to support a public company.

Depreciation and amortization

Depreciation expense increased by $0.2 million, or 23.7%, to $1.2 million for the three month period ended September 30, 2010 from $1.0 million for the three month period ended September 30, 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 69.8%, to $0.4 million for the three month period ended September 30, 2010 from $0.2 million for the three month period ended September 30, 2009. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2010.

Income from operations

Income from operations increased by $2.0 million to $4.3 million for the three month period ended September 30, 2010 from $2.3 million for the three month period ended September 30, 2009. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense decreased to $0.1 million for the three month period ended September 30, 2010 from $0.6 million for the three month period ended September 30, 2009. The decrease is due to the pay down of our line of credit during the second half of 2009.

Provision for income taxes increased to $1.6 million for the three month period ended September 30, 2010 from $0.5 million for the three month period ended September 30, 2009. Our effective tax rate increased from approximately 26.8% for the three month period ended September 30, 2009 to 37.6% for the three month period ended September 30, 2010. The increase in the effective tax rate was the result of the impact of elections regarding research and development tax credits taken in 2009.

Net Income

Net income increased by $1.3 million to $2.6 million for the three month period ended September 30, 2010 from $1.3 million for the three month period ended September 30, 2009 related to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2010, we had $43.3 million in cash and cash equivalents, $66.6 million in working capital and $10.0 million available under our credit facility. On July 31, 2010, we amended the line of credit facility extending the expiration date to July 31, 2011.

Cash used in operating activities

For the nine month period ended September 30, 2010, $4.3 million of cash was provided by operating activities, representing an increase of $9.7 million compared to the nine month period ended September 30, 2009. For the nine month period ended September 30, 2010, we generated $5.8 million of operating cash flow from net income, as compared to $2.0 million for the nine month period ended September 30, 2009, or an increase of $3.8 million. In addition, the Company's net current assets decreased by $6.2 million as of September 30, 2010, which was primarily attributable to an increase in accounts payable, offset in part by an increase in accounts receivable and prepaid expenses. For the nine month period ended September 30, 2009, the Company accelerated the timing of payments made to our vendors in an effort to improve its cash flow in response to the overall slowdown in the economy and settled and paid a $1.7 million previously disputed liability.

Cash used in investing activities

Cash used in investing activities was $9.8 million and $10.1 million during the nine month periods ended September 30, 2010 and 2009, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the nine month period ended September 30, 2010, we used $3.0 million for new acquisitions, and paid a $1.9 million earn-out payment to the former owners of Mountain Logistics, Bestway Solutions and FMI.

Cash provided by financing activities

During the nine month period ended September 30, 2010, net cash provided by financing activities was $1.0 million compared to cash provided by financing activities of $15.0 million for the nine month period ended September 30, 2009. This was primarily attributable to the $9.3 million net borrowings on our line of credit and $7.5 million in subordinated debt that were paid off during the fourth quarter of 2009, offset by a $1.0 million decrease in IPO fees paid for the nine month period ended September 30, 2009.

Credit facility

As of September 30, 2010, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2011. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2010, we were not in violation of any of these various covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $13.5 million of potential earn-out payments due in connection with our acquisitions. We currently expect to use up to $2.0 million for capital expenditures through the end of 2010. We also expect that we will use up to $2.0 million through the end of 2010 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2010, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$498	$294	$204	$—	$—
Operating lease	10,350	2,418	4,321	3,362	249
Contingent consideration obligations(1)	13,466	3,858	7,183	2,425	—
Total	$24,314	$6,570	$11,708	$5,787	$249

(1)
Amounts relate to contingent consideration for the Mountain Logistics, Inc., Bestway Solutions, LLC, RayTrans Distribution Services, Inc., Freight Management, Inc., Distribution Specialist Inc., Resource Group, Lubenow Logistics and Freight Lanes International Inc. acquisitions.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2009 and 2010.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. We believe all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of September 30, 2010 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. We believe this lawsuit is without merit and intend to vigorously dispute this claim.

We do not believe this legal proceeding, or any other legal proceeding to which we are a party would have a material adverse effect on our business, financial condition or operating results.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	November 8, 2010		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	November 8, 2010		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.