Form 10-K
period 2010-12-31
Echo Global Logistics, Inc.
filed 2011-03-11
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At June 30, 2010, there were 21,842,242 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon closing price of these shares on the Nasdaq Global Market) was $127,278,896.
The number of shares of the registrant's common stock outstanding as of the close of business on March 10, 2011 was 22,361,433.
Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided, that if such proxy statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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
Our Company
We are a leading provider of technology enabled transportation and supply chain management services, delivered on a proprietary technology platform serving the transportation and logistics needs of our clients. Our web-based technology platform compiles and analyzes data from our network of over 24,000 transportation providers to serve our clients' shipping and freight management needs. Our technology platform, composed of web-based software applications and a proprietary database, enables us to identify excess transportation capacity, obtain competitive rates, and execute thousands of shipments every day while providing high levels of service and reliability. We focus primarily on arranging transportation across truckload (TL) and less than truck load (LTL), and we also offer small parcel, inter-modal (which involves moving a shipment by rail and truck), domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance, freight bill audit and payment and performance management and reporting, including executive dashboard tools.
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
We procure transportation and provide logistics services for more than 22,800 clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients, including the management of both freight expenditures and logistical issues surrounding freight to be transported. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment.

We were formed as a Delaware limited liability company in January 2005. We converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Upon the completion of our initial public offering, our common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”
Our Strategy
Our objective is to become the premier provider of transportation and logistics services to corporate clients in the United States. Our business model and technological advantage have been the main drivers of our historical results and have positioned us for continued growth. The key elements of our strategy include:
Expand our client base.    We intend to develop new long-term client relationships by using our industry experience and expanding our sales and marketing activities. As of December 31, 2010, we had contracts with 148 enterprise clients, and the total number of enterprise clients increased by 30 and 32 in 2009 and 2010, respectively. We seek to attract new enterprise clients by targeting companies with substantial transportation needs and demonstrating our ability to reduce their transportation costs by using our ETM technology platform. In addition, we plan to continue to hire additional sales representatives to build our transactional business across all major modes. We believe our business model provides us with a competitive advantage in recruiting sales representatives as it enables our representatives to leverage our proprietary technology and carrier network to market a broader range of services to their clients at competitive prices.
Further penetrate our established client base.    We believe our established client base presents a substantial opportunity for growth. As we demonstrate our ability to execute shipments with high levels of service and favorable pricing, we are able to strengthen our relationships with our clients, penetrate incremental modes and geographic areas and generate more shipments. As we become more fully integrated into the businesses of our transactional clients and are able to identify additional opportunities for efficiencies, we seek to further penetrate our client base by selling our enterprise services to those clients. Of our 148 enterprise clients as of December 31, 2010, 80 began as our transactional clients.
Further invest in our proprietary technology platform.    We intend to continue to improve and develop Internet and software-based information technologies that are compatible with our ETM platform. In order to continue to meet our clients' transportation requirements, we intend to invest in specific technology applications and personnel in order to improve and expand our offering. As of December 31, 2010, we had approximately 1,200 individual active users of ETM and as the number of users expands, we will continue to invest in both IT development and infrastructure.
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
We recently began to market Flex TMS. Flex TMS is a software-as-a-service TMS (Transportation Management System) with integrated managed services. This "a-la-carte" product provides shippers with a customized, cost effective solution for their logistics needs. It offers clients a standard solution which includes routing guide management, automated load entry, tendering and acceptance, load visibility with customized reporting and analytics complemented by industry experts to assist with freight management.
In 2008, 2009 and 2010 we spent approximately $3.0 million, $2.5 million and $5.1 million, respectively, on the development of ETM and related technologies.
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
Our Clients
We provide transportation and logistics services to corporate clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. In 2010, we served over 22,700 clients using approximately 9,100 different carriers and, from January 2005 through December 31, 2010, we served over 37,000 clients using approximately 15,000 different carriers. Our clients fall into two categories: enterprise and transactional.
Enterprise Clients
We typically enter into multi-year contracts with our enterprise clients, generally with terms of one to three years, to provide some, or substantially all, of their transportation requirements. Each new enterprise client is assigned one or more dedicated account executives, who are able to work on-site or off-site, as required by the client. To foster a strategic relationship with these clients, we typically agree to a negotiated level of cost savings compared to the client's historical shipping expenditures over a fixed period of time. Cost savings are estimated periodically during the term of our agreement and if the negotiated amount is not achieved, our clients may have the right to terminate our agreement.
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
We recently began to market Flex TMS, which is a contractual agreement enabling our client to utilize our technology in exchange for transaction fees. Our transaction fees may be reduced to the extent that we manage a portion of the client's transportation. As of December 31, 2010, two of our enterprise clients were part of our Flex TMS programs.
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
Our annual revenue from individual enterprise clients typically ranges from $100,000 to $20.0 million. Our revenue from all enterprise clients increased in the last two years, from $87.4 million in 2008 to $109.1 million in 2009 and to $165.4 million in 2010. Our revenue from enterprise clients as a percentage of total revenue was 43% in 2008, 42% in 2009 and 39% in 2010.
Transactional Clients
We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, which are typically priced to our carriers on a spot, or transactional, basis. Our annual revenue from individual transactional clients typically ranges from $1,000 to $50,000. Of our 50 largest transactional clients in 2009, 47 placed orders with us during 2010, which we believe demonstrates our ability to meet a variety of transportation requirements on a recurring basis.
Our Carrier Network
Our carrier network provides our clients with substantial breadth and depth of offerings within each mode. In 2010, we used approximately 8,300 TL carriers, 100 LTL carriers, 10 small parcel carriers, 94 inter-modal carriers, 10 domestic air carriers and 80 international carriers. Our ability to attract new carriers to our network and maintain good relationships with our current carriers is critical to the success of our business. We rely on our carriers to provide the physical transportation services for our clients, valuable pricing information for our proprietary database and tracking information throughout the shipping process from origin to destination. We believe we provide value to our carriers by enabling them to fill excess capacity on traditionally empty routes, repositioning their equipment and therefore offsetting their substantial overhead costs to generate incremental revenue. In addition, we introduce many of our clients to new carriers and broaden each carrier's market presence by expanding its sales channels to a larger client base.
We select carriers based on their ability to effectively serve our clients with respect to price, technology capabilities, geographic coverage and quality of service. In the small parcel mode, we use nationally recognized carriers, such as FedEx and UPS. In other transportation modes, we maintain the quality of our carrier network by obtaining documentation to ensure each carrier is properly licensed and insured, and has an adequate safety rating. In addition, we continuously collect information on the carriers in our network regarding capacity, pricing trends, reliability, quality control standards and overall customer service. We believe this quality control program helps to ensure that our clients receive high-quality service regardless of the carrier that is selected for an individual shipment. In 2010, we used approximately 8,500 of the over 24,000 carriers in our network to provide shipping services to our clients.
The carriers in our network are of all sizes, including large national trucking companies, mid-sized fleets, small fleets and owner-operators of single trucks. We are not dependent on any one carrier, and our largest carriers by TL, LTL and small parcel accounted for less than 0.7, 6.2% and 5.3%, respectively, of our total transportation costs across all modes in 2010. For international shipments, we currently rely on one forwarder to provide substantially all of our transportation. We consider our relationship with this carrier to be strong. In 2009 and 2010, international shipments accounted for 3% and 2% of our revenue, respectively.
Sales and Marketing
 We market and sell our transportation and logistics services through our sales personnel located in four cities across the United States. As of December 31, 2010, our sales team consisted of 7 enterprise sales representatives, 375 transactional sales representatives and 199 sales agents. Our enterprise sales representatives typically have significant sales expertise and are focused on building relationships with clients' senior management teams to execute enterprise contracts. Our transactional sales representatives, located at our headquarters in Chicago, as well as in our regional offices in Atlanta, Dallas, and Detroit, are focused on building new transactional client relationships and migrating transactional accounts to enterprise accounts. Our agents, located in regional shipping markets throughout the United States, are typically experienced industry sales professionals focused on building relationships with our clients' transportation managers. We support our sales team with account executives. These individuals are generally responsible for customer service, developing relationships with client personnel and managing the shipping process from origin to destination.
Our marketing efforts typically involve up to a six month selling cycle to secure a new enterprise client. Our efforts may begin in response to a perceived opportunity, a referral by an existing client, a request for proposal, a relationship between a member of our sales team and a potential client, new client prospects gained through acquisitions, an introduction by someone affiliated with our company, or otherwise. Our senior management team, sales representatives and agents are responsible for the sales process. An important aspect of this sales process is our analysis of a prospective client's historic transportation expenditures to demonstrate the potential savings that could be achieved by using our transportation and logistics services. Additionally, we demonstrate how our ETM system will add efficiency and information to our clients transportation management process. We also try to foster relationships between our senior management team and our clients' senior management, and many of our enterprise clients were secured by marketing our services to "C-level" management contacts. These relationships ensure that both parties are focused on seamless process integration and using our services to provide tangible cost savings.
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
Our transactional sales representatives, who focus on sales of our transportation and logistics services on a shipment-by-shipment basis, concentrate on building relationships with our transactional clients that could benefit from the competitive pricing and enhanced service associated with our services. Our ability to work with clients on a transactional basis provides us with an opportunity to demonstrate the cost savings associated with our technology-driven services before the client considers moving to a fully-outsourced enterprise engagement. Since January 2005, 80 transactional clients have migrated to an enterprise agreement.
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
We had 24 sales representatives and agents as of December 31, 2005, and have grown to 581 as of December 31, 2010. We intend to continue to hire sales representatives and agents with established client relationships that we believe can be developed into new revenue opportunities. We also expect to augment our sales force through selective acquisitions of transportation and logistics service providers with experienced sales representatives and agents in strategic geographical locations.
Competition
The commercial freight transportation services and third-party logistics industries in which we operate are highly competitive and fragmented. We have a number of competitors offering services similar to ours, which include:

•	internal shipping departments at companies that have substantial transportation requirements, many of which represent potential sales opportunities;

•	non-asset-based logistics companies, such as C.H. Robinson Worldwide, Freightquote.com, Ozburn-Hessey Logistics, Total Quality Logistics and Transplace, with whom we compete most often;

•	asset-based logistics companies, such as Schneider, FedEx, JB Hunt and ABF;

•	carriers that offer logistics services, such as Conway and UPS, some of whom we frequently purchase transportation services from on behalf of our clients;

•	freight forwarders that dispatch shipments via asset-based carriers, typically arranging for shipments to or from international destinations, such as Expeditors International; and

•	smaller, niche service providers that provide services in a specific geographic market, industry segment or service area.
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
Our air freight business in the United States is subject to regulation as an indirect air carrier by the Transportation Security Administration (the TSA) and the Department of Transportation. Our indirect air carrier security program has been approved by the TSA. Our officers also have completed the Security Threat Assessments required by TSA regulations. The airfreight industry is subject to regulatory and legislative changes that could affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.
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
Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing registration, or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely upon, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licenses in these areas has not had a material adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.
Risk Management and Insurance
If a shipment is damaged during the delivery process, our client files a claim for the damaged shipment with us. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the carrier for the claims. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss. We mitigate this risk by using our quality program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide to us. In addition, we carry our own insurance to protect against client claims for damaged shipments, in cases where a carrier's coverage may have lapesed.
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
Employees
As of December 31, 2010, we had 709 employees, consisting of 7 enterprise sales representatives, 375 transactional sales representatives, 187 account executives, 46 technology personnel and 94 administrative personnel. We also had 199 independent contractors working as sales agents, and a 30-person workforce based at our build, operate, transfer (BOT) facilities in Pune and Kolkata, India. We consider our employee relations to be good.

Our Website

Our website is http://www.echo.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practical after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A.    Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Forward-Looking Statements" on page three of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.
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
A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our five largest clients, collectively, accounted for 15% of our revenue in 2010, and revenue from our 10 largest clients, collectively, accounted for 23% of our revenue in 2010. We are likely to continue to experience ongoing customer concentration, particularly if we are successful in attracting large enterprise clients. It is possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from one or more of our major clients would adversely affect our results of operations.
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
Our revenue increased to $426.4 million in 2010 from $7.3 million in 2005, representing an annual revenue growth rate of 353% from 2005 to 2006, 188% from 2006 to 2007, 112% from 2007 to 2008 to 28% from 2008 to 2009 and 64% from 2009 to 2010. Between January 1, 2005 and December 31, 2010, the number of our employees, agents and independent contractors increased from 44 to 908. Continued growth could place a significant strain on our ability to:

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
Our transactional clients, which accounted for approximately 58% and 61% of our revenue in 2009 and 2010, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with enterprise clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. These termination provisions typically provide the client with the ability to terminate upon 30 or 60 days' advance written notice in the event of a material breach. Included as a material breach is the Company's failure to provide the negotiated level of cost savings. In some cases, the enterprise contracts may be terminated by providing written notice within 60 days of execution or may be terminated upon 60 to 90 days' advanced written notice for any reason. Enterprise contracts accounting for 9.3% and 17.1% of our revenue in 2010 are scheduled to expire (subject to possible renewal) in 2011 and 2012, respectively.
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
The current uncertainty economic conditions of the global and domestic economy may have a material adverse affect on our business, results of operations and financial condition.
Our business, results of operations and financial condition are materially affected by the conditions in the global and domestic economy. The stress experienced by the global capital markets that began in the second half of 2007, substantially increased during the second half of 2008 and continued during 2009. The current economic environment continues to be uncertain. Concerns over unemployment, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with volatile oil prices and low business and consumer confidence, have precipitated a recession.
These events may have an adverse affect on us, our carriers and our clients. Carriers may charge higher prices to cover higher operating expenses such as higher fuel prices, costs associated with regulatory compliance and other factors beyond our control. Our gross profits and income from operations may decrease if we are unable to pass through to our clients the full amount of these higher transportation costs. In addition, our business, results of operations and financial condition may be negatively impacted by decreases in the volume of freight shipped by our clients due to decreases in their business volume or price increases by our carriers. If we are not able to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, results of operations and financial condition may be materially and adversely affected.
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
We use our proprietary technology platform to compile freight and logistics data from our network of over 24,000 carriers. In 2010, we used approximately 8,300 TL carriers, 100 LTL carriers, 10 small parcel carriers, 94 inter-modal carriers, 10 domestic air carriers and 80 international carriers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for ETM, which could affect our ability to obtain favorable pricing for our clients.
Our obligation to pay our carriers is not contingent upon receipt of payment from our clients, and we extend credit to certain clients as part of our business model.
In most cases, we take full risk of credit loss for the transportation services we procure from carriers. Our obligation to pay our carriers is not contingent upon receipt of payment from our clients. In 2009 and 2010, our revenue was $259.6 million and $426.4 million, respectively, and our top 10 clients accounted for 27% and 23% of our revenue, respectively. If any of our key clients fail to pay for our services, our profitability would be negatively impacted.
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
We provide transportation services within and between continents on an increasing basis. In 2009 and 2010, international transportation accounted for 3% and 2% of revenue, respectively. We intend to continue expanding our global footprint, specifically in international-air and ocean modes, in order to maintain an appropriate cost structure and meet our clients' delivery needs. This may involve expanding into countries other than those in which we currently operate or increasing our operations in countries which we currently have limited operations. Our business outside of the United States is subject to various risks, including:

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
We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. The application for our ocean transportation intermediary license from the Federal Maritime Commission to act as an ocean freight forwarder and as a non-vessel operating common carrier has been submitted, and we expect to be issued the license upon the completion of certain compliance requirements.

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
We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Furthermore, our independent registered public accounting firm ("Firm") is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained the Firm's report as to the effectiveness of our internal control over financial reporting as of December 31, 2010. In future years, if we fail to timely complete this assessment, or if we cannot obtain our Firm's report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants and respond to competitive pressures.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile.
The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in October 2009 through March 9, 2011, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.04 on November 11, 2010 to a high of $15.81 on October 25, 2010.
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
In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and distraction to management. As a result, you could lose all or part of your investment.
Because a limited number of stockholders control the majority of the voting power of our common stock, our other stockholders will not be able to determine the outcome of stockholder votes.
As of December 31, 2010, Eric P. Lefkofsky, Richard A. Heise, Jr., Bradley A. Keywell, affiliates of the Nazarian family and affiliates of New Enterprise Associates, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, approximately 44% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third-parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.
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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
Our principal executive offices are located in Chicago, Illinois. As of December 31, 2010, we conducted our business from the following properties, all of which are leased:

Location	Use
Chicago, Illinois	Corporate Headquarters
Matteson, Illinois	Business Development
Los Angeles, California	Business Development
Vancouver, Washington	Business Development
Park City, Utah	Business Development
Troy, Michigan	Business Development
Little Rock, Arkansas	Business Development
Buffalo, Minnesota	Business Development
Coon Rapids, Minnesota	Business Development
Atlanta, Georgia	Business Development
Andover, Minnesota	Business Development
Dallas, Texas	Business Development
Green Bay, Wisconsin	Business Development
Bend, Oregon	Business Development
San Franciso, California	Business Development

Item 3.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of December 31, 2010 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 4.    Reserved

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol "ECHO" since October 2, 2009. The following table sets for the high and low sales price for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

2009	High	Low
Fourth Quarter (from October 2, 2009)	$15.18	$12.05
2010	High	Low
First Quarter	$14.02	$10.18
Second Quarter	$14.00	$11.80
Third Quarter	$13.85	$10.73
Fourth Quarter	$16.09	$9.85
Holders
As of March 10, 2011, there were 19 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
Dividends
We currently do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation and the expansion of our business. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, operating results and other factors deemed relevant by our board of directors, including any contractual or statutory restrictions on our ability to pay dividends.
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
In 2010, we used approximately $6.7 million dollars on new business acquisitions. In addition, $2.0 million dollars was used to fund earn-out payments made related to 2007 acquisitions as certain performance measurements were achieved. We plan to invest the remaining proceeds to further expand our sales force, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

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

	Years ended December 31,
	2006	2007	2008	2009	2010
	(dollars and shares in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$33,195	$95,461	$202,807	$259,561	$426,374
Transportation costs	27,704	75,535	159,717	203,893	345,209
Net revenue	5,491	19,926	43,090	55,668	81,165
Operating expenses:
Commissions	866	4,433	11,799	15,816	24,871
Selling, general and administrative	4,387	12,037	23,115	29,001	35,907
Depreciation and amortization	691	1,845	3,231	4,991	6,926
Total operating expenses	5,944	18,315	38,145	49,808	67,704
Income (loss) from continuing operations	(453)	1,611	4,945	5,860	13,461
Other income (expense)	201	191	(144)	(1,275)	(291)
Income (loss) before income taxes and discontinued operations	(252)	1,802	4,801	4,585	13,170
Income tax benefit (expense)	220	(749)	(1,926)	611	(4,765)
Income (loss) before discontinued operations	(32)	1,053	2,875	5,196	8,405
Loss from discontinued operations	(214)	—	—	—	—
Net income (loss)	(246)	1,053	2,875	5,196	8,405
Dividends on preferred shares	(749)	(1,054)	(1,054)	(807)	—
Net income (loss) applicable to common stockholders	$(995)	$(1)	$1,821	$4,389	$8,405
Net income (loss) per share of common stock:
Basic	$(0.09)	$—	$0.15	$0.30	$0.38
Diluted	$(0.09)	$—	$0.14	$0.29	$0.38
Shares used in per share calculations:
Basic	11,194	11,713	12,173	14,703	21,863
Diluted	11,194	11,713	12,817	15,089	22,239
Unaudited pro forma income tax benefit (expense)(1)	$(34)
Unaudited pro forma net loss(1)	$(280)

	Years ended December 31,
	2006	2007	2008	2009	2010
	(dollars and shares in thousands, except per share data)
Other data:
Enterprise clients(2)	27	62	92	116	148
Transactional clients served in period(3)	650	4,566	11,952	15,259	22,617
Total clients(4)	677	4,628	12,044	15,375	22,765
Employees, agents and independent contractors(5)	105	344	664	835	908
____________________

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

(2)	Reflects number of enterprise clients on the last day of the applicable period.

(3)	Reflects number of transactional clients served in the applicable period.

(4)	Reflects total number of enterprise clients determined on the last day of the applicable period and number of transactional clients served in the applicable period.

(5)	Reflects number of employees, agents and independent contractors on the last day of the applicable period.

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$8,853	$1,569	$1,873	$47,804	$43,218
Working capital	7,891	3,556	3,209	65,637	63,591
Total assets	17,048	27,106	45,909	132,675	161,548
Total liabilities	5,602	12,540	27,082	38,885	56,570
Series D convertible preferred shares	17,648	18,695	19,742	—	—
Cash dividends per common share	—	—	—	—	—
Total stockholders' equity (deficit)	$(6,202)	$(4,129)	$(915)	$93,790	$104,978

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
We procure transportation and provide logistics services for more than 22,800 clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.
Revenue
We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $202.8 million, $259.6 million and $426.4 million for the years ended December 31, 2008, 2009 and 2010, respectively, reflecting growth rates of 112%, 28% and 64%, respectively, as compared to the corresponding prior year.
Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of December 31, 2010, we had 148 enterprise clients and, for the year ended December 31, 2010 we served over 22,700 transactional clients. For the year ended December 31, 2010, we entered into contracts with 32 new enterprise clients. For the years ended December 31, 2008, 2009 and 2010, enterprise clients accounted for 43%, 42% and 39% of our revenue, respectively, and transactional clients accounted for 57%, 58% and 61% of our revenue, respectively. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.
Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2010, LTL accounted for 45% of our revenue, TL accounted for 37% of our revenue, small parcel accounted for 6% of our revenue and other transportation modes accounted for 12% of our revenue.
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

Transportation Costs and Net Revenue
We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our fee structure is primarily variable, although we have entered into a limited number of fixed fee arrangements that represent an insignificant portion of our revenue. Net revenue consists of transportation revenue minus transportation cost. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.
Net revenue is the primary indicator of our ability to procure services provided by carriers and other third-parties and is considered by management to be the primary measurement of our growth. Although our transportation cost is typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenues and expenses as a percentage of net revenue margin. In 2008, 2009 and 2010, our net revenue was $43.1 million, $55.7 million and $81.2 million, respectively, reflecting growth rates of 29% and 46% in 2009 and 2010, respectively, compared to the corresponding prior year.
Operating Expenses
Our costs and expenses excluding transportation costs consist of commissions paid to our sales personnel, selling, general and administrative expenses to run our business and depreciation and amortization.
Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. In 2008, 2009 and 2010, commission expense was 27.4%, 28.4% and 30.6%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.
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
Our selling, general and administrative expenses, which excludes commission expense, primarily consist of compensation costs for our sales, operations, information systems, finance and administrative support employees and changes to contingent consideration liability. In 2008, 2009 and 2010, our general and administrative expenses were $23.1 million, $29.0 million and $35.9 million, respectively. In 2008, 2009 and 2010, general and administrative expenses as a percentage of net revenue were 53.6%, 52.1% and 44.2%, respectively.
Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. In 2008, 2009 and 2010, depreciation expense was $2.5 million, $4.0 million and $5.1 million, respectively.
Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. In 2008, 2009 and 2010, amortization expense was $0.7 million, $1.0 million and $1.8 million, respectively.
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
As a result of our conversion, we account for income taxes in accordance with ASC Topic 740 (previously SFAS No. 109,

Accounting for Income Taxes), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In connection with our conversion, we used $9.4 million of our net proceeds from the issuance of our Series D preferred stock to redeem certain of our Series A common units. Because we redeemed the units as a limited liability company, the cash distribution was taxable to the members and our tax basis increased resulting in the recognition of a deferred tax asset of $3.8 million, for which we recorded a valuation allowance of $2.0 million and a corresponding net increase to additional paid in capital of $2.0 million. The Company evaluated this valuation allowance as of December 31, 2009 and determined it was more likely than not that the existing deferred tax assets would be fully realized, thus the valuation allowance was reduced to zero with the corresponding income tax benefit recorded to income tax expense in 2009. There was no valuation allowance reversal in 2010.
Critical Accounting Policies
Revenue Recognition
In accordance with ASC Topic 605-20 Revenue and Expense Recognition for Freight Services in Process, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company's obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.
In accordance with ASC Topic 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs.
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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. This guidance also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of 6 years, 3 years and 3 years, respectively.
Contract Costs
 Cost of contracts represents the incremental direct costs incurred related to the acquisition or origination of certain customer contracts. Costs capitalized are amortized over the life of the contracts.
Stock-Based Compensation
In 2010, the Company granted 545,000 options to certain employees at exercise prices ranging from $11.31 to $13.00, of which 80,000 will vest ratably over 4 years. The remaining 465,000 options will vest ratably over 5 years.
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of income. The Company recorded $626,944, $521,370 and $592,372 in compensation expense for the years ended December 31, 2008, 2009 and 2010, respectively. For more information related to the Company's stock-based compensation programs, see "Note 14—Stock-Based Compensation Plans" for a description of the Company's accounting for stock-based compensation plans.
Initial Public Offering Costs
Costs associated with the initial public offering were reclassed to additional paid-in-capital upon completion of the initial public offering in October of 2009. At the end of 2009, approximately $270,000 in costs that had been reclassed to additional paid-in-capital still had not been paid. These costs were paid in the first quarter of 2010 in addition to approximately $50,000 in costs that had not been accrued for as of December 31, 2009.
Results of Operations
The following table sets forth our consolidated statements of income data for the periods presented in both thousands of dollars and as a percentage of our net revenue:

	Years Ended December 31,
	2008	2009	2010
	(dollars in thousands)
Consolidated statements of operations data:
Revenue	$202,807	$259,561	$426,374
Transportation costs	159,717	203,893	$345,209
Net revenue	$43,090	$55,668	$81,165
Operating expenses:
Commissions	11,799	15,816	24,871
Selling, general and administrative expenses	23,115	29,001	35,907
Depreciation and amortization	3,231	4,991	6,926
Total operating expenses	38,145	49,808	67,704
Income from operations	$4,945	$5,860	$13,461
Stated as a percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Commissions	27.4%	28.4%	30.6%
Selling, general and administrative expenses	53.6%	52.1%	44.2%
Depreciation and amortization	7.5%	9.0%	8.5%
Total operating expenses	88.5%	89.5%	83.3%
Income from operations	11.5%	10.5%	16.7%
Comparison of years ended December 31, 2010 and 2009
Revenue
Our revenue increased by $166.8 million, or 64.3%, to $426.4 million in 2010 from $259.6 million in 2009. The increase was primarily attributable to the increase in the number of our clients, the total number of shipments executed on behalf of, and services provided to these clients. The increase was also partially due to an increase in transportation rates due to pricing increases caused by a reduction in capacity in the truckload marketplace during 2010. In addition, $68.2 million of revenue was generated in 2010 from acquisitions that were completed in 2009 and 2010 compared to $23.9 million in 2009.
Our revenue from enterprise clients increased by $56.3 million, or 51.6%, to $165.4 million in 2010 from $109.1 million in 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 39% of our revenue in 2010 from 42% of our revenue in 2009. As of December 31, 2010, we had 148 enterprise clients under contract, which was an increase of 32, compared to 116 enterprise clients under contract as of December 31, 2009.
Our revenue from transactional clients increased by $110.5 million, or 73.4%, to $260.9 million in 2010 from $150.4 million in 2009. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the addition of transactional sales representatives and sales agents as well as an increase in the average revenue generated by transactional sales representatives and sales agents, including those acquired in 2010 acquisitions. Our percentage of revenue from transactional clients increased to 61% of our revenue in 2010 from 58% of our revenue in 2009. We served over 22,700 transactional in 2010, an increase of approximately 7,700 compared to the 15,000 transactional clients served in 2009.
Transportation costs
Our transportation costs increased by $141.3 million, or 69.3%, to $345.2 million in 2010 from $203.9 million in 2009. The growth in the total number of shipments executed to service of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.0% in 2010 from 78.6% in 2009, due to an increase in transportation rates, primarily in the truckload market.
Net revenue
Net revenue increased by $25.5 million, or 45.8%, to $81.2 million in 2010 from $55.7 million in 2009. The growth in the total number of shipments executed to sercvice of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $11.4 million generated from acquisitions completed in 2009 and 2010. Net revenue margins decreased to 19.0% in 2010 from 21.4% in 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and higher mix of truckload revenue.
Operating expenses
Commission expense increased by $9.1 million, or 57.3%, to $24.9 million in 2010 from $15.8 million in 2009. This increase is attributable to the increase in net revenue.
Selling, general and administrative expenses increased by $6.9 million, or 23.8%, to $35.9 million in 2010 from $29.0 million in 2009. The increase is primarily the result of hiring personnel to support our growth. This increase was offset by a $4.7 million reduction to the contingent consideration due to seller primarily related to the acquisitions of RayTrans Distribution Services and FMI. As a percentage of net revenue, general and administrative expenses decreased to 44.2% in 2010 from 52.1% in 2009. The decrease, as a percentage of net revenue, is partially attributable to the reduction of contingent consideration due to seller as well as our ability to add clients and sales personnel in order to increase our net revenue without the same corresponding increase in our general and administrative expenses.
Depreciation and amortization
Depreciation expense increased by $1.1 million, or 28.4%, to $5.1 million in 2010 from $4.0 million in 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.8 million, or 72.5%, to $1.8 million million in 2010 from $1.0 million in 2009. The increase in amortization expense is the result of the intangibles acquired as part of the acquisitions made in 2010.
Income from operations
Income from operations increased by $7.6 million to $13.5 million in 2010 from $5.9 million in 2009. $4.7 million of the increase was attributable to the reduction in contingent consideration liability and the remaining $2.9 million is attributable to the increase in net revenue in excess of the increase in operating expenses, due to improved leverage gained through the growth of our business.
Other expense and income tax
Other expense decreased to $0.3 million in 2010 from $1.3 million in 2009. The decrease is due to interest expense of approximately $0.8 million related to additional borrowings on our line of credit and the subordinated debt agreement entered into in 2009. The subordinated debt agreement was paid in full upon our initial public offering. In addition, there was a $200,000 increase in other expense related to miscellaneous tax expenses in 2009.
Provision for income taxes increased by $5.4 million to $4.8 million in 2010 from income tax benefit of $0.6 million in 2009. The increase was the result of the 2009 reversal of the $2.0 million valuation allowance recorded initially in June 2006. Periodically, we review the continuing need for the valuation allowance based on the factors existing at the time of review. We evaluated this valuation allowance as of December 31, 2009 and determined that the full valuation allowance was no longer needed. There was no valuation allowance reversal in 2010.
Net Income
Net income increased by $3.2 million to $8.4 million in 2010 from $5.2 million in 2009 related to the items previously discussed.
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

	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Revenue	$49,064	$60,290	$70,168	$80,039	$89,104	$109,905	$113,533	$113,832
Net revenue	11,014	13,240	15,443	15,971	17,045	20,049	21,466	22,605
Operating Income	122	1,328	2,333	2,076	2,026	3,126	4,254	4,055
Net income	28	691	1,299	3,178	1,236	1,926	2,595	2,648
Net income (loss) applicable to common stockholders	(237)	429	1,034	3,164	1,236	1,926	2,595	2,648
Net income (loss) per share of common stock:
Basic	$(0.02)	$0.03	$0.08	$0.15	$0.06	$0.09	$0.12	$0.12
Diluted	$(0.02)	$0.03	$0.08	$0.15	$0.06	$0.09	$0.12	$0.12
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2008, 2009 and 2010.
Liquidity and Capital Resources
We have historically funded our operation through a combination of issuances of common and preferred stock, a working capital line, term loans and cash generated from our operations. As of December 31, 2010, we had $43.2 million in cash and cash equivalents, $63.6 million in working capital and $10.0 million available under our credit facility.
Cash provided by (used in) operating activities
For the year ended December 31, 2010, $8.6 million of cash was provided by operating activities, representing an increase of $14.2 million compared to the year ended December 31, 2009. In 2010, we generated $8.6 million in cash from operating activities as compared to cash utilized in operating activities of $5.6 million in 2009. In 2010, we generated $14.3 in cash from net income, adjusted for non-cash operating items. This cash flow generation was offset by $5.7 in changes to net working capital due to the growth of our business.
Cash used in investing activities
Cash used in investing activities was $14.8 million and $11.5 million during the years ended December 31, 2010 and 2009, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the year ended December 31, 2010, we used approximately $6.6 million for acquisitions and paid approximately $2.0 million in earn-out payments for acquisitions. During the year ended December 31, 2009, we used $6.8 million for new acquisitions, and paid a $0.4 million earn-out payment.
Cash provided by financing activities
During the year ended December 31, 2010, net cash provided by financing activities was $1.6 million compared to $63.0 million during the year ended December 31, 2009. This was primarily attributable to the $74.2 million in cash generated from the initial public offering completed in October 2009, offset by public offering costs paid of $2.7 million and dividends paid to preferred shareholders of $3.5 million. In addition, we paid $5.0 million related to our outstanding line of credit in 2009. Cash provided by financing activities in 2010 related primarily to the exercise of employee stock options.
Credit facility
As of December 31 2010, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2011. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. The line of credit is secured by a lien on our business assets . Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2010, we were not in violation of any of these various covenants.
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
Anticipated uses of cash
Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $2.7 million of potential earn-out payments in 2011 due in connection with our acquisitions. We currently expect to use up to $8.4 million for capital expenditures in 2011. In addition, we anticipate using up to $10.0 million through the end of 2011 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.
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

Although we can provide no assurances, we believe that our available cash and cash equivalents and amounts available under our revolving credit facility should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
As of December 31, 2010, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$444	$293	$151	$—	$—
Operating lease	10,136	2,524	6,229	1,383	—
Contingent consideration obligations(1)	9,794	2,721	7,073	—	—
Total	$20,374	$5,538	$13,453	$1,383	$—
____________________

(1)	Amounts relate to contingent consideration for the Mountain Logistics, Inc., Bestway Solutions, LLC, RayTrans Distribution Services, Inc., Freight Management, Inc., and DNA Freight Inc. acquisitions.
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

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. We are required to adopt this rule for the reporting period ended after June 15, 2011. The adoption of this rule will not have a material impact on our financial statements or other reporting.
In January 2010, the FASB issued ASC 820 Fair Value Measurements and Disclosures (ASU 2010-06) . This guidance improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29 to amend ASC 805, Business Combinations. The ASU amends certain existing and adds additional pro forma disclosure requirements for public enterprises (as defined by Topic 805). The guidance in ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and must be applied on a prospective basis. We are currently evaluating the impact that adoption of this guidance may have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk
We pass through increases in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.
Interest Rate Risk
We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate or LIBOR plus 2.25%. Assuming the $10.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $100,000.
Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.
We do not use derivative financial instruments for speculative trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Management’s Assessment of
Internal Control Over Financial Reporting

The consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on management’s assessment using those criteria, as of December 31, 2010, management believes that the Company’s internal controls over financial reporting are effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2010, 2009 and 2008 and the Company’s internal control over financial reporting as of December 31, 2010. Their reports are presented on the following pages.

Echo Global Logistics, Inc.
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Echo Global Logistics, Inc.
We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
March 11, 2011

Report of Independent Registered Public Accounting Firm On
Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Echo Global Logistics, Inc.

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
March 11, 2011

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$47,803,704	$43,218,164
Accounts receivable, net of allowance for doubtful accounts of $1,323,916 and $2,786,776, respectively	43,689,684	60,862,012
Taxes receivable	344,117	—
Prepaid expenses	6,420,750	7,518,334
Other current assets	391,054	396,613
Total current assets	98,649,309	111,995,123
Property and equipment, net	8,153,741	9,638,800
Intangibles and other assets:
Goodwill	18,651,496	32,597,577
Intangible assets, net of accumulated amortization of $2,243,765 and $4,098,246, respectively	4,527,043	6,974,818
Other assets	459,735	341,863
Deferred income taxes	2,233,964	—
Total assets	$132,675,288	$161,548,181
Liabilities and stockholders' equity
Current liabilities:
Accounts payable—trade	$27,039,510	$40,097,083
Current maturities of capital lease obligations	302,518	274,282
Accrued expenses	3,058,102	3,398,620
Due to seller—short term	717,738	2,720,517
Income tax payable	—	125,111
Deferred income taxes	1,894,204	1,788,286
Total current liabilities	33,012,072	48,403,899
Due to seller—long term	5,452,303	7,073,102
Deferred income taxes	—	946,608
Capital lease obligations, net of current maturities	420,840	146,559
Total liabilities	38,885,215	56,570,168
Stockholders' equity
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,768,659 shares issued and outstanding at December 31, 2009; 100,000,000 shares authorized, 22,043,850 shares issued and outstanding at December 31, 2010	2,177	2,205
Additional paid-in capital	88,368,796	91,152,070
Retained earnings	5,419,100	13,823,738
Total stockholders' equity	93,790,073	104,978,013
Total liabilities and stockholders' equity	$132,675,288	$161,548,181
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2008	2009	2010
REVENUE	$202,807,631	$259,560,658	$426,373,975
COSTS AND EXPENSES:
Transportation costs	159,717,355	203,892,962	345,208,575
Selling, general, and administrative expenses	34,914,278	44,816,750	60,778,106
Depreciation and amortization	3,230,803	4,990,919	6,926,118
INCOME FROM OPERATIONS	4,945,195	5,860,027	13,461,176
Interest income	20,259	23,971	93,098
Interest expense	(111,738)	(792,303)	(51,413)
Other, net	(52,392)	(506,255)	(333,060)
OTHER INCOME (EXPENSE)	(143,871)	(1,274,587)	(291,375)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,801,324	4,585,440	13,169,801
INCOME TAX BENEFIT (EXPENSE)	(1,925,768)	610,544	(4,765,163)
NET INCOME	2,875,556	5,195,984	8,404,638
DIVIDENDS ON PREFERRED SHARES	(1,054,380)	(806,625)	—
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,821,176	$4,389,359	$8,404,638
Basic net income per share	$0.15	$0.30	$0.38
Diluted net income per share	$0.14	$0.29	$0.38
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2008, 2009 and 2010

	Common A		Series B Preferred		Common Stock		Stockholder's Receivable	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2008	11,922,519	$2,385	62,500	$19,896	—	$—	$(2,405)	$(3,357,677)	$(791,435)	$(4,129,236)
Repayment of receivable	—	—	—	—	—	—	2,405	—	—	2,405
Proceeds from issuance of shares	37,500	8	—	—	—	—	—	219,992	—	220,000
Vesting of restricted shares	290,833	58	—	—	—	—	—	183,358	—	183,416
Exercise of stock options	72,500	15	—	—	—	—	—	352,635	—	352,650
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—	—	—
Preferred Series B dividends	—	—	—	7,520	—	—	—	—	(7,520)	—
Preferred Series D dividends	—	—	—	—	—	—	—	—	(1,046,860)	(1,046,860)
Share compensation expense	—	—	—	—	—	—	—	626,994	—	626,994
Net income	—	—	—	—	—	—	—	—	2,875,556	2,875,556
Balance at December 31, 2008	12,323,352	2,466	62,500	27,416	—	—	—	(1,974,698)	1,029,741	(915,075)
Preferred Series B dividends	—	—	—	(27,404)	—	—	—	—	(5,751)	(33,155)
Preferred Series D dividends	—	—	—	—	—	—	—	—	(800,874)	(800,874)
Share compensation expense	—	—	—	—	—	—	—	521,764	—	521,764
Exercise of stock options	81,250	16	—	—	—	—	—	151,985	—	152,001
Vesting of restricted shares	157,500	32	—	—	275,000	28	—	3,928,690	—	3,928,750
Conversion of Preferred Series D					3,169,057	317	—	17,052,851	—	17,053,168
Conversion to Common Stock	(12,562,102)	(2,514)	(62,500)	(12)	12,624,602	1,262	—	1,264	—	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	112,636	—	112,636
Initial public offering proceeds	—	—	—	—	5,700,000	570	—	68,574,304	—	68,574,874
Net income	—	—	—	—	—		—	—	5,195,984	5,195,984
Balance at December 31, 2009	—	$—	—	$—	$21,768,659	$2,177	—	$88,368,796	$5,419,100	$93,790,073
Share compensation expense	—	—	—	—	—	—	—	592,372	—	592,372
Payment of costs related to initial public offering								(49,000)		(49,000)
Exercise of stock options	—	—	—	—	—	28	—	1,449,209	—	1,449,237
Tax benefit from exercise of stock options	—	—	—	—	275,191	—	—	790,693	—	790,693
Net income	—	—	—	—	—	—	—	—	8,404,638	8,404,638
Balance at Decmber 31, 2010	—	$—	—	$—	22,043,850	$2,205	$—	$91,152,070	$13,823,738	$104,978,013
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2009	2010
Operating activities
Net income	$2,875,556	$5,195,984	$8,404,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,925,768	(792,683)	3,074,654
Noncash stock compensation expense	626,994	521,764	592,372
Reduction in contingent consideration due to seller	—	(982,620)	(4,700,192)
Depreciation and amortization	3,230,803	4,990,919	6,926,118
Change in assets, net of acquisitions:
Accounts receivable	(9,740,390)	(16,540,665)	(15,353,802)
Taxes receivable	(780,474)	436,357	469,228
Prepaid expenses and other assets	(6,099,037)	(3,274,551)	(1,131,542)
Change in liabilities, net of acquisitions:
Accounts payable	6,426,213	6,351,831	10,425,014
Accrued expenses and other	3,251,023	(1,508,476)	(64,149)
Net cash provided by (used in) operating activities	1,716,456	(5,602,140)	8,642,339
Investing activities
Purchases of property and equipment	(4,710,764)	(4,273,593)	(6,214,413)
Payments for acquisitions, net of cash acquired	(389,794)	(7,226,281)	(8,623,613)
Net cash used in investing activities	(5,100,558)	(11,499,874)	(14,838,026)
Financing activities
Repayment of member receivable	2,405	—	—
Principal payments on capital lease obligations	(151,419)	(246,724)	(302,518)
Borrowings (payments) on credit line	5,000,000	(5,000,000)	—
Tax benefit of stock options exercised	—	112,636	790,693
Borrowings on subordinated debt from related party	—	7,500,000	—
Payments on subordinated debt from related party	—	(7,500,000)	—
Payment of costs associated with initial public offering	(1,721,847)	(2,676,430)	(327,265)
Repayments to related parties	(13,324)	—	—
Issuance of shares, net of issuance costs	572,650	152,001	1,449,237
Payment of dividends on preferred shares	—	(3,522,687)	—
Initial public offering proceeds	—	74,214,000	—
Net cash provided by financing activities	3,688,465	63,032,796	1,610,147
Increase (decrease) in cash and cash equivalents	304,363	45,930,782	(4,585,540)
Cash and cash equivalents, beginning of period	1,568,559	1,872,922	47,803,704
Cash and cash equivalents, end of period	$1,872,922	$47,803,704	$43,218,164
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$61,893	$741,844	$51,600
Cash paid for income taxes	774,525	125,000	581,014
Noncash investing activity
Issuance of common stock in connection with Mountain Logistics acquisition	—	3,850,000	—
Purchase of furniture and equipment with capital lease	467,155	353,385	—
Noncash financing activity
Vesting of restricted shares	183,416	78,750	—
Due to seller	—	7,252,661	8,633,770
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2009 and 2010

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

In October 2009, we completed an initial public offering of our shares of common stock. Upon the completion of our initial public offering, our common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Echo Global Logistics, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated statements of income include the results of entities or assets acquired from the effective date of the acquisition for accounting purposes.
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
Fair Value of Financial Instruments
As of December 31, 2009 and 2010, the carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and a line of credit, approximate their fair values due to their short term nature. The fair value of due to seller is determined based on the likelihood of contingent earn-out payments.
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
Revenue Recognition
In accordance with ASC Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company's obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs.
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
Segment Reporting
The Company applies the provisions of ASC Topic 280 Segment Reporting, which establishes accounting standards for segment reporting.
The Company's chief operating decision-maker assesses performance and makes resource allocation decisions for the business as a single operating segment, transportation and logistics service. Therefore, the Company has only one reportable segment in accordance with this guidance. The Company has provided all enterprise wide disclosures required by this guidance.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices 90 days past due are considered delinquent. The Company generally does not charge interest on past due amounts.
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
Internal Use Software
The Company has adopted the provisions of ASC Topic 350 Intangibles - Goodwill and Other. Accordingly, certain costs

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization expense for the years ended December 31, 2008, 2009 and 2010 was $1,765,729, $2,671,009 and $3,580,153 respectively. At December 31, 2009 and 2010, the net book value of internal use software costs was $4,543,744 and $6,044,079, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. This guidance also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of 6 years, 3 years and 3 years, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740 Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation of ASC Topic 740 Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the guidance. This guidance also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement that a tax position is required to meet before being recognized in the financial statements. The guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the guidance as of January 1, 2007.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of income. See Note 14—Stock-Based Compensation Plans for a description of the Company's accounting for stock-based compensation plans.
Contract Costs
Cost of contracts represents the incremental direct costs incurred related to the acquisition or origination of certain customer contracts. Costs capitalized are amortized over the life of the contracts.
Initial Public Offering Costs
Costs associated with the initial public offering were reclassed to additional paid-in-capital upon completion of the initial public offering in October of 2009. At the end of 2009, approximately $270,000 in costs that had been reclassed to additional paid-in-capital still had not been paid. These costs were paid in the first quarter of 2010 in addition to approximately $50,000 in costs that had not been accrued for as of December 31, 2009 but related to the initial public offering.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

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

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company is required to adopt this rule for the reporting period ended after June 15, 2011. The adoption of this rule will not have a material impact the Company's financial statements or other reporting.
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
In December 2010, the FASB issued ASU 2010-29 to amend ASC 805, Business Combinations. The ASU amends certain existing and adds additional pro forma disclosure requirements for public enterprises (as defined by Topic 805). The guidance in ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and must be applied on a prospective basis. The Company is currently evaluating the impact that adoption of this guidance may have on the Company's consolidated financial statements.

4. Acquisitions

Mountain Logistics Acquisition

For the years ended December 31, 2009 and December 31, 2010, the Company paid $350,000 and $1,850,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009. In addition, the Company recorded a $3.9 million increase in goodwill in 2009 related to the vesting of 275,000 common shares associated with the acquisition, as certain performance measures were met resulting in the vesting of the shares effective October 1, 2009.

Bestway Acquisition

For the years ended December 31, 2009 and December 31, 2010, the Company paid $101,100 in each period in contingent consideration related to this 2007 acquisition. The payment was recorded as additional goodwill , in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009.
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
Years Ended December 31, 2008, 2009 and 2010

The acquisition-date fair value of the consideration transferred totaled $9,226,511, which consisted of the following:

Fair value of consideration transferred
Cash	$5,384,069
Contingent consideration	3,842,442
Total	$9,226,511
 The contingent consideration arrangement requires the Company to pay an additional $6.5 million in cash if certain performance measures are achieved by or prior to May 31, 2012. The performance measures are based on both annual and cumulative targets of adjusted EBITDA. EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $3,842,442. Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation are recorded in selling, general and administrative expense. For the years ended December 31, 2009 and 2010, the Company recorded a reduction of $795,297 and $3,047,145, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to RDS' forecasted financial performance resulting in a liability due to seller of $3.1 million at December 31, 2009 and no liability at December 31, 2010. The reduction in contingent consideration is included in general administrative expenses in the consolidated income statement. The Company does not expect to make any of the total eligible contingent consideration payments due prior to May 31, 2012. The Company does not expect any total undiscounted contingent consideration payments to RDS. There were no other contingent liabilities assumed in the acquisition.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Accounts receivable	$3,314,551
Other assets	244,595
Goodwill	7,488,042
Customer relationships	2,820,000
Non-compete agreements	70,000
Internally developed software	170,000
Accounts payable	(4,007,612)
Other current liabilities	(873,065)
Net assets acquired	$9,226,511
 The Company recorded a change in the estimated fair values of the assets acquired and liabilities assumed to goodwill related to the finalization of the intangible valuation and adjustments to working capital. In 2009, goodwill of $7.5 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including expanding its presence in the flatbed, over-sized, auto-haul and other specific services as well as traditional dry van brokerage; adding more than 400 transactional clients, which expands its pipeline of clients to which the Company can market its transportation and supply chain management services. In addition, the Company gained approximately 1,500 new carriers that provide specialized transportation services to its existing clients. The amount of goodwill deductible for U.S. income tax purposes is $3.0 million, excluding future contingent consideration payments.
The customer relationships have a life of seven years and the non-compete agreements have a life of five years.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

The amounts of revenue and net income of RDS included in the Company's consolidated income statement from the acquisition date to the twelve months ended December 31, 2009 was $14,400,066 . The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the year ended December 31, 2009 as if the Company had acquired RDS as of January 1.

2009
Revenue	$271,645,130
Income from operations	6,448,280
Net income	5,248,883
Net income applicable to common shareholders	4,442,258
Basic earnings per share	$0.30
Diluted earnings per share	$0.29
Freight Management Inc.

Effective July 1, 2009, the Company acquired Freight Management Inc. (FMI), a non-asset based third-party logistics provider with offices in Buffalo, Minnesota, and the results of FMI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FMI for $1,391,250. An additional $2,080,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2012. As a result of the acquisition, the Company recorded $4,570,659 of goodwill, of which $3,310,219 related to the initial contingent consideration. The Company recorded a reduction of $187,323 to the contingent consideration liability for the year ended December 31, 2009. For the year ended December 31, 2010, the Company recorded an additional reduction of $1,375,574 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of FMI resulting in a liability due to seller of $1,437,323 at December 31, 2010.

Effective May 1, 2010, the terms of the original purchase agreement were amended to reduce the future cash consideration due and certain performance measures, which resulted in a reduction in the contingent consideration. For the year ended December 31, 2010, the Company agreed to pay FMI $310,000 based on the achievement of certain performance measures. The $310,000 award was offset by a $200,000 reduction of receivables acquired at the time of purchase, resulting in a net cash payment of $110,000. The total award was recorded as a reduction of the contingent consideration liability. The remaining reduction in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FMI to be between $1,600,000 and $2,000,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $1,800,000, excluding future contingent consideration payments.

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $728,056. An additional $2,080,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,947,161 of goodwill, of which $1,817,264 related to contingent consideration. For the year ended December 31, 2010, the Company recorded a reduction of $295,602 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DSI resulting in a liability due to seller of $1,521,662 at December 31, 2010. The change in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to DSI to be $2,080,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $740,000, excluding future contingent consideration payments.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $1,027,696. An additional $800,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,867 of goodwill, of which $785,248 related to contingent consideration. For the year ended December 31, 2010, the Company recorded a reduction of $87,799 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $697,449 at December 31, 2010. The decrease in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to RGA to be approximately $800,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $550,000, excluding future contingent consideration payments.

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Lubenow for $522,500. An additional $1,400,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,077,859 of goodwill, of which $994,780 related to contingent consideration. For the year ended December 31, 2010, the Company recorded a reduction of $12,456 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Lubenow resulting in a liability due to seller of $982,324 at December 31, 2010. The decrease in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to Lubenow to be approximately $1,400,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $400,000, excluding future contingent consideration payments.

Freight Lanes International Inc.

Effective September 1, 2010, the Company acquired Freight Lanes International Inc. (FLI), a non-asset based third-party logistics provider with offices in Bend, Oregon, and the results of FLI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FLI for $658,300. An additional $1,220,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to August 31, 2014. As a result of the acquisition, the Company recorded $1,002,036 of goodwill, of which $914,406 related to contingent consideration. For the year ended December 31, 2010, the Company recorded an increase of $30,796 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of FLI resulting in a liability due to seller of $945,202 at December 31, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FLI to be between $750,000 and $1,220,000. As of December 31, 2010, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $335,000, excluding future contingent consideration payments.
DNA Freight Inc.
Effective December 1, 2010, the Company acquired DNA Freight Inc. (DNA), a non-asset based third-party logistics provider with offices in San Francisco, California, and the results of DNA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DNA for $4,583,076. An additional $5,920,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company recorded $6,584,058 of goodwill, of which $4,122,071 related to contingent consideration. For the year ended December 31, 2010, the Company recorded an

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

increase of $87,588 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DNA resulting in a liability due to seller of $4,209,659 at December 31, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated income statement. The Company expects total undiscounted contingent consideration payments to FLI to be between $5,700,000 and $5,920,000. As of December 31, 2010, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,535,000, excluding future contingent consideration payments.

5. Fair Value Measurement
The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires enhanced disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $9.8 million.
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
The significant inputs used to derive the fair value due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55% with a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2010:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,674,436	$34,674,436	$—	$—
Liabilities:
Due to seller	$(9,793,619)	$—	$—	$(9,793,619)
The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2009	$—
Increase related to new acquisitions	(7,152,661)
Change in fair value	982,620
Balance at December 31, 2009	(6,170,041)
Increase related to new acquisitions	(8,633,770)
Change in fair value	4,700,192
Payment of contingent consideration	310,000
Balance at December 31, 2010	$(9,793,619)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

For the years ended December 31, 2009 and 2010, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchase of these businesses.
For the years ended December 31, 2009 and 2010, the Company recognized a benefit of $982,620 and $4,700,192 in selling, general, and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

6. Property and Equipment
Property and equipment at December 31, 2009 and 2010, consisted of the following:

	2009	2010
Computer equipment	$3,137,510	$4,450,322
Software, including internal use software	10,259,308	15,244,090
Furniture and fixtures	2,906,730	3,064,447
	16,303,548	22,758,859
Less accumulated depreciation	(8,149,807)	(13,120,059)
	$8,153,741	$9,638,800
Depreciation expense, including amortization of capitalized internal use software, was $2,522,514, $3,932,626 and $5,071,637for the years ended December 31, 2008, 2009 and 2010, respectively.

7. Intangibles and Other Assets
The following is a summary of goodwill as of December 31:

Balance as of January 1, 2009	2,291,694
Additional purchase price related to the purchase of Mountain Logistics, Inc.	4,200,000
Additional purchase price related to the purchase of Bestway, LLC	101,100
Goodwill acquired related to the purchase of RayTrans Distribution Services, Inc	7,488,042
Goodwill acquired related to the purchase of Freight Management, Inc.	4,570,660
Balance as of December 31, 2009	18,651,496
Additional purchase price related to the purchase of Mountain Logistics, Inc.	1,850,000
Additional purchase price related to the purchase of Bestway Solutions LLC	101,100
Goodwill related to the purchase of DSI	1,947,161
Goodwill related to the purchase of RGA	1,383,867
Goodwill related to the purchase of Lubenow	1,077,859
Goodwill related to the purchase of FLI	1,002,036
Goodwill related to the purchase of DNA	6,584,058
Balance as of December 31, 2010	$32,597,577

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

The following is a summary of amortizable intangible assets as of December 31, 2009 and December 31, 2010:

	2009	2010	Weighted- Average Life
Customer relationships	$6,441,808	$10,744,064	6.4 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	6,770,808	11,073,064	6.3 years
Less accumulated amortization	(2,243,765)	(4,098,246)
Intangible assets, net	$4,527,043	$6,974,818
Amortization expense related to intangible assets was $708,289, $1,058,293 and $1,854,481 for the years ended December 31, 2008, 2009 and 2010, respectively.
The estimated amortization expense for the next five years and thereafter is as follows:

2011	$2,361,989
2012	1,784,975
2013	1,110,138
2014	783,087
2015	589,900
Thereafter	344,729
$6,974,818

8. Accrued Expenses
The components of accrued expenses at December 31, 2009 and 2010 are as follows:

	2009	2010
Accrued compensation	$384,526	$489,736
Accrued rebates	943,446	1,412,715
Deferred rent	784,674	760,112
Other	945,456	736,057
Total accrued expenses	$3,058,102	$3,398,620

9. Line of Credit
In August 2009 the Company entered into a $20.0 million line of credit with JPMorgan Chase Bank, N.A., which was due to expire on July 31, 2010. In April 2010, the Company entered into an amended agreement with the bank, which provides for a $10.0 million line of credit and expires on July 31, 2011. The maximum amount outstanding under its line of credit cannot exceed 80% of the book value of the Company's eligible accounts receivable. The line of credit is secured by a lien on the business assets of the Company. The Company's line of credit contains limitations on its ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. The Company has discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2010, the Company was not in violation of these various covenants. No borrowings were outstanding as of December 31, 2009 and 2010.

10. Commitments and Contingencies
In April 2007, as amended August 2008, the Company entered into an operating lease agreement for an office facility. The lease agreement expires in November 2015, and has escalating base monthly rental payments ranging from $29,798 to $162,410, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

The Company has an option to renew this lease for an additional five-year term at a lease rate that is equal to the prevailing fair market value at that time.
Additionally, the Company entered into various capital leases for the acquisition of office furniture and equipment whereby it can purchase the underlying assets for a nominal amount at the end of the lease term. The cost of the furniture and equipment capitalized in conjunction with these capital leases was $1,234,163 as of December 31, 2009 and 2010. The related accumulated amortization of the furniture capitalized in conjunction with these capital leases was $319,163 and $548,204 as of December 31, 2009 and 2010, respectively. The related amortization expense is included in depreciation and amortization expense on the accompanying statements of operations.
During 2009 and 2010, the Company also assumed contractual operating and capital lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2017.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2008, 2009, and 2010, was $1,175,691, $2,261,395 and $2,449,653, respectively.
Future minimum annual rental payments, excluding immaterial sublease income, are as follows:

	Capital Leases	Operating Leases
2011	$293,486	$2,523,802
2012	150,633	2,303,263
2013	—	2,134,143
2014	—	1,791,313
2015	—	1,382,985
Thereafter	—	—
	444,119	10,135,506
Less amounts representing interest expense	(23,280)	—
	$420,839	$10,135,506

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
Effective January 1, 2007, the Company adopted the provisions of ASC Topic 740 (previously FIN 48), a summary of which is provided in Note 2. The Company did not have any unrecognized tax benefits at adoption and, therefore, there was no effect on the Company's financial condition or results of operations as a result of implementing the guidance. In addition, there were no increases or decreases for the years ended December 31, 2007 and 2008. For the years ended December 31, 2009 and 2010, the Company recognized an increase of $72,856 and $19,991 in unrecognized tax benefits, respectively. This was included in deferred tax liabilities as of December 31, 2009 and 2010. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits nor did the Company record any interest or penalties during 2008, 2009 and 2010.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2010 annual reporting period:

	2009	2010
Balance at January 1	$—	$72,856
Gross increases — current period tax positions	72,856	19,991
Balance at December 31	$72,856	$92,847
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2009 and December 31, 2010, respectively, would affect the effective tax rate. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010 which remain subject to examination by major tax jurisdictions.
The provision for income taxes consists of the following components for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Current:
Federal	$—	$115,645	$1,374,945
State	—	80,915	181,103
Total current	—	196,560	1,556,048
Deferred:
Federal	1,599,198	(539,000)	2,928,981
State	326,570	(268,104)	280,134
Total deferred	1,925,768	(807,104)	3,209,115
Income tax expense (benefit)	$1,925,768	$(610,544)	$4,765,163
The provision for income taxes for the years ended December 31, 2008, 2009 and 2010, differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income because of the effect of the following items:

	2008	2009	2010
Tax expense at U.S. federal income tax rate	$1,632,451	$1,559,050	$4,478,741
State income taxes, net of federal income tax effect	230,824	98,168	263,123
Nondeductible expenses and other	85,419	73,573	100,694
Effect of state rate change on deferred items	(20,140)	50,730	(1,327)
Deferred tax asset valuation allowance	—	(1,964,642)	—
Research and development credit	—	(487,466)	—
Unrecognized tax benefits reassessment	—	72,856	19,991
Provision to return adjustments	(2,786)	(12,813)	(96,059)
	$1,925,768	$(610,544)	$4,765,163

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

At December 31, 2009 and 2010, the Company's deferred tax assets and liabilities consisted of the following:

	2009	2010
Current deferred tax assets:
Reserves and allowances	$896,357	$1,537,128
Total current deferred tax assets	896,357	1,537,128
Noncurrent deferred tax assets:
Intangible assets	2,753,729	900,671
Stock options	420,175	556,068
Research and development credit	414,609	59,387
Net operating loss carryforward	531,269	15,786
Total noncurrent deferred tax assets	4,119,782	1,531,912
Total deferred tax assets	5,016,139	3,069,040
Less valuation allowance for deferred tax assets	—	—
Total deferred tax assets, net of valuation allowances	5,016,139	3,069,040
Total current deferred tax liability:
Prepaid and other expenses	2,790,561	3,325,291
Noncurrent deferred tax liabilities:
Fixed assets	1,885,818	2,478,643
Total deferred tax liabilities	4,676,379	5,803,934
Net deferred tax asset (liability)	$339,760	$(2,734,894)
As of December 31, 2010, the Company has a state net operating loss carryforward of $325,000 that expires between 2019 and 2021.

12. Stockholders' Equity (Deficit)
Series A Common Stock
The Company had authorized 17,500,000 of Series A common shares, of which 12,323,352 were issued and outstanding at December 31, 2008. As of December 31, 2009 and 2010 the Company had no shares of Series A Common Stock issued or outstanding.
In June 2006, the Company issued 3,129,496 Series D preferred shares for $5.56 per share and used a portion of the proceeds to redeem 1,690,648 shares of Series A common stock for $9.4 million. The 1,690,648 shares were redeemed from the following entities and individuals: (a) Polygal Row, LLC, which is an investment vehicle that was created during the formation of the Company; at the time of the redemption, two of its members served on the Company's Board of Directors and the other members had no affiliation with the Company; (b) Frog Ventures, LLC, which is an investment vehicle that is majority-owned by Kimberly Keywell, the wife of Bradley A. Keywell, one of the Company's founders (Mrs. Keywell is not affiliated with the Company other than through her ownership and her husband); (c) Echo Global Logistics Series C Investment Partners, LLC, an investment vehicle formed to purchase the Company's Series C preferred stock; at the time of the redemption, two of its members served on the Company's Board of Directors and the other members had no affiliation with the Company; and (d) two employees who owned stock in the Company at the time of the redemption.
The terms and conditions relating to the issuance of the Series D preferred stock and related redemption transactions were determined through arm's-length negotiations among the Series D preferred investors, the holders of a majority of the Series A common units, and the Company. As part of the arm's-length negotiations, the parties agreed that $9.4 million of the Series D investment would be used to redeem shares of Series A common stock on a pro rata basis excluding shares held by affiliates of the Nazarian family, who invested in the Series D preferred stock, and InnerWorkings, Inc., an investor that was in the midst of its initial public offering. The parties also agreed on the ownership percentages that the shares of Series D preferred stock and Series A common stock, each as a class, would represent in the Company on a post-transaction basis. This percentage interest was the key factor in determining the redemption price. To arrive at the appropriate ownership percentage for the holders of Series A common stock, it was agreed that $9.4 million of the Series D investment would redeem 1,690,648 shares of Series A common stock at a redemption price of $5.56 per share. A redemption price of more or less than $5.56 per share would have resulted in the holders of Series A common stock, as a class, owning a larger or smaller percentage of the Company, on a post-

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

transaction basis, than was agreed to in the arm's-length negotiations relating to the Series D investment.
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
No compensation expense was recorded in accordance with ASC Topic 740 Income Taxes, as the redemption was a negotiated transaction and was not for services rendered by or on behalf of the Company. There was no service requirement in connection with the redemption.
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
The Series B preferred shares could be automatically converted into Series A common shares: (i) in the event that holders of at least 80% of the outstanding shares of Series B preferred stock consented to a conversion, or (ii) upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the Company's account, or (iii) upon a merger, acquisition, sale of voting control, or a sale of substantially all of the assets of the Company in which shareholders of the Company do not own the majority of the outstanding shares of the surviving corporation where the aggregate proceeds payable to holders of Series D preferred stock equal a per-share price not less than two times the original purchase price of the Series D preferred stock.
The number of shares of Series A common stock to which a Series B preferred stock holder was entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 1.0) by the number of Series B preferred shares to be converted. The conversion rate for the Series B preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to prevent dilution on a weighted-average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2008, 62,500 Series A common shares would have been required to be issued upon the conversion of all of the issued and outstanding shares of Series B preferred stock.
In determining the appropriate accounting for the conversion feature for the Series B preferred stock, the Company first evaluated the host instrument (i.e., the Series B preferred stock) using the guidance provided by ASC Topic 815-10 Derivatives and Hedging, to determine whether the Series B preferred stock is considered to be a debt or equity host instrument. In connection with this evaluation, the Company considered the economic characteristics and risks of the host instrument based on all stated or implied substantive terms to assess whether the instrument is deemed more like equity or debt. The Company performed a detailed analysis of the features of the Series B preferred stock, including redemption features, dividend rights, voting rights, protective covenants, and conversion rights. As a result of its analysis, the Company determined that the Series B preferred stock instrument is deemed to be more akin to an equity instrument. Accordingly, the conversion feature is clearly and closely related to the Series B preferred stock host instrument, and the conversion feature is not within the scope of ASC Topic 815 Derivatives and Hedging.
Additionally, the Company evaluated provisions of ASC Topic 470- 20 Debt Conversion and Other Options, to determine if the conversion feature in the Series B preferred stock instrument was considered to be a "beneficial conversion feature" in accordance with the guidance. The conversion feature did not have any intrinsic value at the commitment date (i.e., the date of the agreements) as the conversion rate is equal to or in excess of the fair value of the common stock. As a result, the conversion feature is not considered a beneficial conversion feature within the scope of either guidance.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

As of September 24, 2009, immediately following the reverse stock split (see Note 2), the 62,500 shares of Series B Preferred Stock were converted to 62,500 shares of newly issued common stock. Accrued dividends of $33,155 were paid on October 7, 2009, the closing date of the initial public offering.
Series D Preferred Shares
In June 2006, the Company entered into an agreement with New Enterprise Associates 12, Limited Partnership (NEA) and affiliates of the Nazarian family whereby NEA and affiliates of the Nazarian family agreed to purchase 3,129,496 shares of the Company's Series D preferred stock for $17.4 million, or $5.56 per share, which resulted in proceeds received by the Company of $17,053,169, net of issuance costs. All of the shares were outstanding at December 31, 2008.
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
The Series D preferred stock could be automatically converted into Series A common stock: (i) in the event that holders of at least a majority of the outstanding shares of Series D preferred stock consent to a conversion, or (ii) upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the Company's account on the following conditions: (a) at a per-share price not less than two times the original purchase price of the Series D preferred stock, and (b) for a total offering not less than $25 million (before deduction of underwriters' commission and expenses), or (iii) upon a merger, acquisition, sale of voting control, or a sale of substantially all of the assets of the Company in which shareholders of the Company do not own the majority of the outstanding shares of the surviving corporation where the aggregate proceeds payable to holders of Series D preferred shares equals a per-share price not less than two times the original purchase price of the Series D preferred stock. The number of shares of Series A common stock to which a Series D preferred stockholder is entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect by the number of Series D preferred shares to be converted. The conversion rate for the Series D preferred shares is subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price is subject to adjustment to prevent dilution on a weighted-average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then-effective conversion price.
As of December 31, 2008, 3,129,496 Series A common shares would have been required to be issued upon the conversion of all of the issued and outstanding shares of Series D preferred stock.
In determining the appropriate accounting for the conversion feature for the Series D preferred stock, the Company first evaluated the host instrument (i.e., the Series D preferred stock) using the guidance provided by ASC Topic 815-10 Derivatives and Hedging, to determine whether the Series D preferred stock is considered to be a debt or equity host instrument. In connection with this evaluation, the Company considered the economic characteristics and risks of the host instrument based on

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

all stated or implied substantive terms to assess whether the instrument is deemed more like equity or debt. The Company performed a detailed analysis of the features of the Series D preferred stock, including redemption features, dividend rights, voting rights, protective covenants, and conversion rights. As a result of its analysis, the Company determined that the Series D preferred stock instrument is deemed to be more akin to an equity instrument. Accordingly, the conversion feature is clearly and closely related to the Series D preferred stock host instrument, and the conversion feature is not within the scope of ASC Topic 815 Derivatives and Hedging.
 Additionally, the Company evaluated provisions of ASC Topic 470- 20 Debt Conversion and Other Options, to determine if the conversion feature in the Series D preferred stock instrument is considered to be a "beneficial conversion feature" in accordance with the guidance. The conversion feature did not have any intrinsic value at the commitment date (i.e., the date of the agreements) as the conversion rate is equal to or in excess of the fair value of the common stock. As a result, the conversion feature is not considered a beneficial conversion feature within the scope of the guidance.
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
As of December 31 2008, the total number of these shares that had vested was 547,500. Upon vesting, the shares are classified as outstanding shares and reflected on the statement of stockholders' equity (deficit). Prior to vesting, the payment received for the portion of shares that is unvested is classified as a current liability on the balance sheets. As of December 31, 2008, amounts due to stockholders holding unvested Series A common stock totaled was $78,750. There were no unvested common stock shares as of December 31, 2009.
Initial Public Offering
In October 2009, the Company completed an initial public offering of shares of its common stock. The Company offered and sold 5,700,000 shares of common stock at a price to the public of $14.00 per share. All 5,700,000 shares were sold by the Company. The net proceeds to the Company from the initial public offering were $68.6 million, which, in part, the Company used for dividend payments to certain shareholders, and to repay outstanding indebtedness under its line of credit and loan agreement with certain existing shareholders.

13. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 3,191,996 of Series B and D preferred shares were excluded from the calculation for the year ended December 31 , 2008 as they were anti-dilutive. The Series B and Series D preferred shares converted to common stock effective September 24, 2009 (see Note 12). Employee stock options totaling 442,700, 51,500 and 119,500 for 2008, 2009 and 2010 respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2009 and 2010 are as follows:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net income	$2,875,556	$5,195,984	$8,404,638
Preferred stock dividends	(1,054,380)	(806,625)	—
Net income applicable to common shareholders	$1,821,176	$4,389,359	$8,404,638
Denominator:
Denominator for basic earnings per share—weighted-average shares	12,172,716	14,702,760	21,863,045
Effect of dilutive securities:
Employee stock options	644,298	386,233	376,322
Denominator for dilutive earnings per share	12,817,014	15,088,993	22,239,367
Basic net income per common share	$0.15	$0.30	$0.38
Diluted net income per common share	$0.14	$0.29	$0.38

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan (The Plan). Upon adoption, the 2005 Stock Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Outstanding awards under the Stock Option Plan are now subject to the Stock Incentive Plan and no additional awards may be made under the Stock Option Plan on or after the effective date of the Stock Incentive Plan. A total of 1,400,000 shares of common stock have been reserved for issuance under the Plan. The plan is administered by the Board of Directors who determine the exercise price of options, the number of options to be issued, and the vesting period. As specified in the Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant.
Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $626,944, $521,764 and $592,372 in compensation expense with corresponding tax benefits of $244,527, $203,488 and $231,025for the years ended December 31, 2008, 2009 and 2010, respectively.

The following assumptions were utilized in the valuation for options granted in 2008, 2009 and 2010:

	2008	2009	2010
Dividend yield	—	—	—
Risk-free interest rate	1.16% - 3.62%	2.28% - 3.39%	1.77% - 3.05%
Weighted-average expected life	6.3 years	7.1 years	7.4 years
Volatility	33.5%	33.5%	36%
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,332,750	$4.80	9.0	$5,324,700
Granted	385,200	11.26
Exercised	(72,500)	5.46		$495,750
Forfeited or canceled	(151,250)	4.44
Outstanding at December 31, 2008	1,494,200	6.32	8.3	$764,292
Granted	292,850	8.49
Exercised	(81,250)	1.87		$511,750
Forfeited or canceled	(42,900)	9.44
Outstanding at December 31, 2009	1,662,900	6.84	7.9	$9,721,099
Granted	545,000	11.56
Exercised	(275,191)	5.23		$1,872,797
Forfeited or canceled	(288,236)	10.11
Outstanding at December 31, 2010	1,644,473	$8.10	7.9	$7,383,305
Options vested and exercisable at December 31, 2010	960,747	$6.05	8.2	$5,840,320
The following table provides information about stock options granted and vested in the years ended December 31:

	2008	2009	2010
Options granted:
Range of exercise prices per share of options granted	$ 10.18 - 20.00	$ 6.84 - 14.06	$ 11.31 - 13.00
Options vested/exercisable:
Grant date fair value of options vested	$1,538,526	$3,361,447	$1,703,505
Aggregate intrinsic value of options vested and exercisable at end of period	$1,872,282	$5,514,067	$5,840,320
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2008, 2009 and 2010, respectively. These amounts change based on the fair market value of the Company's stock, which was $6.84, $12.69 and $12.04, on the last business day of the years ended December 31, 2008, 2009 and 2010, respectively. The weighted-average grant-date fair market value for 2010 option grants was $4.99.
Determining the fair value of the Company's common stock prior to the initial public offering requires making complex and subjective judgments. The discounted cash flow method values the business by discounting future available cash flows to present value at an approximate rate of return. The cash flows are determined using forecasts of revenue, net income, and debt-free future cash flow. The Company's revenue forecasts for the first three quarters of 2008 were based on expected annual growth rates ranging from 20% to 75%. In light of the significant changes in the economic environment during the fourth quarter of 2008 and the first six months of 2009, the Company's revenue forecasts for the fourth quarter of 2008 and the first six months of 2009 were based on expected annual growth rates ranging from 15% to 38%. The assumptions underlying the forecasts were consistent with the Company's business plan. The Company applied a discount rate of 20% in 2008 and the first six months of 2009 to calculate the present value of its future available cash flows, which was determined by the Company through utilization of the Capital Asset Pricing Model for companies in the "expansion" stage of development. Through the first half of 2009, the Company also applied a 5% lack of marketability discount to its enterprise value, which took into account that investments in private companies are less liquid than similar investments in public companies. The resulting value was allocated to the Company's common stock outstanding. There is inherent uncertainty in all of these estimates.
There was $1,664,001 and $1,726,168 of total unrecognized compensation costs related to the stock-based compensation

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

granted under the plans as of December 31, 2009 and 2010, respectively. This cost is expected to be recognized over a weighted-average period of 3.6 years.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2008, 2009 and 2010, the Company did not make any contributions to the plan.

16. Significant Customer Concentration
For the years ended December 31, 2008, 2009 and 2010 revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of December 31, 2010, InnerWorkings owned 355,865 shares of the Company's common stock, or 1.6% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,700,001, $4,199,204 and $6,828,067 for the years ended December 31, 2008, 2009 and 2010, respectively. The Company also has a rebate program in place with Innerworkings in association with the transportation and logistics services provided to them. In addition, Innerworkings provides print and procurement services to the Company.

As of December 31, 2009 and December 31, 2010, the Company had a net receivable due from InnerWorkings of $1,168,538 and $941,669, respectively. The Company had accounts payable of $184,803 due to Innerworkings as of December 31, 2010. Approximately $100,000 of the liability payable to Innerworkings was related to a sublease between Echo and Innerworkings for office space. The agreement was entered into on April 1, 2010 and can be cancelled at any time with 6 month written notice. The Company had no accounts payables due to InnerWorkings as of December 31, 2009.

During 2009, one of the Company's stockholders who is a director of the Company became a director of Manpower Inc., a publicly-traded company that serves the employment services industry. The Company provided transportation and logistics services to Manpower and recognized revenue of $37,144 and $192,696 for the years ended December 31, 2009 and 2010, respectively. The Company did not recognize any revenue during 2008. As of December 31, 2009 and 2010, the Company had a net receivable due from Manpower of $7,883 and $23,729, respectively.

During 2010, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

In January 2009, the Company entered into an Independent Contract Referral Services Agreement with Holden Ventures, LLC. Under the terms of the agreement, the Company will pay Holden Ventures 10% of the gross margin, or the actual payments received minus actual expenses that the Company receives from clients referred by Holden Ventures. This agreement may be terminated by either party upon 15 days written notice and prohibits Holden Ventures from competing with the Company's business and soliciting its clients and employees for one year following the termination of the agreement. For the years ended December 31, 2009 and 2010, no payments have been made to Holden Ventures under the terms of this agreement.

The Company subleases a portion of its office space to Groupon, LLC (Groupon), a web-based collective buying power organization whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009, and was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. For the years ended December 31, 2009 and 2010, the Company received sublease rental income of $65,575 and $208,402. The Company had no amounts due to or from Groupon as of December 31, 2009 and December 31, 2010.
In June 2009, the Company entered into a $7.5 million loan agreement with EGL Mezzanine LLC, members of which

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2008, 2009 and 2010

include certain of the Company's directors, officers and stockholders. Interest and principal on the loan was payable monthly at an interest rate equal to 13%, with a maturity date of June 2012. A portion of the funds were used for the acquisition of RDS. The loan was paid off in its entirety on October 7, 2009, with an early termination interest payment of approximately $300,000.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Revenue	$49,063,748	$60,290,183	$70,167,741	$80,038,986
Net revenue	11,013,802	13,239,732	15,442,802	15,971,360
Net income	27,536	691,710	1,298,635	3,178,103
Net income (loss) applicable to common stockholders	(237,498)	429,557	1,033,622	3,163,678
Net income per share:
Basic	$(0.02)	$0.03	$0.08	$0.15
Diluted	$(0.02)	$0.03	$0.08	$0.15
	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$89,104,024	$109,904,864	$113,532,992	$113,832,095
Net revenue	17,044,537	20,048,790	21,466,389	22,605,684
Net income	1,235,971	1,926,033	2,595,155	2,647,479
Net income applicable to common stockholders	1,235,971	1,926,033	2,595,155	2,647,479
Net income per share:
Basic	$0.06	$0.09	$0.12	$0.12
Diluted	$0.06	$0.09	$0.12	$0.12
____________________

(1)	The Company acquired RayTrans Distribution Services, Inc. in June 2009 and the financial results of this acquisition are included in the consolidated financial statements beginning June 1, 2009.

(2)	The Company acquired Freight Management Inc, LLC in July 2009 and the financial results of this acquisition are included in the consolidated financial statements beginning July 1, 2009.

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

In October 2010, the Company filed a lawsuit against one of its former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of December 31, 2010 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against the Company alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim. As a result, no amounts have been recorded in the consolidated financial statements for this claim.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial position or results of operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2008	2009	2010
Allowance for doubtful accounts:
Balance at beginning of year	$430,150	$688,197	$1,323,916
Provision, charged to expense	585,000	970,761	2,388,059
Write-offs, less recoveries	(326,953)	(335,042)	(925,199)
Balance at end of year	688,197	1,323,916	2,786,776
Income tax valuation allowance:
Balance at beginning of year	1,964,642	1,964,642	—
Release of valuation allowance recorded in connection with impact of tax basis intangible	—	(1,964,642)	—
Balance at end of year	1,964,642	—	—

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
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2010. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
Plan Category

	Number of Securities to be(a) Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by secruity holders(1)	1,644,473	$8.10	1,143,236	(2)
Equity compensation plans not approved by secruity holders(3)	—	—	—
Total	1,644,473	$8.10	—
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan

(3)	There are no equity compensation plans in place not approved by our stockholders
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

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
Douglas R. Waggoner Chief Executive Officer
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Douglas R. Waggoner and David B. Menzel, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Director	March 11, 2011
Douglas R. Waggoner

/s/ DAVID B. MENZEL	Chief Financial Officer (principal accounting and financial officer)	March 11, 2011
David B. Menzel

/s/ SAMUEL K. SKINNER	Chairman of the Board	March 11, 2011
Samuel K. Skinner

/s/ JOHN R. WALTER	Director	March 11, 2011
John R. Walter

/s/ JOHN F. SANDNER	Director	March 11, 2011
John F. Sandner

/s/ PETER J. BARRIS	Director	March 11, 2011
Peter J. Barris

/s/ ANTHONY R. BOBULINSKI	Director	March 11, 2011
Anthony R. Bobulinski

/s/ ERIC P. LEFKOFSKY	Director	March 11, 2011
Eric P. Lefkofsky

/s/ BRADLEY A. KEYWELL	Director	March 11, 2011
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	March 11, 2011
Matthew W. Ferguson

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Investor Rights Agreement effective as of June 7, 2006 by and among Echo Global Logistics, Inc. and certain investors set forth therein.

4.3	(1)	Waiver of Investor Rights, dated as of July 24, 2009, by and among Echo Global Logistics, Inc. and certain investors set forth therein.

4.4	(1)	Form of Recapitalization Agreement.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(1)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(1)†	Employment Agreement, dated as of April 7, 2008, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(1)†	Employment Agreement, dated as of March 1, 2005, by and between Echo Global Logistics, Inc. and Vip Sandhir.

10.7	(1)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and Orazio Buzza.

10.8	(1)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and David Rowe.

10.9	(1)	Confidential Separation Agreement by and between Echo Global Logistics, Inc. and Scott P. Pettit.

10.10	(1)	Irrevocable Proxy Agreement dated March 31, 2008 by and between Echo Global Logistics, Inc. and Scott P. Pettit.

10.11	(1)	Form of Indemnification Agreement.

10.12	(1)	Asset Purchase Agreement dated June 2, 2009 by and among Echo/RT Holdings, LLC, RayTrans Distribution Services, Inc., RayTrans Holdings, Inc. and James A. Ray.

10.13	(1)	Amended and Restated Loan and Security Agreement, dated August 26, 2009, by and between Echo Global Logistics, Inc. and EGL Mezzanine LLC.

10.14	(1)
Amended and Restated Credit Agreement, dated August 26, 2009, by and between Echo Global Logistics, Inc. and JPMorgan Chase Bank, N.A., as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2009.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

†    Management contract or compensatory plan or arrangement of the Company.
*    Filed here with.