Form 10-Q
period 2011-03-31
Echo Global Logistics, Inc.
filed 2011-05-05
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

        As of May 4, 2011, the Registrant had 22,130,483 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2011
REVENUE	$89,104,024	$129,445,571

COSTS AND EXPENSES:
Transportation costs	$72,059,487	$103,919,616
Selling, general, and administrative expenses	13,335,117	19,989,273
Depreciation and amortization	1,682,586	1,948,054
INCOME FROM OPERATIONS	2,026,834	3,588,628
Interest income	12,463	32,999
Interest expense	(22,842)	(5,696)
Other, net	(39,337)	(63,641)
OTHER EXPENSE	(49,716)	(36,338)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,977,118	3,552,290
INCOME TAX EXPENSE	(741,147)	(1,310,891)
NET INCOME	1,235,971	2,241,399
Basic net income per share	$0.06	$0.10
Diluted net income per share	$0.06	$0.10
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31, 2010	March 31, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,218,164	$43,198,262
Accounts receivable, net of allowance for doubtful accounts of $2,786,776 and $2,839,938, respectively	60,862,012	71,239,058
Income taxes receivable	—	370,534
Prepaid expenses	7,518,334	6,801,876
Other current assets	396,613	310,971
Total current assets	111,995,123	121,920,701
Property and equipment, net	9,638,800	10,086,252
Intangible assets:
Goodwill	32,597,577	35,888,356
Intangible assets, net of accumulated amortization of $4,098,246 and $4,715,510, respectively	6,974,818	6,784,004
Other assets	341,863	316,863
Total assets	$161,548,181	$174,996,176
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$40,097,083	$48,866,909
Current maturities of capital lease obligations	274,282	249,375
Due to seller-short term	2,720,517	2,649,926
Accrued expenses	3,398,620	3,568,195
Income tax payable	125,111	—
Deferred income taxes	1,788,286	1,768,070
Total current liabilities	48,403,899	57,102,475
Due to seller-long term	7,073,102	8,350,993
Deferred income taxes	946,608	1,354,287
Capital lease obligations, net of current maturities	146,559	92,390
Total liabilities	56,570,168	66,900,145
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,043,850 and 22,115,887 shares were issued and outstanding at December 31, 2010 and March 31, 2011, respectively	2,205	2,212
Additional paid-in capital	91,152,070	92,028,682
Retained earnings	13,823,738	16,065,137
Total stockholders' equity	104,978,013	108,096,031
Total liabilities and stockholders' equity	$161,548,181	$174,996,176
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Operating activities
Net income	$1,235,971	$2,241,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	721,122	387,463
Noncash stock compensation expense	207,918	251,795
Reduction in contingent consideration due to seller	(1,264,798)	(108,684)
Depreciation and amortization	1,682,586	1,948,054
Change in assets, net of acquisitions:
Accounts receivable	(5,574,680)	(8,901,884)
Taxes receivable / payable	—	(495,645)
Prepaid expenses and other assets	(842,004)	827,100
Change in liabilities, net of acquisitions:
Accounts payable	2,978,168	7,160,139
Accrued expenses and other	(660,984)	(784,128)
Net cash provided by (used in) operating activities	(1,516,701)	2,525,609
Investing activities
Purchases of property and equipment	(1,574,746)	(1,778,242)
Payments for acquisitions, net of cash aquired	(2,605,752)	(1,113,017)
Net cash used in investing activities	(4,180,498)	(2,891,259)
Financing activities
Principal payments on capital lease obligations	(73,612)	(79,076)
Tax benefit of stock options exercised	—	47,074
Payment of contingent consideration	—	(200,000)
Payment of costs associated with initial public offering	(278,267)	—
Issuance of shares, net of issuance costs	17,790	577,750
Net cash provided by (used in) financing activities	(334,089)	345,748
Decrease in cash and cash equivalents	(6,031,288)	(19,902)
Cash and cash equivalents, beginning of period	47,803,704	43,218,164
Cash and cash equivalents, end of period	$41,772,416	$43,198,262
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$22,842	$6,750
Cash paid for income taxes	18,396	1,372,000
Non-cash financing activity
Due to seller	2,602,511	1,515,984
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2010	22,043,850	$2,205	$91,152,070	$13,823,738	$104,978,013

Share compensation expense	—	—	251,795	—	251,795
Exercise of stock options	72,037	7	577,743	—	577,750
Tax benefit from exercise of stock options	—	—	47,074	—	47,074
Net income	—	—	—	2,241,399	2,241,399
Balance at March 31, 2011	22,115,887	$2,212	$92,028,682	$16,065,137	$108,096,031

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results expected for the full year of 2011. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

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

2. New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of did not have a material impact on the Company's consolidated financial statements.
In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company is required to adopt this rule for the reporting period ended after June 15, 2011. The adoption of this rule will not have a material impact on the Company's consolidated financial statements.
In January 2010, the FASB issued ASC 820, Fair Value Measurements and Disclosures. This guidance improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

3. Acquisitions

Mountain Logistics Acquisition

Effective May 1, 2007, the Company acquired Mountain Logistics, Inc., a non-asset based third-party logistics provider with offices in Park City, Utah and Los Angeles, California. For the year ended December 31, 2010 and three month period ended March 31, 2011, the Company paid $1,850,000 and $250,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2010 and March 31, 2011, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009.

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $728,056. An additional $2,080,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,947,161 of goodwill, of which $1,817,264 related to contingent consideration. For the three month periods ended March 31, 2010 and 2011, the Company recorded a decrease of $9,208 and an increase of $103,149, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of DSI, resulting in a liability due to seller of $1,624,810 at March 31, 2011. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to DSI to be approximately $2,100,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $740,000, excluding future contingent consideration payments.

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $1,027,696. At the time of the acquisition, an additional $1,000,000 in cash consideration may have become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,867 of goodwill, of which $785,248 is related to contingent consideration. In January 2011, the Company paid RGA $200,000 as certain performance measures of the purchase agreement has been met as of December 31, 2010. This payment reduced the contingent consideration liability. For the three month periods ended March 31, 2010 and 2011, the Company recorded an increase of $22,566 and $14,295, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $511,744 at March 31, 2011. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to RGA to be $600,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $550,000, excluding future contingent consideration payments.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Lubenow for $522,500. An additional $1,400,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,077,859 of goodwill, of which $994,780 is related to contingent consideration. For the three month period ended March 31, 2011, the Company recorded a decrease of $91,255 to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Lubenow, resulting in a liability due to seller of $891,069 at March 31, 2011. The decrease in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Lubenow to be approximately $1,100,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $400,000, excluding future contingent consideration payments.

Freight Lanes International Inc.

Effective September 1, 2010, the Company acquired Freight Lanes International Inc. (FLI), a non-asset based third-party logistics provider with offices in Bend, Oregon, and the results of FLI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FLI for $658,300. An additional $1,220,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to August 31, 2014. As a result of the acquisition, the Company recorded $1,033,436 of goodwill, of which $914,406 is related to contingent consideration. For the three month period ended March 31, 2011, the Company recorded a decrease of $376,631 to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of FLI, resulting in a liability due to seller of $568,571 at March 31, 2011. The decrease in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to FLI to be between $700,000 and $900,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $335,000, excluding future contingent consideration payments.

DNA Freight Inc.

Effective December 1, 2010, the Company acquired DNA Freight Inc. (DNA), a non-asset based third-party logistics provider with offices in San Francisco, California, and the results of DNA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DNA for $4,583,076. An additional $5,920,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company recorded $7,411,059 of goodwill, of which $4,122,071 is related to contingent consideration. For the three month period ended March 31, 2011, the Company recorded a decrease of $62,350 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DNA, resulting in a liability due to seller of $4,147,310 at March 31, 2011. The decrease in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to DNA to be between $5,400,000 and $5,900,000. As of March 31, 2011, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,850,000, excluding future contingent consideration payments.

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC. (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768. An additional $1,750,000 in cash consideration may become payable upon achievement

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. For the three month period ended March 31, 2011, the Company recorded an increase of $22,246 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,538,230 at March 31, 2011. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,750,000. As of March 31, 2011, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $840,000, excluding future contingent consideration payments.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $11.0 million.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55%, with a discount rate of 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2011:

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$33,437,847	$33,437,847	$—	$—
Liabilities:
Due to seller	$(11,000,919)	$—	$—	$(11,000,919)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$(9,793,619)
Increase related to new acquisitions	(1,515,984)
Change in fair value	108,684
Payment of contingent consideration	200,000
Balance at March 31, 2011	$(11,000,919)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

For the three month period ended March 31, 2011, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of FMI, DSI, RGA, Lubenow, FLI, DNA and Nationwide. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the three month periods ended March 31, 2010 and 2011, the Company recognized a benefit of $1,264,798 and$108,684, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

5. Intangible Assets

The following is a rollforward of goodwill from December 31, 2010 to March 31, 2011:

Balance as of December 31, 2010	$32,597,577
Additional purchase price related to the purchase of Mountain Logistics, Inc.	250,000
Additional goodwill acquired related to the purchase of FLI	31,400
Additional goodwill acquired related to the purchase of DNA	827,001
Goodwill acquired related to the purchase of Nationwide	2,182,378
Balance as of March 31, 2011	$35,888,356

The following is a summary of amortizable intangible assets as of December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011	Weighted- Average Life
Customer relationships	$10,744,064	$11,170,514	6.4 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	11,073,064	11,499,514	6.3 years
Less accumulated amortization	(4,098,246)	(4,715,510)
Intangible assets, net	$6,974,818	$6,784,004

Amortization expense related to intangible assets was $418,612 and $617,264 for the three months ended March 31, 2010 and 2011, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2011	$1,851,792
2012	1,881,335
2013	1,198,361
2014	839,881
2015	624,999
Thereafter	387,636
$6,784,004

6. Accrued Expenses

The components of accrued expenses at December 31, 2010 and March 31, 2011 are as follows:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

	December 31, 2010	March 31, 2011
Accrued compensation	$489,736	$511,487
Accrued rebates	1,412,715	1,331,300
Deferred rent	760,112	739,792
Other	736,057	985,616
Total accrued expenses	$3,398,620	$3,568,195

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Income before provision for income taxes	$1,977,118	$3,552,290
Income tax expense	(741,147)	(1,310,891)
Effective tax rate	37.5%	36.9%

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Employee stock options totaling 86,500 and 119,500 for the three month periods ended March 31, 2010 and 2011, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the three month periods ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,
	2010	2011
Numerator:
Net income	$1,235,971	$2,241,399
Denominator:
Denominator for basic earnings per share-weighted-average shares	21,768,661	22,088,860
Effect of dilutive securities:
Employee stock options	401,895	439,990
Denominator for dilutive earnings per share	22,170,556	22,528,850
Basic net income per common share	$0.06	$0.10
Diluted net income per common share	$0.06	$0.10

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $207,918 and 251,795 in compensation expense with corresponding tax benefits of $81,088 and $98,200 for the three month periods ended March 31, 2010 and 2011, respectively. During the three month periods ended March 31, 2010 and 2011, the Company granted 440,000 and 142,750 options, respectively, to various employees. The Company also granted 192,750 shares of restricted stock during the three month period ended March 31, 2011 to various employees.

The following assumptions were utilized in the valuation for options granted during the three months ended March 31, 2010 and 2011:

	2010	2011
Dividend yield	—	—
Risk-free interest rate	3.05%	3.37%
Weighted-average expected life	6.6 years	7.5 years
Volatility	36.0%	35.2%

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of March 31, 2011, InnerWorkings owned 270,365 shares of the Company's common stock, or 1.2% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $1,658,787 and $1,709,056 for the three month periods ended March 31, 2010 and 2011, respectively. The Company also has a rebate program in place with InnerWorkings in association with the transportation and logistics services provided and InnerWorkings provides print and procurement services to the Company.

As of December 31, 2010 and March 31, 2011, the Company had a net receivable due from InnerWorkings of $941,669 and $1,659,194, respectively. The Company had accounts payable of $184,803 and $207,720 due to InnerWorkings as of December 31, 2010 and March 31, 2011, respectively.

During 2010, Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

The Company subleases a portion of its office space to Groupon, Inc. (Groupon), an e-commerce marketplace, whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009 and was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. For the three month period ended March 31, 2011, the Company received sublease rental income of $37,044. The Company had no amounts due to or from Groupon as of December 31, 2010 and March 31, 2011.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2011

11. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In October 2010, the Company filed a lawsuit against one of its former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of March 31, 2011 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against the Company alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

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

We procured transportation and provided logistics services for more than 14,000 clients for the period ended March 31, 2011 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Three months ended March 31,
	2010	2011
	(dollars and shares in thousands, except per share data)
Consolidated statements of operations data:
Revenue	89,104	129,446
Transportation costs	72,059	103,920
Net revenue	17,045	25,526
Operating expenses:
Commissions	5,228	7,673
General and administrative	9,372	12,425
Contingent consideration	(1,265)	(109)
Depreciation and amortization	1,683	1,948
Total operating expenses	15,018	21,937
Income from continuing operations	2,027	3,589
Other income (expense)	(50)	(37)
Income before income taxes	1,977	3,552
Income tax expense	(741)	(1,311)
Net income	1,236	2,241
Net income per share of common stock:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Shares used in per share calculations:
Basic	21,769	22,089
Diluted	22,171	22,529

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $89.1 million and $129.4 million for the three month periods ended March 31, 2010 and 2011, respectively, a year over year increase in revenue of 45.3% .

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of March 31, 2011, we had 154 enterprise clients and, for the three month period ended March 31, 2011, we served over 14,000 transactional clients. For the three month period ended March 31, 2011, we entered into contracts with 6 new enterprise clients. For the three month periods ended March 31, 2010 and 2011, enterprise clients accounted for 42% and 33%, respectively, and transactional clients accounted for 58% and 67%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2011, LTL accounted for 50% of our revenue, TL accounted for 33% of our revenue, small parcel accounted for 5% of our revenue and other transportation modes accounted for 12% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the three month periods ended March 31, 2010 and 2011, our net revenue was $17.0 million and $25.5 million, respectively, reflecting a growth rate of 50%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the three month periods ended March 31, 2010 and 2011, commission expense was 30.7% and 30.1%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our sales, operations, information systems, finance and administrative support employees. For the three month periods ended March 31, 2010 and 2011, our general and administrative expenses were $9.4 million and $12.5 million, respectively. For the three month periods ended March 31, 2010 and 2011, general and administrative expenses as a percentage of net revenue were 55.0% and 48.7%, respectively.

Our contingent consideration expenses consist of the change in the fair market value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the three month periods ended March 31, 2010 and 2011, we recorded a benefit of $1.3 million and $0.1 million, respectively.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the three month periods ended March 31, 2010 and 2011, depreciation expense was $1.3 million and $1.3 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the three month periods ended March 31, 2010 and 2011, amortization expense was $0.4 million and $0.6 million, respectively.

Comparison of three months ended March 31, 2011 and 2010

Revenue

Our revenue increased by $40.3 million, or 45.3%, to $129.4 million for the three month period ended March 31, 2011 from $89.1 million for the three month period ended March 31, 2010. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, this increase was partially due to an increase in both less-than-truckload and truckload rates due to tighter capacity in the marketplace. In addition, $13.6 million of revenue was generated for the three month period ended March 31, 2011 from acquisitions completed in 2010 and 2011. These same acquisitions accounted for $2.5 million of revenue for the three month period ended March 31, 2010.

Our revenue from enterprise clients increased by $4.6 million, or 12.4%, to $42.2 million for the three month period ended March 31, 2011 from $37.6 million for the three month period ended March 31, 2010, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 33% of our revenue during the three month period ended March 31, 2011 from 42% for the three month period ended March 31, 2010. As of March 31, 2011, we had 154 enterprise clients under contract, which was an increase of 30, compared to 124 enterprise clients under contract as of March 31, 2010.

Our revenue from transactional clients increased by $35.7 million, or 69.2%, to $87.2 million for the three month period ended March 31, 2011 from $51.5 million for the three month period ended March 31, 2010. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the increased productivity of transactional sales representatives and sales agents. Our percentage of revenue from transactional clients increased to 67% of our revenue for the three month period ended March 31, 2011 from 58% of our revenue for the three month period ended March 31, 2010. We served over 14,000 transactional clients in the three month period ended March 31, 2011, an increase of approximately 4,000 compared to the 9,900 transactional clients served in the three month period ended March 31, 2010.

Transportation costs

Our transportation costs increased by $31.8 million, or 44.2%, to $103.9 million for the three month period ended March 31, 2011 from $72.1 million for the three month period ended March 31, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.3% for the three month period ended March 31, 2011 from

80.9% for the three month period ended March 31, 2010 due to an increased number of less-than-truckload shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $8.5 million, or 49.8%, to $25.5 million for the three month period ended March 31, 2011 from $17.0 million for the three month period ended March 31, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $3.0 million generated from the acquisitions completed in 2010 and 2011. Net revenue margins increased to 19.7% for the three month period ended March 31, 2011 from 19.1% for the three month period ended March 31, 2010. The increase in net revenue margins was the result of a higher mix of less-than-truckload revenue.

Operating expenses

Commission expense increased by $2.5 million, or 46.9%, to $7.7 million for the three month period ended March 31, 2011 from $5.2 million for the three month period ended March 31, 2010. This increase is primarily attributable to the increase in net revenue.

General and administrative expenses increased by $3.1 million, or 32.9%, to $12.5 million for the three month period ended March 31, 2011 from $9.4 million for the three month period ended March 31, 2010. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business. As a percentage of net revenue, general and administrative expenses decreased to 48.8% for the three month period ended March 31, 2011 from 55.0% for the three month period ended March 31, 2010. The decrease, as a percentage of net revenue, is primarily attributable to our ability to add clients in order to increase our revenue without the same corresponding increase in our general and administrative expenses.

Contingent consideration

The benefit recognized from contingent consideration decreased by $1.2 million, or 91.4%, to $0.1 million for the three month period ended March 31, 2011 from $1.3 million for the three month period ended March 31, 2010, For the three month period ended March 31, 2011, the benefit primarily related to an increase in the contingent liability due to FMI of $0.3 million and a decrease in the contingent liability due to FLI of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquisition. For the three month period ended March 31, 2010, the benefit related to a decrease in the contingent liability of $0.6 million and $0.6 million due to RDS and FMI, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $49,026, or 5.3%, to $1.3 million for the three month period ended March 31, 2011 from $1.3 million for the three month period ended March 31, 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 47.4%, to $0.6 million for the three month period ended March 31, 2011 from $0.4 million for the three month period ended March 31, 2010. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2010 and 2011.

Income from operations

Income from operations increased by $1.5 million, or 77.0%, to $3.5 million for the three month period ended March 31, 2011 from $2.0 million for the three month period ended March 31, 2010. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense decreased to $36,338 for the three month period ended March 31, 2011 from $49,716 for the three month period ended March 31, 2010. The decrease is due to reduced interest costs related to capital leases in 2011.

Income tax expense increased to $1.3 million for the three month period ended March 31, 2011 from $0.7 million for the three month period ended March 31, 2010. Our effective tax rate decreased from approximately 37.5% for the three month period ended March 31, 2010 to 36.9% for the three month period ended March 31, 2011. The decrease in the effective tax rate was the result of the impact of elections regarding research and development tax credits taken in 2011.

Net Income

Net income increased by $1.0 million, or 81.3%, to $2.2 million for the three month period ended March 31, 2011 from $1.2 million for the three month period ended March 31, 2010 related to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2011, we had $43.2 million in cash and cash equivalents, $64.8 million in working capital and $10.0 million available under our credit facility. On July 31, 2010, we amended the line of credit facility extending the expiration date to July 31, 2011.

Cash used in operating activities

For the three month period ended March 31, 2011, $2.5 million of cash was provided by operating activities, representing an increase of $4.0 million compared to the three month period ended March 31, 2010. For the three month period ended March 31, 2011, we generated $4.7 million in cash from net income, adjusted for non-cash operating items as compared to $2.6 million for the three month period ended March 31, 2010. For the three month periods ended March 31, 2011 and 2010, this cash flow generation was offset by $2.2 million and $4.1 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $2.9 million and $4.2 million during the three month periods ended March 31, 2011 and 2010, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the three month period ended March 31, 2011, we used $0.9 million for new acquisitions, and paid a $0.3 million earn-out payment to the former owners of Mountain Logistics.

Cash provided by (used in) financing activities

During the three month period ended March 31, 2011, net cash provided by financing activities was $0.3 million compared to cash used in financing activities of $0.3 million for the three month period ended March 31, 2010. This was primarily attributable to the exercise of employee stock options offset by a contingent consideration payment of $0.2 million. For the three month period ended March 31, 2010, the cash used in financing activities was primarily related to payment of initial public offering costs which occurred in the fourth quarter of 2009.

Credit facility

As of March 31, 2011, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2011. We plan on extending the line of credit upon expiration. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2011, we were not in violation of any of these various covenants.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of did not have a material impact on our consolidated financial statements.
In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company is required to adopt this rule for the reporting period ended after June 15, 2011. The adoption of this rule will not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued ASC 820, Fair Value Measurements and Disclosures. This guidance improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2010 and 2011.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of March 31, 2011 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	May 5, 2011		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	May 5, 2011		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.