Form 10-Q
period 2011-06-30
Echo Global Logistics, Inc.
filed 2011-08-02
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

600 West Chicago Avenue Suite 725 Chicago, Illinois 60654 Phone: (800) 354-7993 (As (including zip code) and telephone number (including area code) of registrant's principal executive offices)
____________________________________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒    No: ☐

        Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☒

        As of August 2, 2011, the Registrant had 22,152,433 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
REVENUE	$109,904,864	$151,504,471	$199,008,888	$280,950,042

COSTS AND EXPENSES:
Transportation costs	$89,856,074	$122,217,914	$161,915,561	$226,137,530
Selling, general, and administrative expenses	15,212,579	22,556,589	28,547,696	42,545,862
Depreciation and amortization	1,710,660	2,030,337	3,393,246	3,978,391
INCOME FROM OPERATIONS	3,125,551	4,699,631	5,152,385	8,288,259
Interest income	12,744	33,317	25,207	66,316
Interest expense	(10,885)	(5,321)	(33,727)	(11,017)
Other, net	(45,270)	(130,676)	(84,607)	(194,317)
OTHER EXPENSE	(43,411)	(102,680)	(93,127)	(139,018)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,082,140	4,596,951	5,059,258	8,149,241
INCOME TAX EXPENSE	(1,156,107)	(1,701,637)	(1,897,254)	(3,012,528)
NET INCOME	$1,926,033	$2,895,314	$3,162,004	$5,136,713
Basic net income per share	$0.09	$0.13	$0.15	$0.23
Diluted net income per share	$0.09	$0.13	$0.14	$0.23
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31, 2010	June 30, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,218,164	$41,573,200
Accounts receivable, net of allowance for doubtful accounts of $2,786,776 and $2,985,490, respectively	60,316,454	79,189,362
Income taxes receivable	—	408,951
Prepaid expenses	8,063,892	6,797,084
Other current assets	396,613	1,520,971
Total current assets	111,995,123	129,489,568
Property and equipment, net	9,638,800	10,164,134
Intangible assets:
Goodwill	32,597,577	33,398,441
Intangible assets, net of accumulated amortization of $4,098,246 and $5,355,586, respectively	6,974,818	6,035,782
Other assets	341,863	292,946
Total assets	$161,548,181	$179,380,871
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$40,097,083	$50,794,389
Current maturities of capital lease obligations	274,282	214,632
Due to seller-short term	2,720,517	2,882,442
Accrued expenses	3,398,620	4,192,221
Income tax payable	125,111	—
Deferred income taxes	1,788,286	1,404,102
Total current liabilities	48,403,899	59,487,786
Due to seller-long term	7,073,102	6,935,506
Deferred income taxes	946,608	1,383,354
Capital lease obligations, net of current maturities	146,559	46,628
Total liabilities	56,570,168	67,853,274
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,043,850 and 22,147,937 shares were issued and outstanding at December 31, 2010 and June 30, 2011, respectively	2,205	2,215
Additional paid-in capital	91,152,070	92,564,931
Retained earnings	13,823,738	18,960,451
Total stockholders' equity	104,978,013	111,527,597
Total liabilities and stockholders' equity	$161,548,181	$179,380,871
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2011
Operating activities
Net income	$3,162,004	$5,136,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,865,158	52,562
Noncash stock compensation expense	470,719	504,048
Reduction in contingent consideration due to seller	(2,653,839)	(119,584)
Depreciation and amortization	3,393,246	3,978,391
Change in assets, net of acquisitions:
Accounts receivable	(14,674,564)	(16,990,280)
Taxes receivable	12,071	(534,061)
Prepaid expenses and other assets	(961,448)	1,004,307
Change in liabilities, net of acquisitions:
Accounts payable	8,001,450	9,767,415
Accrued expenses and other	(37,375)	(254,314)
Net cash provided by (used in) operating activities	(1,422,578)	2,545,197
Investing activities
Purchases of property and equipment	(3,694,452)	(3,246,385)
Short-term note receivable	—	(100,000)
Payments for acquisitions, net of cash aquired	(3,628,252)	(1,113,017)
Net cash used in investing activities	(7,322,704)	(4,459,402)
Financing activities
Principal payments on capital lease obligations	(148,553)	(159,582)
Tax benefit of stock options exercised	—	137,029
Payment of contingent consideration	—	(480,000)
Payment of costs associated with initial public offering	(278,267)	—
Issuance of shares, net of issuance costs	471,887	771,794
Net cash provided by (used in) financing activities	45,067	269,241
Decrease in cash and cash equivalents	(8,700,215)	(1,644,964)
Cash and cash equivalents, beginning of period	47,803,704	43,218,164
Cash and cash equivalents, end of period	$39,103,489	$41,573,200
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$33,727	$12,070
Cash paid for income taxes	134,914	3,357,000
Non-cash financing activity
Due to seller	3,597,292	1,515,984
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2010	22,043,850	$2,205	$91,152,070	$13,823,738	$104,978,013

Share compensation expense	—	—	504,048	—	504,048
Exercise of stock options	104,087	10	771,784	—	771,794
Tax benefit from exercise of stock options	—	—	137,029	—	137,029
Net income	—	—	—	5,136,713	5,136,713
Balance at June 30, 2011	22,147,937	$2,215	$92,564,931	$18,960,451	$111,527,597

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results expected for the full year of 2011. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company adopted this SEC rule for the most recent reporting period ended June 30, 2011.

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

Reclassifications

Certain prior year amounts related to prepaid expenses and accounts receivable have been reclassified to conform to current year presentation.

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
Three and Six Months Ended June 30, 2010 and 2011

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

3. Acquisitions

Mountain Logistics Acquisition

Effective May 1, 2007, the Company acquired Mountain Logistics, Inc. ("Mountain Logistics"), a non-asset based third-party logistics provider with offices in Park City, Utah and Los Angeles, California, and the results of Mountain Logistics have been included in the consolidated financial statements since that date. For the year ended December 31, 2010 and the six month period ended June 30, 2011, the Company paid $1,850,000 and $250,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2010 and June 30, 2011, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009.

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DSI for $728,056. An additional $2,080,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,947,161 of goodwill, of which $1,817,264 related to contingent consideration. For the three and six month periods ended June 30, 2011, the Company recorded an increase of $46,693 and $149,842, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of DSI, resulting in a liability due to seller of $1,671,503 at June 30, 2011. For the three and six month periods ended June 30, 2010, the Company recorded a decrease of $315,642 and $324,850, respectively, to the contingent consideration obligation.The change in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to DSI to be $2,080,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $740,000, excluding future contingent consideration payments.

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of RGA for $1,027,696. An additional $600,000 in cash consideration may have become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,867 of goodwill, of which $785,248 is related to contingent consideration. In January 2011, the Company paid RGA $200,000 as certain performance measures of the purchase agreement were met as of December 31, 2010. This payment reduced the contingent consideration liability. For the three and six month periods ended June 30, 2011, the Company recorded an increase of $49,036 and $63,331, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

financial performance of RGA, resulting in a liability due to seller of $560,780 at June 30, 2011. For the three and six month periods ended June 30, 2010, the Company recorded a decrease of $30,747 and $53,313, respectively, to the contingent consideration obligation. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to RGA to be $600,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $550,000, excluding future contingent consideration payments.

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Lubenow for $522,500. An additional $1,400,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,077,859 of goodwill, of which $994,780 is related to contingent consideration. In June 2011, the Company paid Lubenow $280,000 as certain performance measures of the purchase agreement had been met as of April 30, 2011. For the three and six month periods ended June 30, 2011, the Company recorded an increase of $212,271 and $121,016, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Lubenow, resulting in a liability due to seller of $823,340 at June 30, 2011. For each of the three and six month periods ended June 30, 2010, the Company recorded an increase of $18,968 to the contingent consideration obligation. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to Lubenow to be approximately $1,120,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $400,000, excluding future contingent consideration payments.

Freight Lanes International Inc.

Effective September 1, 2010, the Company acquired Freight Lanes International Inc. (FLI), a non-asset based third-party logistics provider with offices in Bend, Oregon, and the results of FLI have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of FLI for $658,300. An additional $1,220,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to August 31, 2014. As a result of the acquisition, the Company recorded $1,033,436 of goodwill, of which $914,406 is related to contingent consideration. For the three and six month periods ended June 30, 2011, the Company recorded a decrease of $26,632 and $403,263, respectively, to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of FLI, resulting in a liability due to seller of $541,939 at June 30, 2011. The Company expects total remaining undiscounted contingent consideration payments to FLI to be between $600,000 and $800,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $335,000, excluding future contingent consideration payments.

DNA Freight Inc.

Effective December 1, 2010, the Company acquired DNA Freight Inc. (DNA), a non-asset based third-party logistics provider with offices in San Francisco, California, and the results of DNA have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of DNA for $4,583,076, subject to working capital adjustments. An additional $5,920,000 in cash consideration was to become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company originally recorded $7,411,059 of goodwill, of which $4,122,071 was related to contingent consideration. During the second quarter the Company revised the estimate of the contingent consideration liability based upon additional information. As a result, the company reduced the original contingent consideration obligation and goodwill by $892,071. In addition to this purchase price adjustment, the Company recorded an additional purchase price adjustment of $1,250,000 that represented a decrease in the net working capital reported in the original purchase agreement, which was recorded as a reduction to goodwill. The original purchase agreement stipulated that the seller was required to pay the Company the total amount of the working capital adjustment. The Company recorded $4,921,144 of goodwill, of which $3,230,000 was related to contingent

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

consideration. Effective June 30, 2011, the terms of the original purchase agreement were amended to reduce future cash consideration due and certain performance measures, which resulted in a reduction in contingent consideration. For the three and six month period ended June 30, 2011, the Company recorded a decrease of $439,142 and $413,904 to the $3,230,000 contingent consideration obligation recorded under the amended purchase agreement to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DNA, resulting in a liability due to seller of $2,816,096 at June 30, 2011. The decrease in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total undiscounted contingent consideration payments to DNA to be between $3,500,000 and $3,800,000. Pro forma results of the acquisition have been not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,850,000, excluding future contingent consideration payments.

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC. (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768. An additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. For the three and six month period ended June 30, 2011, the Company recorded an increase of $22,572 and $44,818 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,560,802 at June 30, 2011. The increase in contingent consideration is included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,750,000. As of June 30, 2011, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $840,000, excluding future contingent consideration payments.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 55%, with a discount rates of 6% and 12%. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2011:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

	Total Fair Value Measurement	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,859,970	$31,859,970	$—	$—
Liabilities:
Due to seller	$(9,817,948)	$—	$—	$(9,817,948)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$(9,793,619)
Increase related to purchase accounting for acquisitions	(623,913)
Change in fair value	119,584
Payment of contingent consideration	480,000
Balance at June 30, 2011	$(9,817,948)

For the six month period ended June 30, 2011, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of Freight Management, Inc, a 2009 acquisition ("FMI"), DSI, RGA, Lubenow, FLI, DNA and Nationwide. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the six month periods ended June 30, 2010 and 2011, the Company recognized a benefit of $1,264,798 and $119,584, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

5. Intangible Assets

The following is a rollforward of goodwill from December 31, 2010 to June 30, 2011:

Balance as of December 31, 2010	$32,597,577
Additional purchase price related to the purchase of Mountain Logistics, Inc.	250,000
Additional goodwill acquired related to the purchase of FLI	31,400
Goodwill reduction related to the purchase of DNA	(1,662,914)
Goodwill acquired related to the purchase of Nationwide	2,182,378
Balance as of June 30, 2011	$33,398,441

The following is a summary of amortizable intangible assets as of December 31, 2010 and June 30, 2011:

	December 31, 2010	June 30, 2011	Weighted- Average Life
Customer relationships	$10,744,064	$10,897,368	6.4 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	355,000	3.0 years
	11,073,064	11,391,368	6.3 years
Less accumulated amortization	(4,098,246)	(5,355,586)
Intangible assets, net	$6,974,818	$6,035,782

Amortization expense related to intangible assets was $837,652 and $1,257,340 for the six months ended June 30, 2010 and 2011, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2011	$1,300,651
2012	1,521,787
2013	1,148,883
2014	889,240
2015	711,313
Thereafter	463,908
$6,035,782

6. Accrued Expenses

The components of accrued expenses at December 31, 2010 and June 30, 2011 are as follows:

	December 31, 2010	June 30, 2011
Accrued compensation	$489,736	$1,306,105
Accrued rebates	1,412,715	981,201
Deferred rent	760,112	710,502
Other	736,057	1,194,413
Total accrued expenses	$3,398,620	$4,192,221

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Income before provision for income taxes	$3,082,140	$4,596,951	$5,059,258	$8,149,241
Income tax expense	(1,156,107)	(1,701,637)	(1,897,254)	(3,012,528)
Effective tax rate	37.5%	37.0%	37.5%	37.0%

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Employee stock options totaling 71,000 and 39,500 for the six month periods ended June 30, 2010 and 2011, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the six month periods ended June 30, 2010 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net income	$1,926,033	$2,895,314	$3,162,004	$5,136,713
Denominator:
Denominator for basic earnings per share-weighted-average shares	21,797,541	22,132,542	21,783,141	22,110,701
Effect of dilutive securities:
Employee stock options	441,548	464,626	421,721	452,308
Denominator for dilutive earnings per share	22,239,089	22,597,168	22,204,862	22,563,009
Basic net income per common share	$0.09	$0.13	$0.15	$0.23
Diluted net income per common share	$0.09	$0.13	$0.14	$0.23

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $252,253 and $504,048 in compensation expense with corresponding tax benefits of $98,379 and $196,579 for the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010, the Company recorded $262,801 and $470,719 in compensation expense with corresponding tax benefits of $102,492 and $183,580, respectively. During the six month periods ended June 30, 2010 and 2011, the Company granted 495,000 and 176,306 options, respectively, to various employees and directors. The Company also granted 192,750 shares of restricted stock during the six month period ended June 30, 2011 to various employees.

The following assumptions were utilized in the valuation for options granted during the six months ended June 30, 2010 and 2011:

	2010	2011
Dividend yield	—	—
Risk-free interest rate	3.05%	3.17% - 3.37%
Weighted-average expected life	6.6 years	7.3 years
Volatility	36.0%	35.0% - 35.2%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of June 30, 2011, InnerWorkings owned 205,700 shares of the Company's common stock, or 0.9% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,137,195 and $3,846,251 for the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010, the Company recognized revenue of $1,976,414 and $3,635,201, respectively. The Company also has a rebate program in place with InnerWorkings in association with the transportation and logistics services provided and InnerWorkings provides print and procurement services to the Company.

As of December 31, 2010 and June 30, 2011, the Company had a net receivable due from InnerWorkings of $941,669 and $2,366,785, respectively. The Company had accounts payable of $184,803 and $271,456 due to InnerWorkings as of December 31, 2010 and June 30, 2011, respectively.

During 2010, Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

During 2010 and 2011, the Company used the law firm Lefkofsky & Gorosch, P.C. for legal sercvices. Lefkofsky & Gorosch, P.C was founded by Steven P. Lefkofsky, the brother of Eric Lefkofsky, a member of the Company's Board of Directors.

The Company subleases a portion of its office space to Groupon, Inc. (Groupon), a local e-commerce marketplace, whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009 and was subsequently amended effective November 1, 2009. The agreement requires the Company to provide 30-days notice in advance of cancelling the sublease. The lease was cancelled effective April 1, 2011. For the six month period ended June 30, 2011, the Company received sublease rental income of $37,044. The Company had no amounts due to or from Groupon as of December 31, 2010 and June 30, 2011.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2011

11. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In October 2010, the Company filed a lawsuit against one of its former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of June 30, 2011 and the allowance for doubtful accounts has not been adjusted. Concurrently, a counter lawsuit was filed by this client against the Company alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim and therefore no adjustments have been recorded in the consolidated financial statements for this counter claim.

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

We procured transportation and provided logistics services for more than 16,000 clients for the period ended June 30, 2011 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
(dollars and shares in thousands, except per share data)	(Unaudited)
Consolidated statements of operations data:
Revenue	$109,905	$151,504	$199,009	$280,950
Transportation costs	89,856	122,218	161,915	226,138
Net revenue	20,049	29,286	37,094	54,812
Operating expenses:
Commissions	6,286	8,977	11,514	16,650
General and administrative	10,315	13,590	19,687	26,016
Contingent consideration	(1,389)	(11)	(2,654)	(120)
Depreciation and amortization	1,711	2,030	3,394	3,978
Total operating expenses	16,923	24,586	31,941	46,524
Income from continuing operations	3,126	4,700	5,153	8,288
Other income (expense)	(44)	(103)	(94)	(139)
Income before income taxes	3,082	4,597	5,059	8,149
Income tax expense	(1,156)	(1,702)	(1,897)	(3,012)
Net income	$1,926	$2,895	$3,162	$5,137
Net income per share of common stock:
Basic	$0.09	$0.13	$0.15	$0.23
Diluted	$0.09	$0.13	$0.14	$0.23
Shares used in per share calculations:
Basic	21,798	22,133	21,783	22,111
Diluted	22,239	22,597	22,205	22,563

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $199.0 million and $281.0 million for the six month periods ended June 30, 2010 and 2011, respectively, a year over year increase in revenue of 41.2% .

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of June 30, 2011, we had 161 enterprise clients and, for the six month period ended June 30, 2011, we served over 16,000 transactional clients. For the six month period ended June 30, 2011, we entered into contracts with 13 new enterprise clients. For the six month periods ended June 30, 2010 and 2011, enterprise clients accounted for 41% and 32%, respectively, and transactional clients accounted for 59% and 68%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six month period ended June 30, 2011, LTL accounted for 49% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue and other transportation modes accounted for 3% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the six month periods ended June 30, 2010 and 2011, our net revenue was $37.1 million and $54.8 million, respectively, reflecting an increase of 47.8%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the six month periods ended June 30, 2010 and 2011, commission expense was 31.0% and 30.4%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our sales, operations, information systems, finance and administrative support employees. For the six month periods ended June 30, 2010 and 2011, our general and administrative expenses were $19.7 million and $26.0 million, respectively. For the six month periods ended June 30, 2010 and 2011, general and administrative expenses as a percentage of net revenue were 53.1% and 47.5%, respectively.

Our contingent consideration expenses consist of the change in the fair market value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the six month periods ended June 30, 2010 and 2011, we recorded a reduction of $2.7 million and $0.1 million, respectively, in contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the six month periods ended June 30, 2010 and 2011, depreciation expense was $2.6 million and $2.7 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the six month periods ended June 30, 2010 and 2011, amortization expense was $0.8 million and $1.3 million, respectively.

Comparison of six months ended June 30, 2011 and 2010

Revenue

Our revenue increased by $82.0 million, or 41.2%, to $281.0 million for the six month period ended June 30, 2011 from $199.0 million for the six month period ended June 30, 2010. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, this increase was partially due to an increase in both LTL and TL rates due to tighter capacity in the marketplace. Also, $79.4 million of revenue was generated for the six month period ended June 30, 2011 from acquisitions completed prior to June 30, 2010. These same acquisitions accounted for $60.8 million of revenue for the six month period ended June 30, 2010, since not all of these acquisitions reflect a full six-months of activity in 2010.

Our revenue from enterprise clients increased by $9.4 million, or 11.5%, to $90.8 million for the six month period ended June 30, 2011 from $81.4 million for the three month period ended June 30, 2010, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 32.4% of our revenue during the six month period ended June 30, 2011 from 40.9% for the six month period ended June 30, 2010. As of June 30, 2011, we had 161 enterprise clients under contract, which was an increase of 24 compared to 137 enterprise clients under contract as of June 30, 2010.

Our revenue from transactional clients increased by $72.6 million, or 61.7%, to $190.2 million for the six month period ended June 30, 2011 from $117.6 million for the six month period ended June 30, 2010. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the increased productivity of transactional sales representatives and sales agents. Our percentage of revenue from transactional clients increased to 67.6% of our revenue for the six month period ended June 30, 2011 from 59.1% of our revenue for the six month period ended June 30, 2010. We served over 16,000 transactional clients in the six month period ended June 30, 2011, an increase of approximately 4,500 compared to the 11,500 transactional clients served in the six month period ended June 30, 2010.

Transportation costs

Our transportation costs increased by $64.2 million, or 39.7%, to $226.1 million for the six month period ended June 30, 2011 from $161.9 million for the six month period ended June 30, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.5% for the six month period ended June 30, 2011 from 81.4% for the six month period ended June 30, 2010 due to an increased number of LTL shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $17.7 million, or 47.8%, to $54.8 million for the six month period ended June 30, 2011 from $37.1 million for the six month period ended June 30, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $4.0 million generated from the acquisitions completed prior to June 30, 2010. Net revenue margins increased to 19.5% for the six month period ended June 30, 2011 from 18.6% for the six month period ended June 30, 2010. The increase in net revenue margins was the result of a higher mix of LTL revenue in the six month period ended June 30, 2011.

Operating expenses

Commission expense increased by $5.2 million, or 44.7%, to $16.7 million for the six month period ended June 30, 2011 from $11.5 million for the six month period ended June 30, 2010. This increase is primarily attributable to the increase in net revenue.

General and administrative expenses increased by $6.3 million, or 32.1%, to $26.0 million for the six month period ended June 30, 2011 from $19.7 million for the six month period ended June 30, 2010. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business. As a percentage of net revenue, general and administrative expenses decreased to 47.5% for the six month period ended June 30, 2011 from 53.1% for the six month period ended June 30, 2010. The decrease, as a percentage of net revenue, is primarily attributable to our ability to add clients in order to increase our revenue without the same corresponding increase in our general and administrative expenses.

Contingent consideration

The benefit recognized from contingent consideration decreased by $2.6 million, or 91.4%, to $0.1 million for the six month period ended June 30, 2011 from $2.7 million for the six month period ended June 30, 2010, For the six month period ended June 30, 2011, the benefit primarily related to increases in the contingent liability due to FMI and Lubenow of $0.4 million and $0.2 million, respectively, and a decrease in the contingent liability due to DNA and FLI of $0.4 million and $0.5 million, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration. For the six month period ended June 30, 2010, the benefit related to a decrease in the contingent liability of $1.1 million and $1.3 million due to RDS and FMI, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $0.1 million, or 5.9%, to $2.7 million for the six month period ended June 30, 2011 from $2.6 million for the six month period ended June 30, 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.5 million, or 53.9%, to $1.3 million for the six month period ended June 30, 2011 from $0.8 million for the six month period ended June 30, 2010. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2010 and 2011.

Income from operations

Income from operations increased by $3.1 million, or 60.9%, to $8.3 million for the six month period ended June 30, 2011 from $5.2 million for the six month period ended June 30, 2010. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $139,018 for the six month period ended June 30, 2011 from $93,127 for the six month period ended June 30, 2010.

Income tax expense increased to $3.0 million for the six month period ended June 30, 2011 from $1.9 million for the six month period ended June 30, 2010. Our effective tax rate decreased from approximately 37.5% for the six month period ended

June 30, 2010 to 37.0% for the six month period ended June 30, 2011. The decrease in the effective tax rate was the result of the impact of elections regarding research and development tax credits taken in 2011.

Net Income

Net income increased by $1.9 million, or 62.5%, to $5.1 million for the six month period ended June 30, 2011 from $3.2 million for the six month period ended June 30, 2010 related to the items previously discussed.

Comparison of three months ended June 30, 2011 and 2010

Revenue

Our revenue increased by $41.6 million, or 37.9%, to $151.5 million for the three month period ended June 30, 2011 from $109.9 million for the three month period ended June 30, 2010. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, this increase was partially due to an increase in both LTL and tTL rates due to tighter capacity in the marketplace. In addition, $41.8 million of revenue was generated for the three month period ended June 30, 2011 from acquisitions completed prior to June 30, 2010. These same acquisitions accounted for $33.5 million of revenue for the three month period ended June 30, 2010.

Our revenue from enterprise clients increased by $4.7 million, or 10.6%, to $48.5 million million for the three month period ended June 30, 2011 from $43.8 million for the three month period ended June 30, 2010, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 32% of our revenue during the three month period ended June 30, 2011 from 40% for the three month period ended June 30, 2010. As of June 30, 2011, we had 161 enterprise clients under contract, which was an increase of 24 compared to 137 enterprise clients under contract as of June 30, 2010.

Our revenue from transactional clients increased by $36.9 million, or 55.9%, to $103.0 million for the three month period ended June 30, 2011 from $66.1 million for the three month period ended June 30, 2010. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients due to the increased productivity of transactional sales representatives and sales agents. Our percentage of revenue from transactional clients increased to 68% of our revenue for the three month period ended June 30, 2011 from 60% of our revenue for the three month period ended June 30, 2010. We served over 16,000 transactional clients in the three month period ended June 30, 2011, an increase of approximately 4,500 compared to the 11,500 transactional clients served in the three month period ended June 30, 2010.

Transportation costs

Our transportation costs increased by $32.3 million, or 36.0%, to $122.2 million for the three month period ended June 30, 2011 from $89.9 million for the three month period ended June 30, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.7% for the three month period ended June 30, 2011 from 81.8% for the three month period ended June 30, 2010 due to an increased number of LTL shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $9.2 million, or 46.1%, to $29.3 million for the three month period ended June 30, 2011 from $20.1 million for the three month period ended June 30, 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $2.0 million generated from the acquisitions completed prior to June 30, 2010. Net revenue margins increased to 19.3% for the three month period ended June 30, 2011 from 18.2% for the three month period ended June 30, 2010. The increase in net revenue margins was the result of a higher mix of LTL revenue in the three month period ended June 30, 2011.

Operating expenses

Commission expense increased by $2.7 million, or 42.8%, to $9.0 million for the three month period ended June 30,

2011 from $6.3 million for the three month period ended June 30, 2010. This increase is primarily attributable to the increase in net revenue.

General and administrative expenses increased by $3.3 million, or 31.8%, to $13.6 million for the three month period ended June 30, 2011 from $10.3 million for the three month period ended June 30, 2010. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business. As a percentage of net revenue, general and administrative expenses decreased to 46.4% for the three month period ended June 30, 2011 from 51.4% for the three month period ended June 30, 2010. The decrease, as a percentage of net revenue, is primarily attributable to our ability to add clients in order to increase our revenue without the same corresponding increase in our general and administrative expenses.

Contingent consideration

The benefit recognized from contingent consideration decreased by $1.4 million, or 99.2%, to $10,900 for the three month period ended June 30, 2011 from $1.4 million for the three month period ended June 30, 2010, For the three month period ended June 30, 2011, the benefit primarily related to increases in the contingent liability due to FMI and Lubenow of $0.1 million or $0.2 million, respectively, offset by a decrease in the contingent liability due to DNA of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration. For the three month period ended June 30, 2010, the benefit related to a decrease in the contingent liability of $0.5 million and $0.6 million due to RDS and FMI, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $98,261, or 9.0%, to $1.4 million for the three month period ended June 30, 2011 from $1.3 million for the three month period ended June 30, 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 52.9%, to $0.6 million for the three month period ended June 30, 2011 from $0.4 million for the three month period ended June 30, 2010. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2010 and 2011.

Income from operations

Income from operations increased by $1.6 million, or 50.4%, to $4.7 million for the three month period ended June 30, 2011 from $3.1 million for the three month period ended June 30, 2010. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $102,680 for the three month period ended June 30, 2011 from $45,270 for the three month period ended June 30, 2010.

Income tax expense increased to $1.7 million for the three month period ended June 30, 2011 from $1.2 million for the three month period ended June 30, 2010. Our effective tax rate decreased from approximately 37.5% for the three month period ended June 30, 2010 to 37.0% for the three month period ended June 30, 2011. The decrease in the effective tax rate was the result of the impact of elections regarding research and development tax credits taken in 2011.

Net Income

Net income increased by $1.0 million, or 50.3%, to $2.9 million for the three month period ended June 30, 2011 from $1.9 million for the three month period ended June 30, 2010 related to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2011, we had $41.6 million in cash and cash equivalents, $70.0 million in working capital and $10.0 million available under our credit facility. On July 31, 2010, we amended the line of credit facility extending the expiration date to July 31, 2011.

Cash used in operating activities

For the six month period ended June 30, 2011, $2.5 million of cash was provided by operating activities, representing an increase of $4.0 million compared to the six month period ended June 30, 2010. For the six month period ended June 30, 2011, we generated $9.5 million in cash from net income, adjusted for non-cash operating items as compared to $6.2 million for the three month period ended June 30, 2010. For the six month periods ended June 30, 2011 and 2010, this cash flow generation was offset by $7.0 million and $7.5 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $4.5 million and $7.3 million during the six month periods ended June 30, 2011 and 2010, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. During the six month period ended June 30, 2011, we used $2.9 million for new acquisitions, and paid a $0.3 million earn-out payment to the former owners of Mountain Logistics.

Cash provided by (used in) financing activities

During the six month period ended June 30, 2011, net cash provided by financing activities was $0.3 million compared to cash used in financing activities of $45,067 for the six month period ended June 30, 2010. This was primarily attributable to the exercise of employee stock options offset by a contingent consideration payment of $0.5 million. For the three month period ended June 30, 2010, the cash used in financing activities was primarily related to payment of initial public offering costs which occurred in the fourth quarter of 2009 offset by exercise of employee stock options.

Credit facility

As of June 30, 2011, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2012. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2011, we were not in violation of any of these various covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $2.4 million of potential earn-out payments in 2011 due in connection with our acquisitions. We currently expect to use up to $4.0 million for capital expenditures by the end of 2011. In addition, we anticipate using up to $7.4 million through the end of 2011 to fund working capital requirements. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2010 and 2011.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable as of June 30, 2011 and the allowance for doubtful accounts has not been adjusted. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statements of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	August 2, 2011		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	August 2, 2011		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statements of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.