Form 10-K
period 2011-12-31
Echo Global Logistics, Inc.
filed 2012-03-07
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At June 30, 2011, there were 22,147,937 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon closing price of these shares on the Nasdaq Global Market) was $199,968,784.
The number of shares of the registrant's common stock outstanding as of the close of business on March 5, 2012 was 22,335,415.

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

Part I

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
Our Company
Echo Global Logistics is a leading provider of technology enabled transportation and supply chain management services. Our services are delivered by leveraging a proprietary technology platform that serves the transportation and logistics needs of our 29,300 clients in 2011. Our web-based technology platform compiles and analyzes data from our network of over 24,000 transportation providers to serve our clients' shipping and freight management needs. Our technology platform, composed of web-based software applications and a proprietary database, enables us to identify excess transportation capacity, obtain competitive rates, and execute thousands of shipments every day while providing high levels of service and reliability. We focus primarily on arranging transportation across truckload (TL) and less than truck load (LTL), and we also offer small parcel, inter-modal (which involves moving a shipment by rail and truck), domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance, freight bill audit and payment and performance management reporting, including executive dashboard tools.
Our carrier network consists of over 24,000 transportation providers that have been selected based on their ability to effectively serve our clients in terms of price, capabilities, geographic coverage and quality of service. The carriers in our network also benefit from the opportunity to serve the transportation needs of our clients with minimal sales, marketing or customer service expense. The carriers in our network include motor carriers, railroad carriers and air freight carriers. We select and hire the appropriate transportation mode and carrier for each individual shipment.
Our 29,300 clients span across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. Our enterprise clients typically outsource their transportation management function to Echo, and are defined by the existence of a contractual relationship. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients, including the management of both freight expenditures and logistical issues surrounding freight to be transported. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis.

We were formed as a Delaware limited liability company in January 2005. We converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Upon the completion of our initial public offering, our common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”
Our Services
We are a non-asset-based provider of technology enabled transportation and logistics services. This allows us to be flexible and seek shipping alternatives that are tailored to the specific needs of our clients, rather than the deployment of particular assets. Through our carrier network, we provide transportation services using a variety of modes of transportation. We provide all of the following transportation services:

Transportation Services
Truckload (TL).    We provide TL services across all TL segments, including dry vans, temperature-controlled units and flatbeds. Using our LaneIQ technology, we provide advanced dispatch, communication and data collection tools that enable our dedicated TL team to quickly disseminate critical pricing and capacity information to our clients on a real-time basis.
Less than Truckload (LTL).    We provide LTL services involving the shipment of single or multiple pallets of freight. Using our RateIQ 2.0 technology, we obtain real-time pricing and transit time information for every LTL shipment from our database of LTL carriers.
Small Parcel.    We provide small parcel services for packages of all sizes. Using our EchoPak technology, we are often able to deliver cost saving opportunities to our clients that have significant spending with major small parcel carriers.
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
Logistics Services
In addition to arranging for transportation, we provide logistics services, either on-site (in the case of some enterprise clients) or off-site, to manage the flow of those goods from origin to destination. Our core logistics services include:

•	rate negotiation;

•	procurement of transportation, both contractually and in the spot market;

•	shipment execution and tracking;

•	carrier management, reporting and compliance;

•	executive dashboard presentations and detailed shipment reports;

•	freight bill audit and payment;

•	claims processing and service refund management;

•	design and management of inbound client freight programs;

•	individually configured web portals and self-service data warehouses;

•	enterprise resource planning (ERP) integration with transactional shipment data;

•	and integration of shipping applications into client e-commerce sites.

Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the individual or team responsible for their account. Customers communicate with us by means of telephone, fax, internet, email, or Electronic Data
Interchange (EDI). We ensure that all appropriate information about each shipment is entered into our proprietary operating system and manage the execution of each shipment based on the expectations of our customer.
Using our web-based software applications customers then have the ability to monitor and track individual shipments, transfer shipment-level data to their financial management systems and create customized dashboards and reports detailing carrier activity on an enterprise-wide basis. These features provide our clients with greater visibility, business analytics and control of their freight expenditures.

Sales and Marketing
 We market and sell our transportation and logistics services through our sales personnel located in seventeen cities across the United States. As of December 31, 2011, our sales team consisted of 513 transactional sales representatives and 244 sales agents. Our sales representatives, located at our headquarters in Chicago, as well as in our regional offices, are focused on building new customer relationships, developing existing transactional accounts and developing relationships with truckload carriers. Our sales agents, located in regional shipping markets throughout the United States, are typically experienced industry sales professionals focused on building relationships with our customers' transportation managers. We support our sales team with account executives and other operational support. These individuals are generally responsible for customer service, developing relationships with customer personnel and managing the shipping process from origin to destination.
As we become more knowledgeable about a customer's business needs, our ability to identify opportunities to create value for the customer typically increases and we focus on expanding the services we provide to them. We analyze our customers’ current transportation rates , modes of shipping, and carrier utilization. We typically identify opportunities for cost savings through improvements in carrier utilization and operating and shipping procedures. As we have implemented our integrated logistics solutions, our relationships with many customers have broadened and we become responsible for helping them manage a greater portion of their transportation needs.
Our sales representatives and agents concentrate on building relationships with our customers that could benefit from our competitive pricing, access to capacity through our carrier relationships, utilization of our technology and our dedicated service offering. Our ability to work with clients on a transactional basis provides us with an opportunity to demonstrate our value and may lead to a fully-outsourced enterprise relationship.
Our sales team is critical to the success of our business and our ability to grow will depend on our ability to continue to attract, train and retain talented individuals. Candidates are recruited through career fairs, search firms, internet postings, advertisements in industry publications, industry event attendance, referrals and word-of-mouth networking. To attract these candidates, we will continue to offer attractive commission structures and highlight the advantages that our ETM technology platform provides in winning and maintaining new clients. We believe our business model provides us with a competitive advantage in recruiting sales representatives because it enables them to use our enhanced analytics technology and carrier network to market a broader range of services at competitive prices. Our services can be offered at no upfront cost and our clients are generally able to immediately realize tangible cost savings.
Employees
As of December 31, 2011, we had 913 employees, consisting of 513 sales representatives, 232 account executives, 60 technology personnel and 108 administrative personnel. We also had 244 independent contractors working as sales agents. We consider our employee relations to be good.
Our Clients
We provide transportation and logistics services to corporate clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. In 2011, we served over 29,300 clients using approximately 11,600 different carriers. Our clients fall into two categories: enterprise and transactional.
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
We also market Flex TMS, which is a software as-a-service transportation management service (TMS). This contractual agreement enabling our client to utilize our technology in exchange for transaction fees. Our transaction fees may be reduced to the extent that we manage a portion of the client's transportation. As of December 31, 2011, two of our enterprise clients were part of our Flex TMS programs.
We also provide small parcel consulting services to a limited number of our enterprise clients. Under these arrangements, we review the client's small parcel shipping contracts and shipment data analyzing their volumes, distribution, rates and savings opportunities, prepare negotiation strategies and directly or indirectly participate in negotiations with carriers to improve the client's rates, charges, services and commitments.
Our revenue from all enterprise clients increased in the last two years, from $109.1 million in 2009 to $165.5 million in 2010 and to $193.8 million in 2011. Our revenue from enterprise clients as a percentage of total revenue was 42% in 2009, 39% in 2010 and 32% in 2011.
Transactional Clients
We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, which are typically priced to our carriers on a spot, or transactional, basis. Our sales representatives concentrate on building relationships with our transactional clients that could benefit from the competitive pricing and enhanced service associated with our services. Our ability to work with clients on a transactional basis provides us with an opportunity to demonstrate the cost savings associated with our technology-driven services.
Our Carrier Network
Our carrier network provides our clients with substantial breadth and depth of offerings within each mode. In 2011, we used approximately 11,600 transportation providers across multiple modes of transportation. Our ability to attract new carriers to our network and maintain good relationships with our current carriers is critical to the success of our business. We rely on our carriers to provide the physical transportation services for our clients, valuable pricing information for our proprietary database and tracking information throughout the shipping process from origin to destination. We believe we provide value to our carriers by enabling them to fill excess capacity on traditionally empty routes, repositioning their equipment and therefore offsetting their substantial overhead costs to generate incremental revenue. In addition, we introduce many of our clients to new carriers and broaden each carrier's market presence by expanding its sales channels to a larger client base.
We select carriers based on their ability to effectively serve our clients with respect to price, technology capabilities, geographic coverage and quality of service. We maintain the quality of our carrier network by obtaining documentation to ensure each carrier is properly licensed and insured, and meets our safety requirements. In addition, we continuously collect information on the carriers in our network regarding capacity, pricing trends, reliability, quality control standards and overall customer service. We believe this quality control program helps to ensure that our clients receive high-quality service regardless of the carrier that is selected for an individual shipment. In 2011, we used approximately 11,600 of the over 24,000 carriers in our network to provide shipping services to our clients.
The carriers in our network are of all sizes, including large national trucking companies, mid-sized fleets, small fleets and owner-operators of single trucks. We are not dependent on any one carrier, and our largest carriers by TL, LTL and small parcel accounted for less than 1.5%, 7.7% and 4.0%, respectively, of our total transportation costs across all modes of transportation in 2011.
Competition
The commercial freight transportation services and third-party logistics industries in which we operate are highly competitive and fragmented. We have a number of competitors offering services similar to ours, which include:

•	internal shipping departments at companies that have substantial transportation requirements, many of which represent potential sales opportunities;

•	transportation brokers, such as C.H. Robinson Worldwide, Freightquote.com and Total Quality Logistics, with whom we compete most often;

•	asset-based transportation companies, such as UPS, FedEx, Schneider, Conway, JB Hunt and ABF, some of whom we frequently purchase transportation services from on behalf of our clients; and

•	smaller, niche transportation brokers and logistics companies that provide services in a specific geographic market, industry segment or service area.
 We believe the principal elements of competition in transportation and logistics services are customer service, reliability and price. Some of our competitors, such as C.H. Robinson Worldwide, have larger client bases and significantly more resources than we do. In addition, some of our competitors may have more expertise in a single transportation mode that allows them to prepare and process documentation and perform related activities pertaining to that mode of transportation more efficiently than us. We compete against these entities by establishing ourselves as a leading technology enabled service provider with industry expertise in all major modes of transportation, which enables us to respond rapidly to the evolving needs of our clients related to outsourcing transportation.
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
Our Proprietary Technology Platform
Our proprietary ETM technology platform allows us to analyze our clients' transportation requirements and provide customized shipping recommendations. We collect and store pricing and market capacity data in our ETM database from each interaction with carriers, and our database expands as a result of these interactions. We have also developed data acquisition tools that retrieve information from both private and public transportation databases, including subscription-based sources and public transportation rate boards, and incorporate that information into the ETM database. Using pricing, service and available capacity data derived from our carrier network, historical transaction information and external market sources, we are able to analyze the capabilities of our carrier network to recommend cost-effective shipping alternatives.
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
The key elements of our ETM technology platform include:
FastLane is an Internet-based web portal that allows our carriers to view shipments available for tender, update equipment availability and preferred lanes, check on the status of all unpaid invoices, unbilled shipments, shipments in transit and other information used to quickly resolve any billing discrepancies. There is also a mobile FastLane application that allows carriers to view similar information remotely.
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
EchoTrak is an Internet-based web portal that connects and integrates our clients with ETM. By entering a username and password, our clients are able to enter orders, display historical and active shipments in the ETM system using configurable data entry screens sorted by carrier, price, delivery date, destination and other relevant specifications. EchoTrak also generates automatic alerts to ensure that shipments are moving in accordance with the client specifications and timeline. There is also a mobile EchoTrak application that allows customers to perform similar functions remotely.
RateIQ2.0 is a pricing engine that manages LTL tariffs and generates rate quotes and transit times for LTL shipments. RateIQ2.0 also provides integrated tools to manage dispatch, communications, data collection and management functions relating to LTL shipments.
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
We also market Flex TMS. Flex TMS is a software-as-a-service TMS (Transportation Management System) with integrated managed services. This "a-la-carte" product provides shippers with a customized, cost effective solution for their logistics needs. It offers clients a standard solution which includes routing guide management, automated load entry, tendering and acceptance, load visibility with customized reporting and analytics complemented by industry experts to assist with freight management.
In 2009, 2010 and 2011 we spent approximately $2.5 million, $5.1 million and $5.8 million, respectively, on the development of ETM and related technologies.
Our IT infrastructure provides a high level of security for our proprietary software and database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, encryption, anti-virus software, anti-spy software, passwords and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system is backed up daily to prevent the loss of our proprietary data due to catastrophic failures or natural disasters.
We rely primarily on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions, to protect our intellectual property rights and other proprietary rights. To date, we have not registered any patents or trademarks. Some of our intellectual property rights relate to proprietary business process enhancements. It is our practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors that:

•	include a confidentiality undertaking by the employee or independent contractor;

•	ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and

•	require the employee or independent contractor to cooperate with us to protect our intellectual property during and after his or her relationship with us.

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
Risk Management and Insurance
If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our customers' behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier.. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss. We mitigate this risk by using our quality program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide to us. In addition, we carry our own insurance to protect against client claims for damaged shipments, in cases where a carrier's coverage may have lapsed.
 We extend credit to certain clients as part of our business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. Our finance department reviews each credit request and considers, among other things, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that pass our credit request procedures may receive a line of credit or an increase in their existing credit amount. We believe this review and approval process helps mitigate the risk of client defaults on extensions of credit and the related bad debt expense. Additionally, the Company maintains a credit insurance policy for certain accounts.
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
Our Website

Our website is http://www.echo.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practical after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

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
The success of our business depends to a large extent on our relationships with clients and our reputation for providing high-quality technology enabled transportation and logistics services. We do not own or control the transportation assets that deliver our clients' freight, and we do not employ the people directly involved in delivering the freight. We rely on independent third parties to provide TL, LTL, small parcel, inter-modal, domestic air, expedited and international services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our clients with important service data and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our commitments to our clients, our operating results could be adversely affected, and our clients could utilize the services of our competitors temporarily or permanently. Many of these risks are beyond our control and difficult to anticipate, including:

•	changes in rates charged by transportation providers;

•	supply shortages in the transportation industry, particularly among TL carriers;

•	interruptions in service or stoppages in transportation as a result of labor disputes; and

•	changes in regulations impacting transportation.
If any of the third parties we rely on do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged and our business could be harmed.
Higher carrier prices may result in decreased net revenue margin.
Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing.
Competition could substantially impair our business and our operating results.
Competition in the transportation services industry is intense. We compete against other transportation brokers as well as asset-based transportation companies and smaller, niche transportation brokers and logistics companies that provide services in a specific geographic market, industry segment or service area. We also compete against carriers' internal sales forces and shippers' transportation departments. At times, we buy transportation services from our competitors. Historically, competition has created a downward pressure on freight rates and continuation of this rate pressure may adversely affect our revenue and income from operations.

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
We are reliant on technology to operate our business and our continued success is dependent on our systems continuing to provide the necessary support to service our customers effectively.
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
A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our ten largest clients, collectively, accounted for 23% and 19% of our revenue in 2010 and 2011, respectively. We are likely to continue to experience ongoing customer concentration, particularly if we are successful in attracting large enterprise clients. It is possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from one or more of our major clients would adversely affect our results of operations.
Our ability to appropriately staff and retain employees is important to our business.
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
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark, and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date we have not pursued patent protection for our technology. We also have not registered trademarks to protect our brands. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights; imitating or duplicating our technology, services or methodologies, including ETM; or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, ETM incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We have a long selling cycle to secure a new enterprise contract and a long implementation cycle, which require significant investments of resources.
We typically face both a long selling and implementation cycle to secure a new enterprise contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our enterprise selling cycle, which can take up to six months, is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services (such as other providers or in-house resources) and the timing of our clients' budget cycles and approval processes.
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
Our transactional clients, which accounted for approximately 61% and 68% of our revenue in 2010 and 2011, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with enterprise clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If the Company fails to adhere to the terms of the contract or provide the negotiated level of cost savings, the client can terminate the relationship. Enterprise contracts accounting for 8.3% and 9.8% of our revenue in 2011 are scheduled to expire (subject to possible renewal) in 2012 and 2013, respectively.
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
Fuel prices recently reached historically high levels and continue to be volatile and difficult to predict. In the event fuel prices rise, carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to continue to pass through to our clients the full amount of these increased costs. Higher fuel costs could also cause material shifts in the percentage of our revenue by transportation mode, as our clients may elect to utilize alternative transportation modes. In addition, increased volatility in fuel prices may affect our gross profits and income from operations if we are not able to pass through to our clients any higher costs associated with such volatility. Any material shifts to transportation modes with respect to which we realize lower gross profit margins could impair our operating results.
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
We use our proprietary technology platform to compile freight and logistics data from our network of over 24,000 carriers. In 2011, we used approximately 11,600 transportation providers across multiple modes of transportation. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for ETM, which could affect our ability to obtain favorable pricing for our clients.
Our obligation to pay our carriers is not contingent upon receipt of payment from our clients, and we extend credit to certain clients as part of our business model.
In most cases, we take full risk of credit loss for the transportation services we procure from carriers. Our obligation to pay our carriers is not contingent upon receipt of payment from our clients. In 2010 and 2011, our revenue was $426.4 million and $602.8 million, respectively, and our top 10 clients accounted for 23% and 19% of our revenue, respectively. If any of our key clients fail to pay for our services, our profitability would be negatively impacted.
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
We are currently providing customs broker services through contacts with licensed customs brokers. We have registered as an indirect air carrier with the Transportation Security Administration, and as a registered indirect air carrier we are required to comply with air security regulations imposed by the Transportation Security Administration.
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
Our growth and profitability may not continue, which may result in a decrease in our stock price.
There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.
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
The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in October 2009 through March 6, 2012, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.04 on November 11, 2010 to a high of $19.38 on February 16, 2012.
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
In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and distracting to management. As a result, you could lose all or part of your investment.
Because a limited number of stockholders control the majority of the voting power of our common stock, our other stockholders will not be able to determine the outcome of stockholder votes.
As of December 31, 2011, Eric P. Lefkofsky, Richard A. Heise, Jr., Bradley A. Keywell and affiliates of New Enterprise Associates, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, approximately 44% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.
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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
Our principal executive offices are located in Chicago, Illinois. As of December 31, 2011, we conducted our business from the following properties, all of which are leased:

Location	Use
Chicago, Illinois	Corporate Headquarters
Park City, Utah	Business Development
Los Angeles, California	Business Development
Vancouver, Washington	Business Development
Matteson, Illinois	Business Development
Little Rock, Arkansas	Business Development
Troy, Michigan	Business Development
Buffalo, Minnesota	Business Development
Coon Rapids, Minnesota	Business Development
Atlanta, Georgia	Business Development
Andover, Minnesota	Business Development
Dallas, Texas	Business Development
Green Bay, Wisconsin	Business Development
Bend, Oregon	Business Development
San Franciso, California	Business Development
Phoenix, Arizona	Business Development
Rochester, New York	Business Development

We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Item 3.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable, net of allowance for doubtful accounts, as of December 31, 2011. The allowance for doubtful accounts has been adjusted to reflect our estimate of the probable outcome of this dispute. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

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

2010	High	Low
First Quarter	$14.02	$10.18
Second Quarter	$14.00	$11.80
Third Quarter	$13.85	$10.73
Fourth Quarter	$16.09	$9.85
2011	High	Low
First Quarter	$14.00	$11.17
Second Quarter	$17.96	$13.03
Third Quarter	$18.53	$12.02
Fourth Quarter	$17.13	$11.42
Holders
As of March 7, 2012, there were 14 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
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
In 2011, we used approximately $5.0 million of net proceeds on new business acquisitions. This included $0.5 million which was used to fund earn-out payments made related to 2007 acquisitions as certain performance measurements were achieved. We plan to invest the remaining proceeds to further expand our sales force, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
The following table presents selected consolidated financial and other data as of and for the periods indicated. The share amounts and per share dollar amounts below give effect to our one-for-two reverse stock split retroactively. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2007	2008	2009	2010	2011
	(dollars and shares in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$95,461	$202,807	$259,561	$426,374	$602,764
Transportation costs	75,535	159,717	203,893	345,209	485,547
Net revenue	19,926	43,090	55,668	81,165	117,217
Operating expenses (income):
Commissions	4,433	11,799	15,816	24,871	35,872
Selling, general and administrative	12,037	23,115	29,984	40,607	54,327
Contingent consideration	—	—	(983)	(4,700)	(246)
Depreciation and amortization	1,845	3,231	4,991	6,926	8,330
Total operating expenses	18,315	38,145	49,808	67,704	98,283
Income from operations	1,611	4,945	5,860	13,461	18,934
Other income (expense)	191	(144)	(1,275)	(291)	(273)
Income before income taxes	1,802	4,801	4,585	13,170	18,661
Income tax benefit (expense)	(749)	(1,926)	611	(4,765)	(6,613)
Net income	1,053	2,875	5,196	8,405	12,048
Dividends on preferred shares	(1,054)	(1,054)	(807)	—	—
Net income (loss) applicable to common stockholders	$(1)	$1,821	$4,389	$8,405	$12,048
Net income (loss) per share of common stock:
Basic	$—	$0.15	$0.30	$0.38	$0.54
Diluted	$—	$0.14	$0.29	$0.38	$0.53
Shares used in per share calculations:
Basic	11,713	12,173	14,703	21,863	22,132
Diluted	11,713	12,817	15,089	22,239	22,577

	Years ended December 31,
	2007	2008	2009	2010	2011

Other data:
Enterprise clients(1)	62	92	116	148	177
Transactional clients served in period(2)	4,566	11,952	15,259	22,617	29,155
Total clients(3)	4,628	12,044	15,375	22,765	29,332
Employees, agents and independent contractors(4)	344	664	835	908	1,157

____________________

(1)	Reflects number of enterprise clients on the last day of the applicable period.
(2) Reflects number of transactional clients served in the applicable period.
(3) Reflects total number of enterprise clients determined on the last day of the applicable period and number of transactional clients served in the applicable period.
(4) Reflects number of employees, agents and independent contractors on the last day of the applicable period.

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$1,569	$1,873	$47,804	$43,218	$47,007
Working capital	3,556	3,209	65,637	63,591	70,111
Total assets	27,106	45,909	132,675	161,548	200,498
Total liabilities	12,540	27,082	38,885	56,570	81,176
Series D convertible preferred shares	18,695	19,742	—	—	—
Cash dividends per common share	—	—	—	—	—
Total stockholders' equity (deficit)	$(4,129)	$(915)	$93,790	$104,978	$119,322

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

We procured transportation and provided logistics services for more than 29,300 clients for the year ended December 31, 2011 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Years Ended December 31,
	2009	2010	2011
(dollars and shares in thousands, except per share data)	(dollars and shares in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$259,561	$426,374	$602,764
Transportation costs	203,893	345,209	485,547
Net revenue	55,668	81,165	117,217
Operating expenses (income):
Commissions	15,816	24,871	35,872
Selling, general and administrative	29,984	40,607	54,327
Contingent consideration	(983)	(4,700)	(246)
Depreciation and amortization	4,991	6,926	8,330
Total operating expenses	49,808	67,704	98,283
Income from continuing operations	5,860	13,461	18,934
Other expense	(1,275)	(291)	(273)
Income before income taxes	4,585	13,170	18,661
Income tax benefit (expense)	611	(4,765)	(6,613)
Net income	$5,196	$8,405	$12,048
Dividends on preferred shares	(807)	—	—
Net income applicable to common stockholders	4,389	8,405	12,048
Net income per share of common stock:
Basic	$0.30	$0.38	$0.54
Diluted	$0.29	$0.38	$0.53
Shares used in per share calculations:
Basic	14,703	21,863	22,132
Diluted	15,089	22,239	22,577

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $259.6 million, $426.4 million and $602.8 million for the years ended December 31, 2009, 2010 and 2011, respectively, reflecting growth rates of 64% and 41%, in 2010 and 2011, respectively, as compared to the corresponding prior year.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of December 31, 2011, we had 177 enterprise clients and, for the year ended December 31, 2011, we served 29,155 transactional clients. For the year ended December 31, 2011, we added 29 enterprise clients. For the years ended December 31, 2009, 2010 and 2011, enterprise clients accounted for 42%, 39% and 32%, of our revenue, respectively, and transactional clients accounted for 58%, 61% and 68%, of our revenue, respectively. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and small parcel. Other transportation modes include inter-modal, domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2011, LTL accounted for 48% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 5% of our revenue and other transportation modes accounted for 3% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. In 2009, 2010 and 2011, our net revenue was $55.7 million, $81.2 million and $117.2 million, respectively, reflecting growth rates of 46% and 44% in 2010 and 2011, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, selling, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. In 2009, 2010 and 2011, commission expense was 28.4%, 30.6% and 30.6%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses primarily consist of compensation costs for our sales (excluding commission expense), operations, information systems, finance and administrative support employees. In 2009, 2010 and 2011, our selling, general and administrative expenses were $29.9 million, $40.6 million and $54.3 million, respectively. In 2009, 2010 and 2011, selling, general and administrative expenses as a percentage of net revenue were 53.9%, 50.0% and 46.3%, respectively.

Our contingent consideration income (expense) consists of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent liability is included in the selling, general and administrative expenses in our consolidated statement of income. In 2009, 2010 and 2011, we recorded a reduction of $1.0 million, $4.7 million and $0.2 million, respectively, in contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. In 2009, 2010 and 2011, depreciation expense was $4.0 million, $5.1 million and $5.9 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, trade names and non-compete agreements. In 2009, 2010 and 2011, amortization expense was $1.0 million, $1.8 million and $2.4 million, respectively.

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
As a result of our conversion, we account for income taxes in accordance with ASC Topic 740 , under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In connection with our conversion, we used $9.4 million of our net proceeds from the issuance of our Series D preferred stock to redeem certain of our Series A common units. Because we redeemed the units as a limited liability company, the cash distribution was taxable to the members and our tax basis increased resulting in the recognition of a deferred tax asset of $3.8 million, for which we recorded a valuation allowance of $2.0 million and a corresponding net increase to additional paid in capital of $2.0 million. The Company evaluated this valuation allowance as of December 31, 2009 and determined it was more likely than not that the existing deferred tax assets would be fully realized, thus the valuation allowance was reduced to zero with the corresponding income tax benefit recorded to income tax expense in 2009. There were no valuation allowance changes in 2010 or 2011 that impacted our income tax expense.

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
In accordance with ASC Topic 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs.
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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other : Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment. As a result, the Company assessed the qualitative factors and determined no further testing was necessary. If further testing is warranted, the Company evaluates the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 7 years, 3 years and 3 years, respectively.
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

Initial Public Offering Costs
Costs associated with the initial public offering were reclassified to additional paid-in-capital upon completion of the initial public offering in October of 2009. At the end of 2009, approximately $270,000 in accrued costs were reclassified to additional paid-in-capital. These costs were paid in the first quarter of 2010 in addition to approximately $50,000 in costs that had not been accrued for as of December 31, 2009.
Results of Operations
The following table sets forth our consolidated statements of income data for the periods presented in both thousands of dollars and as a percentage of our net revenue:

	Years Ended December 31,
	2009	2010	2011
	(dollars in thousands)
Consolidated statements of operations data:
Revenue	$259,561	$426,374	$602,764
Transportation costs	203,893	345,209	485,547
Net revenue	$55,668	$81,165	$117,217
Operating expenses (income):
Commissions	15,816	24,871	35,872
Selling, general and administrative expenses	29,984	40,607	54,327
Contingent consideration	(983)	(4,700)	(246)
Depreciation and amortization	4,991	6,926	8,330
Total operating expenses	49,808	67,704	98,283
Income from operations	$5,860	$13,461	$18,934
Stated as a percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Commissions	28.4%	30.6%	30.6%
Selling, general and administrative expenses	53.9%	50.0%	46.3%
Contingent consideration	(1.8)%	(5.8)%	(0.2)%
Depreciation and amortization	9.0%	8.5%	7.1%
Total operating expenses	89.5%	83.3%	83.8%
Income from operations	10.5%	16.7%	16.2%

Comparison of years ended December 31, 2011 and 2010

Revenue

Our revenue increased by $176.4 million, or 41.4%, to $602.8 million in 2011 from $426.4 million in 2010. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, tighter capacity and higher fuel prices, in both the LTL and TL marketplace, led to higher transportation rates. Included in this increase was $61.9 million of additional revenue generated in 2011 from acquisitions completed in 2010 and 2011.

Our revenue from enterprise clients increased by $28.3 million, or 17.1%, to $193.8 million in 2011 from $165.5 million in 2010, resulting from an increase in the number of enterprise clients, shipments executed and increases in transportation rates. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 32.1% of our revenue in 2011 from 38.8% in 2010. As of December 31, 2011, we had 177 enterprise clients under contract, which was an increase of 29 compared to 148 enterprise clients under contract as of December 31, 2010.

Our revenue from transactional clients increased by $148.1 million, or 56.8%, to $409.0 million in 2011 from $260.9 million in 2010. The growth in revenue from transactional clients during 2011 was driven by the increase in the number of our transactional clients and an increase in the revenue per transactional client, partially due to higher transportation rates. Our percentage of revenue from transactional clients increased to 67.9% of our revenue for the year ended December 31, 2011 from 61.2% of our revenue for the year ended December 31, 2010. We served over 29,000 transactional clients in 2011, an increase of approximately 6,300 compared to the 22,700 transactional clients served in 2010.

Transportation costs

Our transportation costs increased by $140.3 million, or 40.6%, to $485.5 million in 2011 from $345.2 million in 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.6% in 2011 from 81.0% in 2010 due to an increased number of LTL shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $36.0 million, or 44.3%, to $117.2 million in 2011 from $81.2 million in 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.4% in 2011 from 19.0% in 2010. The increase in net revenue margins was the result of a higher mix of LTL revenue in 2011 and also reflect our ability to pass on higher transportation rates to our customers.

Operating expenses

Commission expense increased by $11.0 million, or 44.2%, to $35.9 million in 2011 from $24.9 million in 2010. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $13.7 million, or 33.8%, to $54.3 million in 2011 from $40.6 million in 2010. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, general and administrative expenses decreased to 46.3% in 2011 from 50.0% in 2010. The decrease, as a percentage of net revenue, is primarily attributable to additional operating leverage over facilities and other administrative expenses resulting from the growth in our business.

Contingent consideration

The change in contingent consideration for the years ended December 31, 2010 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The benefit recognized in our consolidated statement of income from contingent consideration decreased by $4.5 million, or 94.8%, to $0.2 million for the year ended December 31, 2011 from $4.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, the benefit primarily related to a decrease in the contingent liability due to DNA Freight Inc. ("DNA") of $1.7 million offset by increases in the contingent liability due to Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI"), Lubenow Logistics, LLC ("Lubenow")and Freight Lanes International Inc. ("FLI") of $0.5 million, $0.4 million, $0.2 million and $0.2 million, respectively. These adjustments were the result of financial performance, changes to the forecasted financial performance of each acquisition and an amendment to the terms of the DNA Freight Inc. ("DNA") purchase agreement related to contingent consideration. DNA did not experience the growth needed to achieve the first-year EBITDA performance measures set forth in the asset purchase agreement. As a result, the value of the first year earn-out payment was reduced to zero and the value of future earn-out payments was partially reduced, as there is an increased probability that future EBITDA earn-out targets will not be achieved. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2011. For the year ended December 31, 2010, the benefit related to a decrease in the contingent liability of $3.0 million and $1.4 million due to RayTrans Distribution Services, Inc. ("RDS") and FMI, respectively. These adjustments were the result of these acquisitions not meeting the necessary EBITDA growth targets set forth in the respective asset purchase agreements and changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $0.8 million, or 15.7%, to $5.9 million in 2011 from $5.1 million in 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.6 million, or 33.3%, to $2.4 million in 2011 from $1.8 million in 2010. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2010 and 2011.

Income from operations

Income from operations increased by $5.4 million, or 40.0%, to $18.9 million in 2011 from $13.5 million in 2010. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained consistent at $0.3 million in 2010 and 2011.

Income tax expense increased to $6.6 million in 2011 from $4.8 million in 2010. Our effective tax rate decreased from approximately 36.2% in 2010 to 35.4% in 2011. The decrease in the effective tax rate was primarily the result of the reinstatement of the research and development tax credit for the State of Illinois in the fourth quarter of 2011.

Net Income

Net income increased by $3.6 million, or 42.9%, to $12.0 million in 2011 from $8.4 million in 2010 related to the items previously discussed.

Comparison of years ended December 31, 2010 and 2009
Revenue
Our revenue increased by $166.8 million, or 64.3%, to $426.4 million in 2010 from $259.6 million in 2009. The increase was primarily attributable to the increase in the number of our clients, the total number of shipments executed on behalf of, and services provided to these clients. The increase was also partially due to an increase in transportation rates due to pricing increases caused by a reduction in capacity in the truckload marketplace during 2010. Included in the increase was $45.3 million of revenue generated in 2010 from acquisitions that were completed in 2009 and 2010.
Our revenue from enterprise clients increased by $56.4 million, or 51.7%, to $165.5 million in 2010 from $109.1 million in 2009, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 39% of our revenue in 2010 from 42% of our revenue in 2009. As of December 31, 2010, we had 148 enterprise clients under contract, which was an increase of 32, compared to 116 enterprise clients under contract as of December 31, 2009.
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
Net revenue
Net revenue increased by $25.5 million, or 45.8%, to $81.2 million in 2010 from $55.7 million in 2009. The growth in the total number of shipments executed to service of our clients accounted for most of the increase in our net revenue during this period. The remaining increase in net revenue was the result of the $11.4 million generated from acquisitions completed in 2009 and 2010. Net revenue margins decreased to 19.0% in 2010 from 21.4% in 2009. The decrease in net revenue margins was the result of tightening in capacity in the truckload market resulting in higher costs and higher mix of truckload revenue.

Operating expenses
Commission expense increased by $9.1 million, or 57.3%, to $24.9 million in 2010 from $15.8 million in 2009. This increase is attributable to the increase in net revenue.
General and administrative expenses increased by $10.6 million, or 23.8%, to $40.6 million in 2010 from $30.0 million in 2009. The increase is primarily the result of hiring personnel to support our growth.

Contingent consideration

The change in contingent consideration for the years ended December 31 2009 and 2010, respectively, resulted in a net decrease in our contingent consideration obligation. The resulting benefit recognized in our consolidated statement of income from contingent consideration increased by $3.7 million, or 378.3%, to $4.7 million for the twelve month period ended December 31, 2010 from a benefit of $1.0 million for the twelve month period ended December 31, 2009. The increase in the change was the reduction of the contingent consideration liabilities due to the sellers of RDS and FMI. RDS did not experience the necessary growth to earn its first year earn-out target and the first year earn-out target value was partially reduced in 2009. In 2010, the changes in the forecasted growth and financial performance of RDS indicated that it was unlikely that they would achieve future earn-out payments and the fair value of the future payments was reduced to zero in 2010. Similarly, the benefit recognized related to the FMI contingent consideration liability was the result of FMI's financial performance, changes to the forecasted financial performance of FMI and an amendment to the terms of the FMI purchase agreement. FMI did not experience the growth needed to achieve the first-year EBITDA performance measures set forth in the asset purchase agreement. As a result, the value of the first year earn-out payment was reduced for FMI and the likelihood of not achieving future targets increased, further reducing the liability related to future earn-out payments.
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

	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share data) (unaudited)
Revenue	$89,104	$109,905	$113,533	$113,832	$129,446	$151,504	$158,956	$162,857
Net revenue	17,045	20,049	21,466	22,605	25,526	29,286	30,619	31,784
Operating Income	2,026	3,126	4,254	4,055	3,589	4,700	5,451	5,196
Net income	1,236	1,926	2,595	2,648	2,241	2,895	3,380	3,532
Net income applicable to common stockholders	1,236	1,926	2,595	2,648	2,241	2,895	3,380	3,532
Net income per share of common stock:
Basic	$0.06	$0.09	$0.12	$0.12	$0.10	$0.13	$0.15	$0.16
Diluted	$0.06	$0.09	$0.12	$0.12	$0.10	$0.13	$0.15	$0.16

Liquidity and Capital Resources

As of December 31, 2011, we had $47.0 million in cash and cash equivalents, $70.1 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2012.

Cash provided by (used in) operating activities

For the year ended December 31, 2011, $15.7 million of cash was provided by operating activities, representing an increase of $7.1 million compared to the year ended December 31, 2010. In 2011, we generated $21.5 million in cash from net income, adjusted for non-cash operating items as compared to $14.3 million in 2010 and $8.9 in 2009. The cash generated from net income were offset by changes to working capital, primarily related to increases to accounts receivable and accounts payable balances related to the growth of our business. The changes in accounts receivable exceed changes in payables due to our tendency to fulfill our obligation to our carriers before payment from the customer is received.

Cash used in investing activities

Cash used in investing activities was $11.3 million and $14.8 million during the years ended December 31, 2011 and 2010, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. Our capital expenditures were $4.3 million, $6.2 million and $6.4 million for the years ended December 31 2009, 2010 and 2011, respectively. During the year ended December 31, 2011, we used $4.5 million for three new acquisitions, and paid a $0.5 million earn-out payment to the former owners of Mountain Logistics. In 2009 and 2010, we used approximately $7.2 and $8.6 on two and five acquisitions throughout those years, respectively. In 2010, $1.9 million related to earn-out payments to the former owners of Mountain Logistics.

Cash provided by (used in) financing activities

During the year ended December 31, 2011, net cash used in financing activities was $0.6 million compared to cash provided by financing activities of $1.6 million for the year ended December 31, 2010. 2011 cash used in financing activities was primarily attributable to the exercise of employee stock options offset by a contingent consideration payment of $1.3 million. For the year ended December 31, 2010, the cash provided by financing activities was primarily related to the exercise of employee stock options. In 2009, the cash provided by financing activities was the result of our initial public offering in the fourth quarter of 2009 offset by payments to reduce our outstanding debt obligations.

Credit facility

As of December 31, 2011, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2012. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2011, we were not in violation of any of these various covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $5.3 million of potential earn-out payments in 2012 due in connection with our acquisitions. We currently expect to use up to $7.0 million for capital expenditures by the end of 2012. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations
As of December 31, 2011, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$210	$185	$25	$—	$—
Operating lease	9,737	2,601	6,574	562	—
Contingent consideration obligations(1)	12,852	5,279	7,573	—	—
Total	$22,799	$8,065	$14,172	$562	$—
____________________

(1)
Amounts relate to contingent consideration for the acquisitions of DSI, FMI, Resource Group and Associates, DSI, Lubenow, FLI, DNA, Nationwide Traffic Services, Inc., Advantage Transport, Inc. and Trailer Transport Systems acquisitions.

Recent Accounting Pronouncements
On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. We will adopt this ASU for the interim period ending March 31, 2012. Early adoption is not permissible, and this ASU must be applied prospectively.
On September 15, 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption was permitted. We early adopted the standard when performing our goodwill impairment tests in 2011.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2009, 2010 and 2011.

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
Management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on management’s assessment using those criteria, as of December 31, 2011, management believes that the Company’s internal controls over financial reporting are effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2011, 2010 and 2009 and the Company’s internal control over financial reporting as of December 31, 2011. Their reports are presented on the following pages.

Echo Global Logistics, Inc.
March 7, 2012

Report of Independent Registered Public Accounting Firm On
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and subsidiaries; internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Echo Global Logistics, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Echo Global Logistics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Echo Global Logistics, Inc. and subsidiaries, and our report dated March 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 7, 2012

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$43,218,164	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,786,776 and $3,017,742 at December 31, 2010 and 2011, respectively	60,316,454	89,191,456
Income taxes receivable	—	636,362
Prepaid expenses	8,063,892	4,634,612
Other current assets	396,613	164,286
Total current assets	111,995,123	141,634,025
Property and equipment, net	9,638,800	10,834,526
Intangible assets:
Goodwill	32,597,577	41,476,212
Intangible assets, net of accumulated amortization of $4,098,246 and $6,563,870 at December 31, 2010 and 2011, respectively	6,974,818	6,281,452
Other assets	341,863	271,871
Total assets	$161,548,181	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,097,083	$59,949,927
Current maturities of capital lease obligations	274,282	175,166
Due to seller-short term	2,720,517	5,278,889
Accrued expenses	3,398,620	5,195,545
Income tax payable	125,111	—
Deferred income taxes	1,788,286	923,208
Total current liabilities	48,403,899	71,522,735
Due to seller-long term	7,073,102	7,573,392
Deferred income taxes	946,608	2,056,275
Capital lease obligations, net of current maturities	146,559	24,086
Total liabilities	56,570,168	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,043,850 and 22,155,857 shares were issued and outstanding at December 31, 2010 and December 31, 2011, respectively	2,205	2,216
Additional paid-in capital	91,152,070	93,447,472
Retained earnings	13,823,738	25,871,910
Total stockholders' equity	104,978,013	119,321,598
Total liabilities and stockholders' equity	$161,548,181	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2009	2010	2011
REVENUE	$259,560,658	$426,373,975	$602,763,471

COSTS AND EXPENSES:
Transportation costs	$203,892,962	$345,208,575	$485,546,842
Selling, general, and administrative expenses	44,816,750	60,778,106	89,952,126
Depreciation and amortization	4,990,919	6,926,118	8,329,836
INCOME FROM OPERATIONS	5,860,027	13,461,176	18,934,667
Interest income	23,971	93,098	115,749
Interest expense	(792,303)	(51,413)	(21,154)
Other, net	(506,255)	(333,060)	(367,771)
OTHER EXPENSE	(1,274,587)	(291,375)	(273,176)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,585,440	13,169,801	18,661,491
INCOME TAX BENEFIT (EXPENSE)	610,544	(4,765,163)	(6,613,319)
NET INCOME	$5,195,984	$8,404,638	$12,048,172
DIVIDENDS ON PREFERRED SHARES	$(806,625)	$—	$—
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$4,389,359	$8,404,638	$12,048,172
Basic net income per share	$0.30	$0.38	$0.54
Diluted net income per share	$0.29	$0.38	$0.53
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2010 and 2011

	Common A		Series B Preferred		Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2009	12,323,352	$2,466	62,500	$27,416	—	$—	$(1,974,698)	$1,029,741	$(915,075)
Preferred Series B dividends	—	—	—	(27,404)	—	—	—	(5,751)	(33,155)
Preferred Series D dividends	—	—	—	—	—	—	—	(800,874)	(800,874)
Share compensation expense	—	—	—	—	—	—	521,764	—	521,764
Exercise of stock options	81,250	16	—	—	—	—	151,985	—	152,001
Vesting of restricted shares	157,500	32	—	—	275,000	28	3,928,690	—	3,928,750
Conversion of Preferred Series D	—	—	—	—	3,169,057	317	17,052,851	—	17,053,168
Conversion to Common Stock	(12,562,102)	(2,514)	(62,500)	(12)	12,624,602	1,262	1,264	—	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	112,636	—	112,636
Initial public offering proceeds	—	—	—	—	5,700,000	570	68,574,304	—	68,574,874
Net income	—	—	—	—	—	—	—	5,195,984	5,195,984
Balance at December 31, 2009	—	—	—	—	21,768,659	$2,177	$88,368,796	$5,419,100	$93,790,073
Share compensation expense	—	—	—	—	—	—	592,372	—	592,372
Payment of costs related to initial public offering	—	—	—	—	—	—	(49,000)	—	(49,000)
Exercise of stock options	—	—	—	—	275,191	28	1,449,209	—	1,449,237
Tax benefit from exercise of stock options	—	—	—	—	—	—	790,693	—	790,693
Net income	—	—	—	—	—	—	—	8,404,638	8,404,638
Balance at December 31, 2010	—	—	—	—	22,043,850	$2,205	$91,152,070	$13,823,738	$104,978,013
Share compensation expense	—	—	—	—	—	—	1,343,752	—	1,343,752
Exercise of stock options	—	—	—	—	112,007	11	797,315	—	797,326
Tax benefit from exercise of stock options	—	—	—	—	—	—	154,335	—	154,335
Net income	—	—	—	—	—	—	—	12,048,172	12,048,172
Balance at December 31, 2011	—	—	—	—	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598

See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2010	2011
Operating activities
Net income	$5,195,984	$8,404,638	$12,048,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(792,683)	3,074,654	5,862
Noncash stock compensation expense	521,764	592,372	1,343,752
Reduction in contingent consideration due to seller	(982,620)	(4,700,192)	(246,347)
Depreciation and amortization	4,990,919	6,926,118	8,329,836
Change in assets, net of acquisitions:
Accounts receivable	(16,540,665)	(15,353,802)	(23,887,014)
Taxes receivable	436,357	469,228	(761,473)
Prepaid expenses and other assets	(3,274,551)	(1,131,542)	3,613,400
Change in liabilities, net of acquisitions:
Accounts payable	6,351,831	10,425,014	15,153,931
Accrued expenses and other	(1,508,476)	(64,149)	149,461
Net cash provided by (used in) operating activities	(5,602,140)	8,642,339	15,749,580
Investing activities
Purchases of property and equipment	(4,273,593)	(6,214,413)	(6,372,116)
Payments for acquisitions, net of cash acquired	(7,226,281)	(8,623,613)	(4,972,811)
Net cash used in investing activities	(11,499,874)	(14,838,026)	(11,344,927)
Financing activities
Principal payments on capital lease obligations	(246,724)	(302,518)	(262,169)
Borrowings (payments) on credit line	(5,000,000)	—	—
Tax benefit of stock options exercised	112,636	790,693	154,335
Payment of contingent consideration	—	—	(1,305,000)
Borrowings on subordinated debt from related party	7,500,000	—	—
Payments on subordinated debt from related party	(7,500,000)	—	—
Payment of costs associated with initial public offering	(2,676,430)	(327,265)	—
Issuance of shares, net of issuance costs	152,001	1,449,237	797,326
Payment of dividends on preferred shares	(3,522,687)	—	—
Initial public offering proceeds	74,214,000	—	—
Net cash provided by (used in) financing activities	63,032,796	1,610,147	(615,508)
Increase (decrease) in cash and cash equivalents	45,930,782	(4,585,540)	3,789,145
Cash and cash equivalents, beginning of period	1,872,922	47,803,704	43,218,164
Cash and cash equivalents, end of period	$47,803,704	$43,218,164	$47,007,309
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$741,844	$51,600	$21,154
Cash paid for income taxes	125,000	581,014	7,337,331
Non-cash investing activity
Issuance of common stock in connection with Mountain Logistics acquisition	3,850,000	—	—
Purchases of furniture and equipment with capital lease	353,385	—	—
Non-cash financing activity
Vesting of restricted shares	78,750	—	—
Due to seller	7,252,661	8,633,770	4,610,009
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

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
Fair Value of Financial Instruments
As of December 31, 2010 and 2011, the carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and a line of credit, approximate their fair values due to their short term nature. The fair value of due to seller is determined based on the likelihood of contingent earn-out payments.
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
Years Ended December 31, 2009, 2010 and 2011

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
Years Ended December 31, 2009, 2010 and 2011

Capital leases are amortized over the shorter of the useful life or related lease term.
Internal Use Software
The Company has adopted the provisions of ASC Topic 350 Intangibles - Goodwill and Other. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization expense for the years ended December 31, 2009, 2010 and 2011 was $2,671,009, $3,580,153 and $4,260,936 respectively. At December 31, 2010 and 2011, the net book value of internal use software costs was $6,044,079 and $7,752,264, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. The Company assessed the qualitative factors and determined no further testing was necessary. If further testing was necessary, the Company would have tested the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. Topic ASC 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 7 years, 3 years and 3 years, respectively.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

Initial Public Offering Costs
Costs associated with the initial public offering were reclassified to additional paid-in-capital upon completion of the initial public offering in October of 2009. At the end of 2009, approximately $270,000 in costs that had been reclassified to additional paid-in-capital still had not been paid. These costs were paid in the first quarter of 2010 in addition to approximately $50,000 in costs that had not been accrued for as of December 31, 2009 but related to the initial public offering.
Reclassifications
Certain prior year amounts have been reclassified from accounts receivable to prepaid expenses to conform to the current year presentation.

3. New Accounting Pronouncements
On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. The Company will adopt this ASU for the interim period ending March 31, 2012. Early adoption is not permissible, and this ASU must be applied prospectively.
On September 15, 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption was permitted. The Company early adopted the standard when performing its goodwill impairment tests in 2011.

4. Acquisitions

2007 Acquisition

Mountain Logistics Acquisition

Effective May 1, 2007, the Company acquired Mountain Logistics, Inc. (Mountain Logistics), a non-asset based third-party logistics provider with offices in Park City, Utah and Los Angeles, California, and the results of Mountain Logistics have been included in the consolidated financial statements since that date. For the years ended December 31, 2010 and 2011, the Company paid $1,850,000 and $500,000, respectively, in contingent consideration related to this 2007 acquisition. The contingent consideration paid was recorded as additional goodwill as of December 31, 2010 and December 31, 2011, in accordance with accounting guidance prior to the Company's adoption of ASC 805 Business Combinations on January 1, 2009.

2010 Acquisitions

Distribution Services Inc.

Effective January 1, 2010, the Company acquired Distribution Services Inc. (DSI), a non-asset based third-party logistics provider with offices in Coon Rapids, Minnesota, and the results of DSI have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of DSI as of the acquisition date for $728,056. An additional $2,080,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $1,947,161 of goodwill, of which $1,817,264 related to contingent consideration. For the year ended December 31, 2011, the Company recorded an increase of $388,305, to the contingent consideration obligation as a result of increases to the forecasted financial performance

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

of DSI, resulting in a liability due to seller of $1,909,966 at December 31, 2011. For the year ended December 31, 2010, the Company recorded a reduction of $295,602 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DSI resulting in a liability due to seller of $1,521,661 at December 31, 2010. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to DSI to be $2,080,000. Pro forma results of 2010 acquisitions have been included in aggregate below. The amount of goodwill deductible for U.S. income tax purposes is approximately $130,000, excluding future contingent consideration payments.

Resource Group and Associates

Effective January 1, 2010, the Company acquired Resource Group and Associates (RGA), a non-asset based third-party logistics provider with offices in Andover, Minnesota, and the results of RGA have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of RGA as of the acquisition date for $1,027,696. An additional $600,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2012. As a result of the acquisition, the Company recorded $1,383,867 of goodwill, of which $785,248 is related to contingent consideration. In January 2011, the Company paid RGA $200,000 as certain performance measures of the purchase agreement were met as of December 31, 2010. This payment reduced the contingent consideration liability. For the year ended December 31, 2011, the Company recorded an increase of $79,909 to the contingent consideration obligation as a result of increases to the forecasted financial performance of RGA, resulting in a liability due to seller of $577,358 at December 31, 2011. For the year ended December 31, 2010, the Company recorded a reduction of $87,799 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of RGA resulting in a liability due to seller of $697,449 at December 31, 2010. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to RGA to be $600,000. Pro forma results of 2010 acquisitions have been included in "Summary and Proforma Information for 2010 Acquisitions" below. The amount of goodwill deductible for U.S. income tax purposes is approximately $599,000, excluding future contingent consideration payments.

Lubenow Logistics, LLC

Effective May 1, 2010, the Company acquired Lubenow Logistics, LLC (Lubenow), a non-asset based third-party logistics provider with offices in Green Bay, Wisconsin, and the results of Lubenow have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of Lubenow as of the acquisition date for $522,500. An additional $1,120,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to April 30, 2015. As a result of the acquisition, the Company recorded $1,077,859 of goodwill, of which $994,780 is related to contingent consideration. In June 2011, the Company paid Lubenow $280,000 as certain performance measures of the purchase agreement had been met as of April 30, 2011. For the year ended December 31, 2011, the Company recorded an increase of $214,878 to the contingent consideration obligation as a result of increases to the forecasted financial performance of Lubenow, resulting in a liability due to seller of $917,202 at December 31, 2011. For the year ended December 31, 2010, the Company recorded a reduction of $12,456 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Lubenow resulting in a liability due to seller of $982,324 at December 31, 2010. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total remaining undiscounted contingent consideration payments to Lubenow to be approximately $1,120,000. Pro forma results of 2010 acquisitions have been included in "Summary and Proforma Information for 2010 Acquisitions" below. The amount of goodwill deductible for U.S. income tax purposes is approximately $83,000, excluding future contingent consideration payments.

Freight Lanes International Inc.

Effective September 1, 2010, the Company acquired Freight Lanes International Inc. (FLI), a non-asset based third-party logistics provider with offices in Bend, Oregon, and the results of FLI have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of FLI as of the acquisition date for $658,300. An additional $915,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to August 31, 2014. As a result of the acquisition, the Company recorded $1,002,036 of goodwill, of

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

which $914,406 is related to contingent consideration. In December 2011, the Company paid FLI $305,000 as certain performance measures of the purchase agreement had been met as of August 31, 2011. For the year ended December 31, 2011, the Company recorded an increase of $154,342 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of FLI resulting in a liability due to seller of $794,544 at December 31, 2011. For the year ended December 31, 2010, the Company recorded an increase of $30,796 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of FLI resulting in a liability due to seller of $945,202.The Company expects total remaining undiscounted contingent consideration payments to FLI to be approximately $915,000. Pro forma results of 2010 acquisitions have been included in "Summary and Proforma Information for 2010 Acquisitions" below. The amount of goodwill deductible for U.S. income tax purposes is approximately $119,000, excluding future contingent consideration payments.

DNA Freight Inc.

Effective December 1, 2010, the Company acquired DNA Freight Inc. (DNA), a non-asset based third-party logistics provider with offices in San Francisco, California, and the results of DNA have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of DNA as of the acquisition date for $4,583,076. An additional $2,880,000 in cash consideration was to become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company originally recorded $6,584,058 of goodwill, of which $4,122,071 was related to contingent consideration.

During the quarter ending June 30, 2011 and prior to the finalization of the accounting for this acquisition, the Company recorded certain adjustments that reduced the inital goodwill acquired.First, as a result of additional information existed at the acquisition date, the Company adjusted the fair value of the initial contingent consideration liability and goodwill by $892,071. Secondly, based on terms included in the purchase agreement related to working capital amounts, the Company and DNA agreed to reduce the purchase price by $1,250,000, which was recorded as a reduction to goodwill. As a result of these adjustments and the finalization of the accounting for the DNA acquisition, the Company recorded $4,921,144 of goodwill, of which $3,230,000 was related to contingent consideration.

Subsequent to the finalization of the accounting for the DNA acquisition, the terms of the purchase agreement were amended which reduced the target used to determine the earn out amount to be paid to the seller and the future EBITDA thresholds required to achieve the earn-out payment. These amended terms to the original purchase agreement resulted in a reduction to the contingent consideration obligation and was recorded as a decrease to selling, general and administrative expenses in the consolidated statement of income.

For the year ended December 31, 2011, the Company recorded a reduction of $1,732,058 to the contingent consideration obligation recorded under the amended purchase agreement to reflect the change in fair value, which was primarily the result of decreases to the forecasted financial performance of DNA, resulting in a liability due to seller of $1,585,530 at December 31, 2011. For the year ended December 31, 2010, the Company recorded an increase of $87,588 to the contingent consideration to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of DNA resulting in a liability due to the seller of $4,209,659 at December 31, 2010.

Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income for each respective period. The Company expects total undiscounted contingent consideration payments to DNA to be between $2,000,000 and $2,880,000. Pro forma results of 2010 acquisitions have been included in "Summary and Proforma Information for 2010 Acquisitions" below. The amount of goodwill deductible for U.S. income tax purposes is approximately $1,690,000, excluding future contingent consideration payments.

Summary and Proforma Information for 2010 Acquisitions

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

Fair value of consideration transferred
Cash	$5,310,650
Contingent consideration	7,741,697
Total	$13,052,347

The contingent consideration arrangements may require the Company to pay an additional $8.6 million in cash if each acquisition meets the respective EBITDA targets set forth in their individual asset purchase agreements. The Company expects to make undiscounted contingent consideration payments in the range of $6.7 million to $7.6 million on or before April 30, 2015. The fair value of of the contingent consideration obligation was $7.7 million dollars. Subsequent adjustments and the resulting changes to the fair value of the contingent obligations have been recognized in selling, general, and administrative expenses in the consolidated statement of income. There were no other contingent liabilities assumed in the acquisition.

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

The Company recorded the change in the estimated fair values of the assets acquired and liabilities assumed to goodwill. The changes related to the finalization of the valuations of identified intangible assets and contingent consideration and certain working capital adjustments. Goodwill of $10.4 million represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for certain reasons, including the ability to (i)expand its geographic presence; (ii) add more than 1,000 transactional clients, which expands the pipeline of clients to which the Company can market its transportation management services; and (iii) gain access to new carriers that provide specialized transportation services to the Company's existing clients.

The intangible assets (client relationships) have an estimated life of seven years.

The amounts of revenue and net income of the Company's 2010 acquisitions included in its consolidated statement of income from the respective acquisition dates to the year ended December 31, 2010 are $15.8 million and $1.1 million respectively. The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the year ended December 31, 2010 as though the businesses acquired during 2010 had been acquired as of January 1, 2010.

Year Ended December 31, 2010
Pro forma revenue	$446,376,042
Pro forma income from operations	13,623,943
Pro forma net income	8,567,405
Pro forma net income applicable to common shareholders	8,567,405
Pro forma basic earnings per share	$0.39
Pro forma diluted earnings per share	$0.39

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

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

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC. (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of Nationwide as of the acquisition date for $873,768. An additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. For the year ended December 31, 2011, the Company recorded an increase of $90,959 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of increases to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,606,943 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,750,000. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. (Advantage), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of Advantage as of the acquisition date for $3,291,548. An additional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,841,311 of goodwill, of which $2,353,640 is related to contingent consideration. For the year ended December 31, 2011, the Company recorded an increase of $92,465 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of increases to the forecasted financial performance of Advantage, resulting in a liability due to seller of $2,446,105 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to be between $2,500,000 and $2,775,000. As of December 31, 2011, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,500,000, excluding future contingent consideration payments.

Trailer Transport Systems

Effective December 1, 2011, the Company acquired the stock of Trailer Transport Systems (TTS), a non-asset based third-party logistics provider with offices in Rochester, New York, and the results of TTS have been included in the consolidated financial statements since that date. The Company acquired 100% of the stock of TTS as of the acquisition date for $1,902,982. An additional $1,875,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company recorded $2,918,130 of goodwill, of which $1,632,457 is related to contingent consideration. For the year ended December 31, 2011, the Company recorded an increase of $8,923 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of increases to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,641,380 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to TTS to be between $1,690,000 and $1,875,000. As of December 31, 2011, the purchase price allocation has not been finalized due to the

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. There is no goodwill deductible for U.S. income tax purposes.

2011 Business Combinations

The Company has evaluated the 2011 acquisitions to determine if they are material on both an individual and aggregate basis. The Company has concluded the acquisitions of Nationwide, Advantage and TTS are not material on an individual or aggregate basis.

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $12,852,281. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The probability of paying the contingent consideration ranges from 5% to 55%, with discount rates used in determining the fair value of the contingent consideration ranging between 6% and 12%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

In November 2011, the Company transferred the funds from a Level 1 financial asset (commercial paper) to a non-interest bearing cash account. As such, the funds are no longer classified as a Level 1 fair value financial asset. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement as of December 31, 2011 and 2010:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,048,029	$5,048,029	$—	$—
Liabilities:
Contingent consideration obligation	$(12,852,281)	$—	$—	$(12,852,281)

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	34,674,436	34,674,436	—	—
Liabilities:
Contingent consideration obligation	(9,793,619)	—	—	(9,793,619)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2010	$(6,170,041)
Increase related to purchase accounting for acquisitions	(8,633,770)
Change in fair value	4,700,192
Payment of contingent consideration	310,000
Balance at December 31, 2010	(9,793,619)
Increase related to purchase accounting for acquisitions	(4,610,009)
Change in fair value	246,347
Payment of contingent consideration	1,305,000
Balance at December 31, 2011	$(12,852,281)

For the years ended December 31, 2010 and 2011, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of FMI (Freight Management, Inc, a 2009 acquisition ("FMI")), DSI, RGA, Lubenow, FLI, DNA, Nationwide, Advantage and TTS. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the years ended December 31, 2010 and 2011, the Company recognized a benefit of $4,700,192 and $246,347, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the years ended December 31, 2010 and 2011, the Company paid $310,000 and $1,305,000, respectively, in contingent earn-out payments. In 2010, the Company paid the former owners of FMI $310,000 as the EBITDA targets established in the amended purchase agreement had been met. In 2011, the Company paid the former owners of RGA, Lubenow, FMI, and FLI, $200,000, $280,000, $520,000 and $305,000, respectively, as the EBITDA targets established in the purchase agreements had been met.

6. Property and Equipment
Property and equipment at December 31, 2010 and 2011, consisted of the following:

	2010	2011
Computer equipment	$4,450,322	$5,061,533
Software, including internal use software	15,244,090	21,213,210
Furniture and fixtures	3,064,447	3,544,054
	22,758,859	29,818,797
Less accumulated depreciation	(13,120,059)	(18,984,271)
	$9,638,800	$10,834,526
Depreciation expense, including amortization of capitalized internal use software, was $3,932,626, $5,071,637 and $5,864,212 for the years ended December 31, 2009, 2010 and 2011, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of December 31, 2009	$18,651,496
Additional purchase price related to the purchase of Mountain Logistics, Inc.	1,850,000
Additional purchase price related to the purchase of Bestway Solutions LLC	101,100
Goodwill related to the purchase of DSI	1,947,161
Goodwill related to the purchase of RGA	1,383,867
Goodwill related to the purchase of Lubenow	1,077,859
Goodwill related to the purchase of FLI	1,002,036
Goodwill related to the purchase of DNA	6,584,058
Balance as of December 31, 2010	32,597,577
Additional purchase price related to the purchase of Mountain Logistics, Inc.	500,000
Additional goodwill acquired related to the purchase of FLI	99,730
Goodwill reduction related to the purchase of DNA	(1,662,914)
Goodwill acquired related to the purchase of Nationwide	2,182,378
Goodwill acquired related to the purchase of Advantage	4,841,311
Goodwill acquired related to the purchase of TTS	2,918,130
Balance as of December 31, 2011	$41,476,212

The following is a summary of amortizable intangible assets as of December 31, 2010 and December 31, 2011:

	December 31, 2010	December 31, 2011	Weighted- Average Life
Customer relationships	$10,744,064	$12,516,322	6.5 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	11,073,064	12,845,322	6.4 years
Less accumulated amortization	(4,098,246)	(6,563,870)
Intangible assets, net	$6,974,818	$6,281,452

Amortization expense related to intangible assets was $1,058,293, $1,854,481 and $2,465,624 for the years ended December 31, 2009, 2010 and 2011, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

The estimated amortization expense for the next five years and thereafter is as follows:

2012	1,802,668
2013	1,397,229
2014	1,108,454
2015	904,869
2016	595,253
Thereafter	472,979
$6,281,452

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

8. Accrued Expenses

The components of accrued expenses at December 31, 2010 and December 31, 2011 are as follows:

	December 31, 2010	December 31, 2011
Accrued compensation	$489,736	$1,710,448
Accrued rebates	1,412,715	1,557,081
Deferred rent	760,112	706,188
Other	736,057	1,221,828
Total accrued expenses	$3,398,620	$5,195,545

9. Line of Credit
In the third quarter of 2011, the Company extended the $10.0 million line of credit with JPMorgan Chase Bank, N.A. which is due to expire on July 31, 2012. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. The line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable month at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2011, the Company was not in violation of any of these various covenants. No borrowings were outstanding as of December 31, 2010 and 2011.

10. Commitments and Contingencies

Leases
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
Additionally, the Company entered into various capital leases for the acquisition of office furniture and equipment whereby it can purchase the underlying assets for a nominal amount at the end of the lease term. The cost of the furniture and equipment capitalized in conjunction with these capital leases was $1,234,163 as of December 31, 2010 and 2011. The related accumulated amortization of the furniture capitalized in conjunction with these capital leases was $548,204 and $747,134 as of December 31, 2010 and 2011, respectively. The related amortization expense is included in depreciation and amortization expense on the accompanying statements of operations.
During 2010 and 2011, the Company also assumed contractual operating and capital lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2017.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2009, 2010 and 2011, respectively, was $2,261,395, $2,449,653 and $2,877,540, respectively.
Future minimum annual rental payments, excluding immaterial sublease income, are as follows:

	Capital Leases	Operating Leases
2012	$184,557	$2,600,971
2013	25,443	2,629,203
2014	—	2,226,431
2015	—	1,718,513
2016	—	342,835
Thereafter	—	218,673
	210,000	9,736,626
Less amounts representing interest expense	(10,748)	—
	$199,252	$9,736,626

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
Effective January 1, 2007, the Company adopted the provisions of ASC Topic 740 (previously FIN 48), a summary of which is provided in Note 2. The Company did not have any unrecognized tax benefits at adoption and, therefore, there was no effect on the Company's financial condition or results of operations as a result of implementing the guidance. In addition, there were no changes, increases or decreases in unrecognized tax benefits for the years ended December 31, 2007 and 2008. For the years ended December 31, 2010 and 2011, the Company recognized an increase of $19,991 and $64,413 in unrecognized tax benefits, respectively. This was included in deferred tax liabilities as of December 31, 2009 and 2010. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits nor did the Company record any interest or penalties during 2009, 2010 and 2011.The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2011 annual reporting period:

	2010	2011
Balance at January 1	$72,856	$92,847
Gross increases — current period tax positions	19,991	64,413
Balance at December 31	$92,847	$157,260
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2010 and 2011, respectively, would affect the effective tax rate. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010 which remain subject to examination by major tax jurisdictions.
The provision for income taxes consists of the following components for the years ended December 31, 2009, 2010 and 2011:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

	2009	2010	2011
Current:
Federal	$115,645	$1,374,945	$6,073,140
State	80,915	181,103	587,391
Total current	196,560	1,556,048	6,660,531
Deferred:
Federal	(539,000)	2,928,981	(99,131)
State	(268,104)	280,134	51,919
Total deferred	(807,104)	3,209,115	(47,212)
Income tax expense (benefit)	$(610,544)	$4,765,163	$6,613,319
The provision for income taxes for the years ended December 31, 2009, 2010 and 2011, differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2009	2010	2011
Tax expense at U.S. federal income tax rate	$1,559,050	$4,478,741	$6,531,534
State income taxes, net of federal income tax effect	98,168	263,123	429,067
Nondeductible expenses and other	73,573	100,694	87,986
Effect of state rate change on deferred items	50,730	(1,327)	100,340
Deferred tax asset valuation allowance	(1,964,642)	—	—
Research and development credit	(487,466)	—	(295,091)
Unrecognized tax benefits reassessment	72,856	19,991	64,413
Provision to return adjustments	(12,813)	(96,059)	(304,930)
	$(610,544)	$4,765,163	$6,613,319
At December 31, 2010 and 2011, the Company's deferred tax assets and liabilities consisted of the following:

	2010	2011
Current deferred tax assets:
Reserves and allowances	$1,537,128	$1,731,277
Total current deferred tax assets	1,537,128	1,731,277
Noncurrent deferred tax assets:
Intangible assets	900,671	433,899
Stock options	556,068	989,885
Research and development credit	59,387	(61,015)
Net operating loss carryforward	15,786	18,244
Total noncurrent deferred tax assets	1,531,912	1,381,013
Total deferred tax assets	3,069,040	3,112,290
Less valuation allowance for deferred tax assets	—	—
Total deferred tax assets, net of valuation allowances	3,069,040	3,112,290
Total current deferred tax liability:
Prepaid and other expenses	3,325,291	2,654,364
Noncurrent deferred tax liabilities:
Fixed assets	2,478,643	3,437,409
Total deferred tax liabilities	5,803,934	6,091,773
Net deferred tax asset (liability)	$(2,734,894)	$(2,979,483)
As of December 31, 2011, the Company has a state net operating loss carryforward of $325,000 that expires between 2019 and 2021.

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
In addition, the board of directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2011, there was no preferred stock outstanding.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Employee stock options totaling 51,500, 119,500 and 38,556 for 2009, 2010 and 2011, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2010 and 2011 are as follows:

	Year Ended December 31,
	2009	2010	2011
Numerator:
Net income	$5,195,984	$8,404,638	$12,048,172
Preferred stock dividends	(806,625)	—	—
Net income applicable to common shareholders	4,389,359	8,404,638	12,048,172
Denominator:
Denominator for basic earnings per share - weighted-average shares	14,702,760	21,863,045	22,132,355
Effect of dilutive securities:
Employee stock options	386,233	376,322	444,119
Denominator for dilutive earnings per share	15,088,993	22,239,367	22,576,474
Basic net income per common share	$0.30	$0.38	$0.54
Diluted net income per common share	$0.29	$0.38	$0.53

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan (The Plan). Upon adoption, the 2005 Stock Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Outstanding awards under the Stock Option Plan are now subject to the Stock Incentive Plan and no additional awards may be made under the Stock Option Plan on or after the effective date of the Stock Incentive Plan. A total of 1,400,000 shares of common stock have been reserved for issuance under the Plan. The plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the vesting period. As specified in the Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the Plan, two types of stock incentives have been issued: stock option awards and restricted stock awards. In 2011, the Company granted 189,806 options to certain employees at exercise prices ranging from $11.78 to $15.42, of which 33,556 will vest ratably over 3 years, 3,000 options will vest over a 12 month period, and the remaining 153,250 options will vest ratably over 5 years. In addition, the Company also awarded 189,250 shares of restricted stock to certain employees that vest ratably over a 5-year period based on their continued employment. The grant date fair value of the restricted stock granted ranged from $11.78 to $12.88. There was $1,726,168 and $4,336,834 of total unrecognized compensation costs related to the stock-based compensation granted under the plans as of December 31, 2010 and 2011, respectively. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock Option Awards

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $521,764, $592,372 and $1,086,524 in compensation expense with corresponding tax benefits of $203,488, $231,025 and $423,744 for stock option awards for the years ended December 31, 2009, 2010 and 2011, respectively.

The following assumptions were utilized in the valuation for options granted in 2009, 2010 and 2011:

	2009	2010	2011
Dividend yield	—	—	—
Risk-free interest rate	2.28% - 3.39%	1.77% - 3.05%	1.98% - 3.37%
Weighted-average expected life	7.1 years	7.4 years	7.3 years
Volatility	33.5%	36.0%	35.0% - 35.2%
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,494,200	$6.32	8.3	$764,292
Granted	292,850	8.49
Exercised	(81,250)	1.87		$511,750
Forfeited or canceled	(42,900)	9.44
Outstanding at December 31, 2009	1,662,900	6.84	7.9	$9,721,099
Granted	545,000	11.56
Exercised	(275,191)	5.23		$1,872,797
Forfeited or canceled	(288,236)	10.11
Outstanding at December 31, 2010	1,644,473	8.10	7.9	$7,383,305
Granted	189,806	12.61
Exercised	(109,007)	6.85		$—
Forfeited or canceled	(124,666)	9.81
Outstanding at December 31, 2011	1,600,606	$8.56	6.9	$12,152,215
Options vested and exercisable at December 31, 2011	967,367	$6.56	5.8	$9,273,186
The following table provides information about stock options granted and vested in the years ended December 31:

	2009	2010	2011
Options granted:
Range of exercise prices per share of options granted	$ 6.84 - 14.06	$ 11.31 - 13.00	$ 11.78 - 15.42
Options vested/exercisable:
Grant date fair value of options vested	$3,361,447	$1,703,505	$2,007,126
Aggregate intrinsic value of options vested and exercisable at end of period	$5,514,067	$5,840,320	$12,152,215
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2009, 2010 and 2011, respectively. These amounts change based on the fair market value of the Company's stock, which was $12.69, $12.04 and $16.15, on the last business day of the years ended December 31, 2009, 2010 and 2011, respectively. The weighted-average grant-date fair market value for 2011 option grants was $5.57.

Restricted Stock Awards
In 2011, we awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed ratably over the vesting period of the award. The following table summarizes these nonvested restricted share grants as of December 31, 2011:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

Number of Restricted Shares
Nonvested at December 31, 2010:	—
Granted	197,750
Vested	—
Forfeitures	(8,500)
Nonvested at December 31, 2011	189,250

In 2011, the Company recorded $257,228 in compensation expense with corresponding tax benefits of $100,319 for restricted stock awards.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2009, 2010 and 2011, the Company did not make any contributions to the plan.

16. Significant Customer Concentration
For the years ended December 31, 2009, 2010 and 2011, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of December 31, 2011, InnerWorkings owned 69,954 shares of the Company's common stock, or 0.3% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $4,199,204, $6,828,067 and $8,769,861 for the years ended December 31, 2009, 2010 and 2011, respectively, from InnerWorkings. In 2009 and 2010, the Company also had a rebate program in place with InnerWorkings in association with the transportation and logistics services provided. The rebate agreement was terminated in the fourth quarter of 2010. InnerWorkings also provides print and procurement services to the Company.

As of December 31, 2010 and December 31, 2011, the Company had a net receivable due from InnerWorkings of $941,669 and $1,800,181, respectively. The Company had accounts payable of $184,803 and $148,443 due to InnerWorkings as of December 31, 2010 and December 31, 2011, respectively, as a result of the rebate agreement in 2010 as well as the print and procurement services.

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

In December 2010, Orazio Buzza, the Company's former Chief Operating Officer, Vip Sandir, a former employee of the Company, and certain current employees of the Company (collectively, the “Fooda parties”) started Fooda, Inc., a business that facilitates the delivery of lunch to business premises. In exchange for any rights that the Company may have had in Fooda's business as a result of the Fooda parties developing the business plan during the course of their employment with the Company, the Fooda parties caused Fooda to issue to the Company a 13% ownership interest in Fooda and paid the Company $100,000 in cash. A fund affiliated with Eric P. Lefkofsky and Bradley A. Keywell also invested in Fooda. In February 2011, the Company

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

sold the 13% ownership interest in Fooda to Messrs. Buzza and Sandhir for $325,000 in cash.

The Company previously subleased a portion of its office space to Groupon, Inc. (Groupon), a local e-commerce marketplace, whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009 and was cancelled effective April 1, 2011. For the year ended December 31, 2011, the Company received sublease rental income of $37,044 from Groupon. The Company had no amounts due to or from Groupon as of December 31, 2010 and December 31, 2011.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Revenue	$89,104,024	$109,904,864	$113,532,992	$113,832,095
Net revenue	17,044,537	20,048,790	21,466,389	22,605,684
Net income	1,235,971	1,926,033	2,595,155	2,647,479
Net income (loss) applicable to common stockholders	1,235,971	1,926,033	2,595,155	2,647,479
Net income per share:
Basic	$0.06	$0.09	$0.12	$0.12
Diluted	$0.06	$0.09	$0.12	$0.12
	Year Ended December 31, 2011
	First Quarter(4)	Second Quarter	Third Quarter(5)	Fourth Quarter(6)
Revenue	$129,445,571	$151,504,471	$158,956,001	$162,857,428
Net revenue	25,525,955	29,286,557	30,619,404	31,784,713
Net income	2,241,399	2,895,314	3,379,501	3,531,958
Net income applicable to common stockholders	2,241,399	2,895,314	3,379,501	3,531,958
Net income per share:
Basic	$0.10	$0.13	$0.15	$0.16
Diluted	$0.10	$0.13	$0.15	$0.16
____________________

(1)	The Company acquired Lubenow Logistics, LLC in May 2010 and the financial results of this acquisition are included in the consolidated financial statements beginning May 1, 2010.

(2)	The Company acquired Freight Lanes International Inc. in September 2010 and the financial results of this acquisition are included in the consolidated financial statements beginning September 1, 2010.

(3)	The Company acquired DNA Freight Inc. in December 2010 and the financial results of this acquisition are included in the consolidated financial statements beginning December 1, 2010.

(4)	The Company acquired Nationwide Traffic Services, LLC in January 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning January 1, 2011.

(5)	The Company acquired Advantage Transport, Inc. in July 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning July 1, 2011.

(6)	The Company acquired Trailer Transport Systems in December 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning December 1, 2011.

19. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2011. The allowance for doubtful accounts has been adjusted to reflect our estimate of the probable outcome of this dispute. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2010 and 2011

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial position or results of operations.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2009	2010	2011
Allowance for doubtful accounts:
Balance at beginning of year	$688,197	$1,323,916	$2,786,776
Provision, charged to expense	970,761	2,388,059	1,536,496
Write-offs, less recoveries	(335,042)	(925,199)	(1,305,530)
Balance at end of year	1,323,916	2,786,776	3,017,742
Income tax valuation allowance:
Balance at beginning of year	1,964,642	—	—
Release of valuation allowance recorded in connection with impact of tax basis intangible	(1,964,642)	—	—
Valuation allowance recorded in connection with research and development credit	—	—	64,413
Balance at end of year	—	—	64,413

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
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2011. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
Plan Category

	Number of Securities to be(a) Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,600,606	$8.56	825,721	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	1,600,606	$8.10	—
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan

(3)	There are no equity compensation plans in place not approved by our stockholders
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV. OTHER INFORMATION

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Director	March 7, 2012
Douglas R. Waggoner

/s/ DAVID B. MENZEL	Chief Financial Officer (principal accounting and financial officer)	March 7, 2012
David B. Menzel

/s/ SAMUEL K. SKINNER	Chairman of the Board	March 7, 2012
Samuel K. Skinner

/s/ JOHN R. WALTER	Director	March 7, 2012
John R. Walter

/s/ JOHN F. SANDNER	Director	March 7, 2012
John F. Sandner

/s/ PETER J. BARRIS	Director	March 7, 2012
Peter J. Barris

/s/ ANTHONY R. BOBULINSKI	Director	March 7, 2012
Anthony R. Bobulinski

/s/ ERIC P. LEFKOFSKY	Director	March 7, 2012
Eric P. Lefkofsky

/s/ BRADLEY A. KEYWELL	Director	March 7, 2012
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	March 7, 2012
Matthew W. Ferguson

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Investor Rights Agreement effective as of June 7, 2006 by and among Echo Global Logistics, Inc. and certain investors set forth therein.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(1)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(1)†	Employment Agreement, dated as of April 7, 2008, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(1)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and David Rowe.

10.7	(1)	Form of Indemnification Agreement.

10.8	(1)	Asset Purchase Agreement dated June 2, 2009 by and among Echo/RT Holdings, LLC, RayTrans Distribution Services, Inc., RayTrans Holdings, Inc. and James A. Ray.

10.9	(1)	Amended and Restated Loan and Security Agreement, dated August 26, 2009, by and between Echo Global Logistics, Inc. and EGL Mezzanine LLC.

10.10	(1)
Amended and Restated Credit Agreement, dated August 26, 2009, by and between Echo Global Logistics, Inc. and JPMorgan Chase Bank, N.A., as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2009.

10.13	(1)	Amended and Restated Loan and Security Agreement, dated August 26, 2009, by and between Echo Global Logistics, Inc. and EGL Mezzanine LLC.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2011 and 2010; (ii) consolidated statements of income for each of the three years in the period ended December 31, 2011; (iii) consolidated statements of stockholders' equity (deficit) for each of the three years in the period ended December 31, 2011; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2011; and (iv) notes to the consolidated financial statements.

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.