Form 10-Q
period 2012-03-31
Echo Global Logistics, Inc.
filed 2012-05-03
CIK 1426945

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

        As of May 1, 2012, the Registrant had 22,750,206 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE	$168,569,105	$129,445,571

COSTS AND EXPENSES:
Transportation costs	$135,899,327	$103,919,616
Selling, general, and administrative expenses	25,283,944	19,989,273
Depreciation and amortization	2,029,277	1,948,054
INCOME FROM OPERATIONS	5,356,557	3,588,628
Interest income	2,578	32,999
Interest expense	(3,808)	(5,696)
Other expense	(108,406)	(63,641)
OTHER EXPENSE, NET	(109,636)	(36,338)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,246,921	3,552,290
INCOME TAX EXPENSE	(1,935,131)	(1,310,891)
NET INCOME	$3,311,790	$2,241,399
Basic net income per share	$0.15	$0.10
Diluted net income per share	$0.15	$0.10
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,218,176	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,751,841 and $3,017,742 at March 31, 2012 and December 31, 2011, respectively	89,154,373	89,191,456
Income taxes receivable	—	636,362
Prepaid expenses	4,123,870	4,634,612
Other current assets	155,978	164,286
Total current assets	141,652,397	141,634,025
Property and equipment, net	11,466,891	10,834,526
Intangible assets:
Goodwill	41,456,641	41,476,212
Intangible assets, net of accumulated amortization of $7,035,689 and $6,563,870 at March 31, 2012 and December 31, 2011, respectively	5,809,633	6,281,452
Other assets	254,153	271,871
Total assets	$200,639,715	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$56,546,652	$59,949,927
Current maturities of capital lease obligations	121,961	175,166
Due to seller-short term	3,724,716	5,278,889
Accrued expenses	5,120,590	5,195,545
Income tax payable	699,113	—
Deferred income taxes	614,973	923,208
Total current liabilities	66,828,005	71,522,735
Due to seller-long term	7,642,494	7,573,392
Deferred income taxes	2,539,223	2,056,275
Capital lease obligations, net of current maturities	16,322	24,086
Total liabilities	77,026,044	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,193,319 and 22,155,857 shares were issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,220	2,216
Additional paid-in capital	94,427,751	93,447,472
Retained earnings	29,183,700	25,871,910
Total stockholders' equity	123,613,671	119,321,598
Total liabilities and stockholders' equity	$200,639,715	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$3,311,790	$2,241,399
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	174,713	387,463
Noncash stock compensation expense	973,122	251,795
Reduction in contingent consideration due to seller	(327,571)	(108,684)
Depreciation and amortization	2,029,277	1,948,054
Change in assets, net of acquisitions:
Accounts receivable	56,654	(8,901,884)
Taxes receivable\payable	1,335,475	(495,645)
Prepaid expenses and other assets	536,768	827,100
Change in liabilities, net of acquisitions:
Accounts payable	(3,403,276)	7,160,139
Accrued expenses and other	(261,835)	(784,128)
Net cash provided by operating activities	4,425,117	2,525,609
Investing activities
Purchases of property and equipment	(2,189,822)	(1,778,242)
Payments for acquisitions, net of cash acquired	—	(1,113,017)
Net cash used in investing activities	(2,189,822)	(2,891,259)
Financing activities
Principal payments on capital lease obligations	(60,964)	(79,076)
Tax benefit of stock options exercised	76,627	47,074
Payment of contingent consideration	(1,157,500)	(200,000)
Issuance of shares, net of issuance costs	117,409	577,750
Net cash provided by (used in) financing activities	(1,024,428)	345,748
Increase (decrease) in cash and cash equivalents	1,210,867	(19,902)
Cash and cash equivalents, beginning of period	47,007,309	43,218,164
Cash and cash equivalents, end of period	$48,218,176	$43,198,262
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,808	$6,750
Cash paid during the period for income taxes	335,460	1,372,000
Non-cash financing activity
Due to seller	—	1,515,984
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2012
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2011	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598
Share compensation expense	—	—	973,122	—	973,122
Exercise of stock options	12,080	1	117,408	—	117,409
Common stock issued for vested restricted stock	36,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,468)	(1)	(186,874)	—	(186,875)
Tax benefit from exercise of stock options	—	—	76,627	—	76,627
Net income	—	—	—	3,311,790	3,311,790
Balance at March 31, 2012	22,193,319	$2,220	$94,427,751	$29,183,700	$123,613,671

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year of 2012. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent audited financial statements.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, approximate their fair values due to their short term nature. The fair value of the contingent consideration obligation is determined based on the likelihood of contingent earn-out payments.

2. New Accounting Pronouncements

On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. The Company adopted this ASU for the interim period ending March 31, 2012 and it had no material impact on the financial statements.

3. Acquisitions

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768. As of the acquisition date, an additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition,

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. In January 2012, the Company paid Nationwide $437,500 as certain performance measures of the purchase agreement were met as of December 31, 2011. This payment reduced the contingent consideration liability. For the three month periods ended March 31, 2012 and 2011, the Company recorded an increase of $17,160 and $22,246 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,186,603 at March 31, 2012. Changes in fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,312,500. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. (Advantage), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Advantage for $3,291,548. As of the acquisition date, an additional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,841,311 of goodwill, of which $2,353,640 is related to contingent consideration. For the three month period ended March 31, 2012, the Company recorded a decrease of $110,603 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $2,335,502 at March 31, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to be between $2,475,184 and $2,775,000. As of March 31, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,500,000, excluding future contingent consideration payments.

Trailer Transport Systems

Effective December 1, 2011, the Company acquired the stock of Trailer Transport Systems (TTS), a non-asset based third-party logistics provider with offices in Rochester, New York, and the results of TTS have been included in the consolidated financial statements since that date. The Company acquired 100% of the stock of TTS as of the acquisition date for $1,902,982. An additional $1,875,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company recorded $2,918,130 of goodwill, of which $1,632,457 is related to contingent consideration. For the three month period ended March 31, 2012, the Company recorded a decrease of $15,056 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,626,324 at March 31, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to TTS to be between $1,836,028 and $1,875,000. As of March 31, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. There is no goodwill deductible for U.S. income tax purposes.

2011 Business Combinations

The Company has evaluated the 2011 acquisitions to determine if they are material on both an individual and aggregate basis. The Company has concluded the the acquisitions of Nationwide, Advantage and TTS are not material on an individual or aggregate basis.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

$11,367,210. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the contingent consideration obligation include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The probability of paying the contingent consideration ranges from 5% to 55%, with discount rates used in determining the fair value of the contingent consideration ranging between 6% and 12%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2012 and December 31, 2011:

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,050,606	$5,050,606	$—	$—
Liabilities:
Contingent consideration obligation	$(11,367,210)	$—	$—	$(11,367,210)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,048,029	$5,048,029	$—	$—
Liabilities:
Contingent consideration obligation	$(12,852,281)	$—	$—	$(12,852,281)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(12,852,281)
Change in fair value	327,571
Payment of contingent consideration	1,157,500
Balance at March 31, 2012	$(11,367,210)

For the three month period ended March 31, 2012, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of Freight Management Inc., Distribution Services Inc., Resource Group and Associates, Lubenow Logistics LLC, Freight Lanes International Inc., DNA Freight Inc., Nationwide, Advantage and TTS. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the three month periods ended March 31, 2012 and 2011, the Company recognized a benefit of $327,571 and $108,684, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the three month periods ended March 31, 2012 and 2011, the Company paid $1,157,500 and $200,000, respectively, in contingent earn-out payments. In the three month period ended March 31, 2012, the Company paid the former owners of RGA, DSI and Nationwide, $200,000, $520,000 and $437,500, respectively, as the EBITDA targets established in the purchase agreements had been met. In the three month period ended March 31, 2011, the Company paid the former owners of RGA $200,000, as the EBITDA targets established in the purchase agreement had been met.

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2011 to March 31, 2012:

Balance as of December 31, 2011	$41,476,212
Goodwill acquired related to the purchase of Advantage	(19,571)
Balance as of March 31, 2012	$41,456,641

The following is a summary of amortizable intangible assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Weighted- Average Life
Customer relationships	$12,516,322	$12,516,322	6.5 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	12,845,322	12,845,322	6.4 years
Less accumulated amortization	(7,035,689)	(6,563,870)
Intangible assets, net	$5,809,633	$6,281,452

Amortization expense related to intangible assets was $471,819 and $617,264 for the three months ended March 31, 2012 and 2011, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2012	$1,330,849
2013	1,397,229
2014	1,108,454
2015	904,869
2016	595,253
Thereafter	472,979
$5,809,633

6. Accrued Expenses

The components of accrued expenses at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Accrued compensation	$902,859	$1,710,448
Accrued rebates	1,785,697	1,557,081
Deferred rent	971,765	706,188
Other	1,460,269	1,221,828
Total accrued expenses	$5,120,590	$5,195,545

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Income before provision for income taxes	$5,246,921	$3,552,290
Income tax expense	(1,935,131)	(1,310,891)
Effective tax rate	36.9%	36.9%

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options. There were no employee stock options excluded from the calculation of diluted earnings per share for the three month period ended March 31, 2012. For the three month period ended March 31, 2011, employee stock options totaling 119,500 were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$3,311,790	$2,241,399
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,182,106	22,088,860
Effect of dilutive securities:
Employee stock options/Unvested Restricted Stock	602,420	439,990
Denominator for dilutive earnings per share	22,784,526	22,528,850
Basic net income per common share	$0.15	$0.10
Diluted net income per common share	$0.15	$0.10

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $973,122 and $251,795 in compensation expense with corresponding tax benefits of $379,517 and $98,200 for the three month periods ended March 31, 2012 and 2011, respectively. During the three month period ended March 31, 2012, the Company did not grant any stock options. For the three month period ended March 31, 2011, the Company granted 142,750 options to various employees and directors. The Company also granted 404,487 and 192,750 shares of restricted stock during the three month periods ended March 31, 2012 and March 31, 2011, respectively, to various employees.

The following assumptions were utilized in the valuation for options granted during the three months ended March 31, 2011. There were no options granted during the three month period March 31, 2012.

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	—%	3.37%
Weighted-average expected life	—	7.5 years
Volatility	—%	35.2%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of March 31, 2012, InnerWorkings owned 55,211 shares of the Company's common stock, or 0.2% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,905,884 and $1,709,056 for the three month periods ended March 31, 2012 and 2011, respectively, from InnerWorkings. InnerWorkings provides print and procurement services to the Company.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011

As of March 31, 2012 and December 31, 2011, the Company had a net receivable due from InnerWorkings of $1,708,286 and $1,800,181, respectively. The Company had accounts payable of $45,076 and $148,443 due to InnerWorkings as of March 31, 2012 and December 31, 2011, respectively, as a result of the print and procurement services.

Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, became a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

During 2011 and 2012, the Company used the law firm Lefkofsky & Gorosch, P.C. for legal services. Lefkofsky & Gorosch, P.C. was founded by Steven P. Lefkofsky, the brother of Eric Lefkofsky, a member of the Company's Board of Directors. Echo paid Lefkofsky & Gorosch, P.C. $4,637 and $14,408 for the three month periods ended March 31, 2012 and 2011, respectively.

In December 2010, Orazio Buzza, the Company's former Chief Operating Officer, Vip Sandir, a former employee of the Company, and certain current employees of the Company (collectively, the “Fooda parties”) started Fooda, Inc., a business that facilitates the delivery of lunch to business premises. In exchange for any rights that Echo may have had in Fooda's business as a result of the Fooda parties developing the business plan during the course of their employment with Echo, the Fooda parties caused Fooda to issue to Echo a 13% ownership interest in Fooda and paid Echo $100,000 in cash. A fund affiliated with Eric P. Lefkofsky and Bradley A. Keywell also invested in Fooda. In February 2011, Echo sold the 13% ownership interest in Fooda to Messrs. Buzza and Sandhir for $325,000 in cash. In 2012, the Company entered into a fee agreement with Fooda to provide Echo employees the opportunity to puchase daily lunches. There was no agreement between Echo and Fooda in 2011. Echo paid Fooda $4,300 for the three months ended March 31, 2012.

The Company previously subleased a portion of its office space to Groupon, Inc. (Groupon), a local e-commerce marketplace, whose investors include certain stockholders and directors of the Company. The sublease agreement was entered into on May 1, 2009 and was cancelled effective April 1, 2011. For the three month period ended March 31, 2012, the Company received no sublease rental income from Groupon. For the three month period ended March 31, 2011, the Company received sublease rental income of $37,044. The Company had no amounts due to or from Groupon as of March 31, 2012 and December 31, 2011.

In 2012, the Company entered into an agreement with Groupon Goods to provide transportation and supply chain management services for Groupon Goods. The Company recognized revenue from Groupon Goods of $73,034 for the three month period ended March 31, 2012. The Company did not provide transportation services for Groupon Goods in 2011.

11. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In October 2010, the Company filed a lawsuit against one of its former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable, net of allowance for doubtful accounts, as of March 31, 2012. The allowance for doubtful accounts has been adjusted to reflect the Company's estimate of the probable outcome of the dispute. Concurrently, a lawsuit was filed by this client against the Company alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

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

We procured transportation and provided logistics services for 17,795 clients for the three month period ended March 31, 2012 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Three Months Ended March 31,
	2012	2011
(dollars and shares in thousands, except per share data)	(Unaudited)
Consolidated statements of operations data:
Revenue	$168,569	$129,446
Transportation costs	135,899	103,920
Net revenue	32,670	25,526
Operating expenses:
Commissions	9,465	7,673
General and administrative	16,147	12,425
Contingent consideration	(328)	(109)
Depreciation and amortization	2,029	1,948
Total operating expenses	27,313	21,937
Income from continuing operations	5,357	3,589
Other income (expense)	(110)	(37)
Income before income taxes	5,247	3,552
Income tax expense	(1,935)	(1,311)
Net income	$3,312	$2,241
Net income per share of common stock:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10
Shares used in per share calculations:
Basic	22,182	22,089
Diluted	22,785	22,529

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $168.6 million and $129.4 million for the three month periods ended March 31, 2012 and 2011, respectively, a year over year increase in revenue of 30.2%.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of March 31, 2012, we had 185 enterprise clients and, for the three month period ended March 31, 2012, we served over 17,610 transactional clients. For the three month period ended March 31, 2012, we entered into contracts with 8 new enterprise clients. For the three month periods ended March 31, 2012 and 2011, enterprise clients accounted for 31% and 33%, respectively, and transactional clients accounted for 69% and 67%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2012, LTL accounted for 46% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue and other transportation modes accounted for 6% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the three month periods ended March 31, 2012 and 2011, our net revenue was $32.7 million and $25.5 million, respectively, reflecting an increase of 28.0%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the three month periods ended March 31, 2012 and 2011, commission expense was 29.0% and 30.1%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our general and administrative expenses, which exclude commission expense, primarily consist of compensation costs for our sales, operations, information systems, finance and administrative support employees. For the three month periods ended March 31, 2012 and 2011, our general and administrative expenses were $16.1 million and $12.4 million, respectively. For the three month periods ended March 31, 2012 and 2011, general and administrative expenses as a percentage of net revenue were 49.4% and 48.7%, respectively.

Our contingent consideration expenses consist of the change in the fair market value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the three month periods ended March 31, 2012 and 2011, we recorded a benefit of $0.3 million and $0.1 million, respectively, in contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the three month periods ended March 31, 2012 and 2011, depreciation expense was $1.5 million and $1.3 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the three month periods ended March 31, 2012 and 2011, amortization expense was $0.5 million and $0.6 million, respectively.

Comparison of three months ended March 31, 2012 and 2011

Revenue

Our revenue increased by $39.2 million, or 30.2%, to $168.6 million for the three month period ended March 31, 2012 from $129.4 million for the three month period ended March 31, 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, tighter capacity and higher fuel prices, in both the LTL and TL marketplace, led to higher transportation rates. Also, $9.0 million of revenue was generated for the three month period ended March 31, 2012 from acquisitions completed subsequent to March 31, 2011.

Our revenue from enterprise clients increased by $10.5 million, or 24.8%, to $52.7 million for the three month period ended March 31, 2012 from $42.2 million for the three month period ended March 31, 2011, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 31% of our revenue during the three month period ended March 31, 2012 from 33% for the three month period ended March 31, 2011. As of March 31, 2012, we had 185 enterprise clients under contract, which was an increase of 31 compared to 154 enterprise clients under contract as of March 31, 2011.

Our revenue from transactional clients increased by $28.7 million, or 32.9%, to $115.9 million for the three month period ended March 31, 2012 from $87.2 million for the three month period ended March 31, 2011. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients. Our percentage of revenue from transactional clients increased to 69% of our revenue for the three month period ended March 31, 2012 from 67% of our revenue for the three month period ended March 31, 2011. We served over 17,610 transactional clients in the three month period ended March 31, 2012, an increase by 3,274, or 22.8%, compared to the 14,336 transactional clients served in the three month period ended March 31, 2011.

Transportation costs

Our transportation costs increased by $32.0 million, or 30.8%, to $135.9 million for the three month period ended March 31, 2012 from $103.9 million for the three month period ended March 31, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 80.6% for the three month period ended March 31, 2012 from 80.3% for the three month period ended March 31, 2011 due to an increased number of TL and intermodal shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $7.2 million, or 28.0%, to $32.7 million for the three month period ended March 31, 2012 from $25.5 million for the three month period ended March 31, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 19.4% for the three month period ended March 31, 2012 from 19.7% for the three month period ended March 31, 2011. The decrease in net revenue margins was the result of a lower mix of LTL revenue in the three month period ended March 31, 2012.

Operating expenses

Commission expense increased by $1.8 million, or 23.4%, to $9.5 million for the three month period ended March 31, 2012 from $7.7 million for the three month period ended March 31, 2011. This increase is primarily attributable to the increase in net revenue.

General and administrative expenses increased by $3.7 million, or 30.0%, to $16.1 million for the three month period ended March 31, 2012 from $12.4 million for the three month period ended March 31, 2011. The increase is primarily the result of hiring personnel to support our growth and increases in expenses associated with the growth of our business. As a percentage of net revenue, general and administrative expenses increased to 49.4% for the three month period ended March 31, 2012 from 48.8% for the three month period ended March 31, 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration for the three month periods ended March 31, 2012 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The resulting benefit recognized in our consolidated statement of income from contingent consideration increased by $0.2 million, to $0.3 million for the three month period ended March 31, 2012 from $0.1 million for the three month period ended March 31, 2011. For the three month period ended March 31, 2012, the benefit primarily related to increases in the contingent liability due to Lubenow (2010 acquisition) and FMI (2009 acquisition) of $0.1 million and $0.1 million, respectively, and a decrease in the contingent liability due to DNA of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquisition. As of March 31, 2012, DNA has not experienced the growth needed to achieve their full second year EBITDA performance measures set forth in their amended asset purchase agreement. The measurement date for the second year measurement is November 30, 2012. As a result, the value of the second year earn-out payment was reduced to reflect the likelihood that future EBITDA earn-out targets will be achieved. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of March 31, 2012. For the three month period ended March 31, 2011, the benefit related to an increase in the contingent liability due to FMI of $0.3 million and a decrease in the contingent liability due to FLI of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $0.2 million, or 17.0%, to $1.5 million for the three month period ended March 31, 2012 from $1.3 million for the three month period ended March 31, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.1 million, or 23.5%, to $0.5 million for the three month period ended March 31, 2012 from $0.6 million for the three month period ended March 31, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to 2007 acquisitions.

Income from operations

Income from operations increased by $1.8 million, or 49.3%, to $5.4 million for the three month period ended March 31, 2012 from $3.6 million for the three month period ended March 31, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $109.6 thousand for the three month period ended March 31, 2012 from $36.3 thousand for the three month period ended March 31, 2011.

Income tax expense increased to $1.9 million for the three month period ended March 31, 2012 from $1.3 million for the three month period ended March 31, 2011. Our effective tax rate for the three month period ended March 31, 2012 remained consistent at 36.9% when compared to the three month period ended March 31, 2011.

Net Income

Net income increased by $1.1 million, or 47.8%, to $3.3 million for the three month period ended March 31, 2012 from $2.2 million for the three month period ended March 31, 2011 related to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2012, we had $48.2 million in cash and cash equivalents, $74.8 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2012.

Cash provided by operating activities

For the three month period ended March 31, 2012, $4.4 million of cash was provided by operating activities, representing an increase of $1.9 million compared to the three month period ended March 31, 2011. For the three month period ended March 31, 2012, we generated $6.2 million in cash from net income, adjusted for non-cash operating items as compared to $4.7 million for the three month period ended March 31, 2011. For the three month periods ended March 31, 2012 and 2011, this cash flow generation was offset by $1.7 million and $2.2 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $2.2 million and $2.9 million during the three month periods ended March 31, 2012 and 2011, respectively. For the three month period ended March 31, 2012, the primary investing activity was related to the procurement of computer hardware and software and the internal development of computer software. For the three month period ended March 31, 2011, the primary investing activities during this period were acquisition related payments and the procurement of computer hardware and software and internal development of computer software.

Cash provided by (used in) financing activities

During the three month period ended March 31, 2012, net cash used in financing activities was $1.0 million compared to cash provided by financing activities of $0.3 million for the three month period ended March 31, 2011. This was primarily attributable to the exercise of employee stock options offset by contingent consideration payments of $1.2 million. For the three month period ended March 31, 2011, the cash provided by financing activities was primarily related to the exercise of employee stock options offset by a contingent payment of $0.2 million.

Credit facility

As of March 31, 2012, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2012. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2012, we were not in violation of any of these various covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $1.8 million of potential earn-out payments in 2012 due in connection with our acquisitions. We currently expect to use up to $6.0 million for capital expenditures by the end of 2012. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Recent Accounting Pronouncements

On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. The Company adopted this ASU for the interim period ending March 31, 2012 and it had no material impact on the financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2012 and 2011.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In October 2010, we filed a lawsuit against one of our former enterprise clients demanding payment of outstanding amounts due. Management believes all billed amounts, approximately $2.7 million, are due and collectible and as such, the entire amount due is reflected in accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2012. The allowance for doubtful accounts has been adjusted to reflect our estimate of the probable outcome of this dispute. Concurrently, a lawsuit was filed by this client against us alleging damages of approximately $2.5 million. Management believes this lawsuit is without merit and intends to vigorously dispute this claim.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.    Exhibits

Exhibit No	Description of Exhibit
10.1
Amended and Restated Employment Agreement, dated as of March 21, 2012 and effective as of January 1, 2012, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012).

10.2
Amended and Restated Employment Agreement, dated as of March 21, 2012 and effective as of January 1, 2012, by and between Echo Global Logistics, Inc. and David B. Menzel (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	May 2, 2012		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	May 2, 2012		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1
Amended and Restated Employment Agreement, dated as of March 21, 2012 and effective as of January 1, 2012, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012).

10.2
Amended and Restated Employment Agreement, dated as of March 21, 2012 and effective as of January 1, 2012, by and between Echo Global Logistics, Inc. and David B. Menzel (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.