Form 10-Q
period 2012-06-30
Echo Global Logistics, Inc.
filed 2012-08-02
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

        As of July 31, 2012, the Registrant had 22,882,940 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	$185,230,701	$151,504,471	$353,799,806	$280,950,042

COSTS AND EXPENSES:
Transportation costs	$150,430,597	$122,217,914	$286,329,924	$226,137,530
Selling, general, and administrative expenses	27,062,901	22,556,589	52,346,845	42,545,862
Depreciation and amortization	2,186,376	2,030,337	4,215,653	3,978,391
INCOME FROM OPERATIONS	5,550,827	4,699,631	10,907,384	8,288,259
Interest income	272	33,317	2,850	66,316
Interest expense	(2,746)	(5,321)	(6,554)	(11,017)
Other expense	(125,864)	(130,676)	(234,270)	(194,317)
OTHER EXPENSE, NET	(128,338)	(102,680)	(237,974)	(139,018)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,422,489	4,596,951	10,669,410	8,149,241
INCOME TAX EXPENSE	(2,019,655)	(1,701,637)	(3,954,786)	(3,012,528)
NET INCOME	$3,402,834	$2,895,314	$6,714,624	$5,136,713
Basic net income per share	$0.15	$0.13	$0.30	$0.23
Diluted net income per share	$0.15	$0.13	$0.29	$0.23
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,340,589	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,454,347 and $3,017,742 at June 30, 2012 and December 31, 2011, respectively	99,806,003	89,191,456
Income taxes receivable	878,835	636,362
Prepaid expenses	3,616,186	4,634,612
Other current assets	142,669	164,286
Total current assets	151,784,282	141,634,025
Property and equipment, net	11,889,808	10,834,526
Intangible assets:
Goodwill	42,591,209	41,476,212
Intangible assets, net of accumulated amortization of $7,546,717 and $6,563,870 at June 30, 2012 and December 31, 2011, respectively	5,797,206	6,281,452
Other assets	218,808	271,871
Total assets	$212,281,313	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,127,235	$59,949,927
Current maturities of capital lease obligations	77,196	175,166
Due to seller-short term	4,456,369	5,278,889
Accrued expenses	5,987,804	5,195,545
Deferred income taxes	503,105	923,208
Total current liabilities	73,151,709	71,522,735
Due to seller-long term	7,144,734	7,573,392
Deferred income taxes	2,920,623	2,056,275
Capital lease obligations, net of current maturities	8,296	24,086
Total liabilities	83,225,362	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,337,884 and 22,155,857 shares were issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,234	2,216
Additional paid-in capital	96,467,183	93,447,472
Retained earnings	32,586,534	25,871,910
Total stockholders' equity	129,055,951	119,321,598
Total liabilities and stockholders' equity	$212,281,313	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$6,714,624	$5,136,713
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	444,245	52,562
Noncash stock compensation expense	1,538,803	504,048
Reduction in contingent consideration due to seller	(445,592)	(119,584)
Depreciation and amortization	4,215,653	3,978,391
Change in assets, net of acquisitions:
Accounts receivable	(10,990,798)	(16,990,280)
Taxes receivable	(242,473)	(534,061)
Prepaid expenses and other assets	1,093,106	1,004,307
Change in liabilities, net of acquisitions:
Accounts payable	2,529,114	9,767,415
Accrued expenses and other	792,256	(254,314)
Net cash provided by operating activities	5,648,938	2,545,197
Investing activities
Purchases of property and equipment	(4,288,087)	(3,246,385)
Short-term note receivable	—	(100,000)
Payments for acquisitions, net of cash acquired	(957,243)	(1,113,017)
Net cash used in investing activities	(5,245,330)	(4,459,402)
Financing activities
Principal payments on capital lease obligations	(113,754)	(159,582)
Tax benefit of stock options exercised	434,299	137,029
Payment of contingent consideration	(1,437,500)	(480,000)
Issuance of shares, net of issuance costs	1,233,502	771,794
Employee tax withholdings related to net share settlements of equity-based awards	(186,875)	—
Net cash provided by (used in) financing activities	(70,328)	269,241
Increase (decrease) in cash and cash equivalents	333,280	(1,644,964)
Cash and cash equivalents, beginning of period	47,007,309	43,218,164
Cash and cash equivalents, end of period	$47,340,589	$41,573,200
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,554	$12,070
Cash paid during the period for income taxes	3,458,960	3,357,000
Non-cash financing activity
Due to seller	631,914	1,515,984
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2012
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2011	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598
Share compensation expense	—	—	1,538,803	—	1,538,803
Exercise of stock options	156,645	15	1,233,487	—	1,233,502
Common stock issued for vested restricted stock	36,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,468)	(1)	(186,874)	—	(186,875)
Tax benefit from exercise of stock options	—	—	434,299	—	434,299
Net income	—	—	—	6,714,624	6,714,624
Balance at June 30, 2012	22,337,884	$2,234	$96,467,183	$32,586,534	$129,055,951

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results expected for the full year of 2012. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

2. New Accounting Pronouncements

On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012 and it had no material impact on the financial statements.

3. Acquisitions

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768 and an additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

goodwill, of which $1,515,984 is related to contingent consideration. In January 2012, the Company paid Nationwide $437,500 as certain performance measures of the purchase agreement were met as of December 31, 2011. This payment reduced the contingent consideration liability. For the three and six month periods ended June 30, 2012 , the Company recorded an increase of $17,412 and $34,572, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,204,015 at June 30, 2012. For the three and six month periods ended June 30, 2011, the Company recorded an increase of $22,572 and $44,818, respectively, to the contingent consideration obligation. Changes in fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,312,500. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. (Advantage), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Advantage for $3,291,548 in cash and an additional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,649,151 of goodwill, of which $2,353,640 is related to contingent consideration. For the three and six month periods ended June 30, 2012, the Company recorded an increase of $60,754 and a decrease of $49,849, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $2,396,256 at June 30, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to be between $2,494,910 and $2,775,000. As of June 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,300,000, excluding future contingent consideration payments.

Trailer Transport Systems

Effective December 1, 2011, the Company acquired the stock of Trailer Transport Systems (TTS), a non-asset based third-party logistics provider with offices in Rochester, New York, and the results of TTS have been included in the consolidated financial statements since that date. The Company acquired 100% of the stock of TTS as of the acquisition date for $1,902,982 in cash and an additional $1,875,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to November 30, 2014. As a result of the acquisition, the Company recorded $2,962,142 of goodwill, of which $1,632,457 is related to contingent consideration. For the three and six month periods ended June 30, 2012, the Company recorded an increase of $37,298 and $22,243, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,663,623 at June 30, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to TTS to be approximately $1,875,000. As of June 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. There is no goodwill deductible for U.S. income tax purposes.

Materiality of 2011 Acquisitions

The Company evaluated the 2011 acquisitions to determine if they are material on both an individual and aggregate basis and has concluded that the acquisitions of Nationwide, Advantage and TTS are not material on an individual or aggregate basis.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

2012 Acquisition

Purple Plum Logistics, LLC

Effective May 31, 2012, the Company acquired Purple Plum Logistics, LLC (Purple Plum), a truckload transportation brokerage with offices in Wakefield, Massachusetts, and the results of Purple Plum have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Purple Plum for $957,243 in cash and an additional $750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to May 31, 2016. As a result of the acquisition, the Company recorded $1,263,147 of goodwill, of which $631,914 is related to contingent consideration. For the three month period ended June 30, 2012, the Company recorded an increase of $6,756 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Purple Plum resulting in a liability due to seller of $638,670 at June 30, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Purple Plum to be $750,000. As of June 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company's financial statements. The amount of goodwill deductible for U.S. income tax purposes is approximately $631,000, excluding future contingent consideration payments.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $11,601,103. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

In April 2012, the Company transferred funds from a Level 1 financial asset (money market fund) to a non-interest bearing cash account included in Cash and Cash Equivalents at June 30, 2012. As such, the funds are no longer classified as Level 1 fair value financial asset. The following table sets forth the Company's financial liabilities measured at fair value on a

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

recurring basis and the basis of measurement at June 30, 2012 and December 31, 2011:

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Liabilities:
Contingent consideration obligation	$(11,601,103)	$—	$—	$(11,601,103)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2		Level 3
Assets:
Money market funds	$5,048,029	$5,048,029	$—	—	$—
Liabilities:
Contingent consideration obligation	$(12,852,281)	$—	$—		$(12,852,281)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(12,852,281)
Increase related to purchase accounting for acquisitions	(631,914)
Change in fair value	445,592
Payment of contingent consideration	1,437,500
Balance at June 30, 2012	$(11,601,103)

For the six month period ended June 30, 2012, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of Freight Management Inc., Distribution Services Inc. (DSI), Resource Group and Associates (RGA), Lubenow Logistics LLC (Lubenow), Freight Lanes International Inc., DNA Freight Inc., Nationwide, Advantage, TTS and Purple Plum. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's estimated earnout payments related to the purchases of these businesses.

For the six month periods ended June 30, 2012 and 2011, the Company recognized a benefit of $445,592 and $119,584, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the six month periods ended June 30, 2012 and 2011, the Company paid $1,437,500 and $480,000, respectively, in contingent earn-out payments. In the six month period ended June 30, 2012, the Company paid the former owners of RGA, DSI, Nationwide and Lubenow, $200,000, $520,000, $437,500 and $280,000, respectively, as the EBITDA targets established in the purchase agreements had been met. In the six month period ended June 30, 2011, the Company paid the former owners of RGA and Lubenow $200,000 and $280,000, respectively, as the EBITDA targets established in the purchase agreement had been met.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2011 to June 30, 2012:

Balance as of December 31, 2011	$41,476,212
Goodwill acquired related to the purchase of Advantage	(192,161)
Goodwill acquired related to the purchase of TTS	44,011
Goodwill acquired related to the purchase of Purple Plum	1,263,147
Balance as of June 30, 2012	$42,591,209

The following is a summary of amortizable intangible assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Weighted- Average Life
Customer relationships	$13,014,923	$12,516,322	6.5 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	13,343,923	12,845,322	6.4 years
Less accumulated amortization	(7,546,717)	(6,563,870)
Intangible assets, net	$5,797,206	$6,281,452

Amortization expense related to intangible assets was $982,847 and $1,257,340 for the six months ended June 30, 2012 and 2011, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2012	$924,439
2013	1,493,259
2014	1,188,864
2015	972,065
2016	651,287
Thereafter	567,292
$5,797,206

6. Accrued Expenses

The components of accrued expenses at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Accrued compensation	$1,336,400	$1,710,448
Accrued rebates	1,844,688	1,557,081
Deferred rent	1,036,756	706,188
Other	1,769,960	1,221,828
Total accrued expenses	$5,987,804	$5,195,545

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before provision for income taxes	$5,422,489	$4,596,951	$10,669,410	$8,149,241
Income tax expense	(2,019,655)	(1,701,637)	(3,954,786)	(3,012,528)
Effective tax rate	37.2%	37.0%	37.1%	37.0%

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the six month period ended June 30, 2012. For the six month period ended June 30, 2011, employee stock options totaling 39,500 were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$3,402,834	$2,895,314	$6,714,624	$5,136,713
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,223,451	22,132,542	22,202,778	22,110,701
Effect of dilutive securities:
Employee stock options/Unvested Restricted Stock	532,455	464,626	567,438	452,308
Denominator for dilutive earnings per share	22,755,906	22,597,168	22,770,216	22,563,009
Basic net income per common share	$0.15	$0.13	$0.30	$0.23
Diluted net income per common share	$0.15	$0.13	$0.29	$0.23

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $565,681 and $1,538,803 in compensation expense with corresponding tax benefits of $220,616 and $600,133 for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, the Company recorded $252,253 and $504,048 in compensation expense with corresponding tax benefits of $98,379 and $196,579, respectively. During the six month period ended June 30, 2012, the Company did not grant any stock options. For the six month period ended June 30, 2011, the Company granted 176,306 options to various employees and directors. The Company also granted 404,487 and 192,750 shares of restricted stock during the six month periods ended June 30, 2012 and June 30, 2011, respectively, to various employees.

The following assumptions were utilized in the valuation for options granted during the six months ended June 30, 2011. There were no options granted during the six month period June 30, 2012.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011

Six Months Ended June 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	—%	3.17%-3.37%
Weighted-average expected life	—	7.3 years
Volatility	—%	35.0%-35.2%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of June 30, 2012, InnerWorkings owned 41,556 shares of the Company's common stock, or 0.2% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,959,917 and $5,865,801 for the three and six month periods ended June 30, 2012, respectively, from InnerWorkings. For the three and six months ended June 30, 2011, the Company recognized revenue of $2,137,195 and $3,846,251, respectively. InnerWorkings provides print and procurement services to the Company.

As of June 30, 2012 and December 31, 2011, the Company had a net receivable due from InnerWorkings of $2,539,064 and $1,800,181, respectively. The Company had accounts payable of $41,059 and $148,443 due to InnerWorkings as of June 30, 2012 and December 31, 2011, respectively, as a result of the print and procurement services.

Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, is a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

During 2011 and 2012, the Company used the law firm Lefkofsky & Gorosch, P.C. for legal services. Lefkofsky & Gorosch, P.C. was founded by Steven P. Lefkofsky, the brother of Eric Lefkofsky, a member of the Company's Board of Directors. Echo paid Lefkofsky & Gorosch, P.C. $45,570 and $50,207 for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, Echo paid Lefkofsky & Gorosch, P.C. $19,814 and $34,222, respectively.

In 2012, the Company entered into an agreement with Groupon Goods to provide transportation and supply chain management services for Groupon Goods. The Company recognized revenue from Groupon Goods of $575,784 and $648,818 for the three and six month periods ended June 30, 2012. The Company did not provide transportation services for Groupon Goods in 2011.

11. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In May 2012, the Company settled ongoing litigation with one of its former enterprise clients. The total amount due from this former client was approximately $2.7 million and the former client had previously filed suit against the Company for damages of approximately $2.5 million. In consideration for payment to Echo of approximately $2.0 million, all litigation was dismissed. Costs associated with the settlement are included in general and administrative expenses.

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

We procured transportation and provided logistics services for 17,443 clients for the six month period ended June 30, 2012 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands, except per share data)	(Unaudited)
Consolidated statements of income data:
Revenue	$185,231	$151,504	$353,800	$280,950
Transportation costs	150,431	122,218	286,330	226,138
Net revenue	34,800	29,286	67,470	54,812
Operating expenses:
Commissions	9,947	8,977	19,412	16,650
Selling, general and administrative	17,234	13,590	33,381	26,016
Contingent consideration	(118)	(11)	(446)	(120)
Depreciation and amortization	2,186	2,030	4,216	3,978
Total operating expenses	29,249	24,586	56,563	46,524
Income from continuing operations	5,551	4,700	10,907	8,288
Other expense	(128)	(103)	(237)	(139)
Income before income taxes	5,423	4,597	10,670	8,149
Income tax expense	(2,020)	(1,702)	(3,955)	(3,012)
Net income	$3,403	$2,895	$6,715	$5,137
Net income per share of common stock:
Basic	$0.15	$0.13	$0.30	$0.23
Diluted	$0.15	$0.13	$0.29	$0.23
Shares used in per share calculations:
Basic	22,223	22,133	22,203	22,111
Diluted	22,756	22,597	22,770	22,563

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $353.8 million and $281.0 million for the six month periods ended June 30, 2012 and 2011, respectively, a year over year increase in revenue of 25.9%.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of June 30, 2012, we had 191 enterprise clients and, for the six month period ended June 30, 2012, we served over 17,252 transactional clients. For the six month period ended June 30, 2012, we entered into contracts with 14 new enterprise clients. For the six month periods ended June 30, 2012 and 2011, enterprise clients accounted for 31% and 32%, respectively, and transactional clients accounted for 69% and 68%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six month period ended June 30, 2012, LTL accounted for 46% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue, intermodal accounted for 4% of our revenue and other transportation modes accounted for 2% of our revenue. For the six month period ended June 30, 2011, LTL accounted for 49% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue, intermodal accounted for 2% of our revenue and other transportation accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the six month periods ended June 30, 2012 and 2011, our net revenue was $67.5 million and $54.8 million, respectively, reflecting an increase of 23.1%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the six month periods ended June 30, 2012 and 2011, commission expense was 28.8% and 30.4%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

We accrue for commission expense when we recognize the related revenue. Some of our sales personnel receive a monthly advance to provide them with a more consistent income stream. Cash paid to our sales personnel in advance of commissions earned is reflected as a prepaid expense on our consolidated balance sheet. As our sales personnel earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any.

Our selling, general and administrative expenses, which exclude commission expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the six month periods ended June 30, 2012 and 2011, our selling, general and administrative expenses were $33.4 million and $26.0 million, respectively. For the six month periods ended June 30, 2012 and 2011, selling, general and administrative expenses as a percentage of net revenue were 49.5% and 47.5%, respectively.

Our contingent consideration expenses consist of the change in the fair market value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the six month periods ended June 30, 2012 and 2011, we recorded a benefit of $0.4 million and $0.1 million, respectively, in contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the six month periods ended June 30, 2012 and 2011, depreciation expense was $3.2 million and $2.7 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the six month periods ended June 30, 2012 and 2011, amortization expense was $1.0 million and $1.3 million, respectively.

Comparison of six months ended June 30, 2012 and 2011

Revenue

Our revenue increased by $72.8 million, or 25.9%, to $353.8 million for the six month period ended June 30, 2012 from $281.0 million for the six month period ended June 30, 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, tighter capacity and higher fuel prices, in both the LTL and TL marketplace, led to higher transportation rates. Also, $18.8 million of revenue was generated for the six month period ended June 30, 2012 from acquisitions completed subsequent to June 30, 2011.

Our revenue from enterprise clients increased by $18.7 million, or 20.6%, to $109.5 million for the six month period ended June 30, 2012 from $90.8 million for the six month period ended June 30, 2011, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 31% of our revenue during the six month period ended June 30, 2012 from 32% for the six month period ended June 30, 2011. As of June 30, 2012, we had 191 enterprise clients under contract, which was an increase of 30 compared to 161 enterprise clients under contract as of June 30, 2011.

Our revenue from transactional clients increased by $54.1 million, or 28.5%, to $244.3 million for the six month period ended June 30, 2012 from $190.2 million for the six month period ended June 30, 2011. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients and an increase in the revenue per transactional client. Our percentage of revenue from transactional clients increased to 69% of our revenue for the six month period ended June 30, 2012 from 68% of our revenue for the six month period ended June 30, 2011. We served over 17,252 transactional clients in the six month period ended June 30, 2012, an increase of 1,228, or 7.7%, compared to the 16,024 transactional clients served in the six month period ended June 30, 2011. Our revenue per transactional client increased by approximately 19.3% in the quarter ended June 30, 2012 when compared to the same quarter in 2011.

Transportation costs

Our transportation costs increased by $60.2 million, or 26.6%, to $286.3 million for the six month period ended June 30, 2012 from $226.1 million for the six month period ended June 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 80.9% for the six month period ended June 30, 2012 from 80.5% for the six month period ended June 30, 2011 due to an increased number of TL and intermodal shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $12.7 million, or 23.1%, to $67.5 million for the six month period ended June 30, 2012 from $54.8 million for the six month period ended June 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 19.1% for the six month period ended June 30, 2012 from 19.5% for the six month period ended June 30, 2011. The decrease in net revenue margins was the result of a lower mix of LTL revenue in the six month period ended June 30, 2012.

Operating expenses

Commission expense increased by $2.7 million, or 16.6%, to $19.4 million for the six month period ended June 30, 2012 from $16.7 million for the six month period ended June 30, 2011. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $7.4 million, or 28.3%, to $33.4 million for the six month period ended June 30, 2012 from $26.0 million for the six month period ended June 30, 2011. The increase is primarily the result of hiring personnel to support our growth initiatives and increases in other general and administrative expenses due to the increase in the number of employees and the ongoing expansion of our business. As a percentage of net revenue, selling, general and administrative expenses increased to 49.5% for the six month period ended June 30, 2012 from 47.5% for the six month period ended June 30, 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business and non-recurring charges of $0.7 million related to the settlement of a 2010 lawsuit with a former enterprise client in May of 2012.

Contingent consideration

The change in contingent consideration for the six month periods ended June 30, 2012 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The resulting benefit recognized in our consolidated statement of income from the change in the contingent consideration obligation increased by $0.3 million, to $0.4 million for the six month period ended June 30, 2012 from $0.1 million for the six month period ended June 30, 2011. For the six month period ended June 30, 2012, the benefit primarily related to a decrease in the contingent liability due to DNA of $0.7 million and increases in the contingent liability due to other acquisitions totaling approximately $0.3 million in aggregate. These adjustments were the result of changes to the forecasted financial performance of each acquisition. As of June 30, 2012, DNA Freight Inc. (DNA) has not experienced the growth needed to achieve their second year EBITDA performance measures set forth in their amended asset purchase agreement. The measurement date for the second year measurement is November 30, 2012. As a result, the value of the second year earn-out payment was reduced to zero and the fair value future earn-out payments were reduced to reflect the likelihood that EBITDA earn-out targets will be achieved in future years. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2012. For the six month period ended June 30, 2011, the benefit related to increases in the contingent liability due to Freight Management Inc. (FMI) and Lubenow Logistics LLC of $0.4 million and $0.2 million, respectively, and a decrease in the contingent liability due to DNA and Freight Lanes International of $0.4 million and $0.5 million, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Depreciation and amortization

Depreciation expense increased by $0.5 million, or 18.8%, to $3.2 million for the six month period ended June 30, 2012 from $2.7 million for the six month period ended June 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.3 million, or 21.8%, to $1.0 million for the six month period ended June 30, 2012 from $1.3 million for the six month period ended June 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to acquisitions that occurred in 2007.

Income from operations

Income from operations increased by $2.6 million, or 31.6%, to $10.9 million for the six month period ended June 30, 2012 from $8.3 million for the six month period ended June 30, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $237 thousand for the six month period ended June 30, 2012 from $139 thousand for the six month period ended June 30, 2011.

Income tax expense increased to $4.0 million for the six month period ended June 30, 2012 from $3.0 million for the six month period ended June 30, 2011. Our effective tax rate for the six month period ended June 30, 2012 increased to 37.1% when compared to 37.0% for the six month period ended June 30, 2011.

Net Income

Net income increased by $1.6 million, or 30.7%, to $6.7 million for the six month period ended June 30, 2012 from $5.1 million for the six month period ended June 30, 2011 related to the items previously discussed.

Comparison of three months ended June 30, 2012 and 2011

Revenue

Our revenue increased by $33.7 million, or 22.3%, to $185.2 million for the three month period ended June 30, 2012 from $151.5 million for the three month period ended June 30, 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, tighter capacity and higher fuel prices, in both the LTL and TL marketplace, led to higher transportation rates. Also, $9.8 million of revenue was generated for the three month period ended June 30, 2012 from acquisitions completed subsequent to June 30, 2011.

Our revenue from enterprise clients increased by $8.3 million, or 17.1%, to $56.8 million for the three month period ended June 30, 2012 from $48.5 million for the three month period ended June 30, 2011, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our number of transactional clients, our percentage of revenue from enterprise clients decreased to 31% of our revenue during the three month period ended June 30, 2012 from 32% for the three month period ended June 30, 2011. As of June 30, 2012, we had 191 enterprise clients under contract, which was an increase of 30 compared to 161 enterprise clients under contract as of June 30, 2011.

Our revenue from transactional clients increased by $25.4 million, or 24.7%, to $128.4 million for the three month period ended June 30, 2012 from $103.0 million for the three month period ended June 30, 2011. The growth in revenue from transactional clients during this period was driven by the increase in the number of our transactional clients and an increase in the revenue per transactional client. Our percentage of revenue from transactional clients increased to 69% of our revenue for the three month period ended June 30, 2012 from 68% of our revenue for the three month period ended June 30, 2011. We served over 17,252 transactional clients in the three month period ended June 30, 2012, an increase by 1,228, or 7.7%, compared to the 16,024 transactional clients served in the three month period ended June 30, 2011. Our revenue per transactional client increased by approximately 15.8% in the six months ended June 30, 2012 when compared to the same period in 2011.

Transportation costs

Our transportation costs increased by $28.2 million, or 23.1%, to $150.4 million for the three month period ended June 30, 2012 from $122.2 million for the three month period ended June 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.2% for the three month period ended June 30, 2012 from 80.7% for the three month period ended June 30, 2011 due primarily to an increased number of TL and intermodal shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $5.5 million, or 18.8%, to $34.8 million for the three month period ended June 30, 2012 from $29.3 million for the three month period ended June 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.8% for the three month period ended June 30, 2012 from 19.3% for the three month period ended June 30, 2011. The decrease in net revenue margins was primarily the result of a lower mix of LTL revenue in the three month period ended June 30, 2012.

Operating expenses

Commission expense increased by $0.9 million, or 10.8%, to $9.9 million for the three month period ended June 30, 2012 from $9.0 million for the three month period ended June 30, 2011. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $3.6 million, or 26.8%, to $17.2 million for the three month period ended June 30, 2012 from $13.6 million for the three month period ended June 30, 2011. The increase is primarily the result of hiring personnel to support our growth initiatives and increases in other general and administrative expenses due to the increase in the number of employees and the ongoing expansion of our business. As a percentage of net revenue, selling, general and administrative expenses increased to 49.5% for the three month period ended June 30, 2012 from 46.4% for the three month period ended June 30, 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business and non-recurring charges of $0.7 million related to the settlement of a 2010 lawsuit with a former enterprise client in May 2012. See "Item 1--Legal Proceedings."

Contingent consideration

The change in contingent consideration for the three month periods ended June 30, 2012 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The resulting benefit recognized in our consolidated statement of income from the change in the contingent consideration obligation increased by $0.1 million, to $0.1 million for the three month period ended June 30, 2012 from $0.0 million for the three month period ended June 30, 2011. For the three month period ended June 30, 2012, the benefit primarily related to a decrease in the contingent liability due to DNA of $0.3 million offset by increases in the contingent liability due to other acquisitions. These increases were the result of changes to the forecasted financial performance of these acquisitions. As of June 30, 2012, DNA has not experienced the growth needed to achieve their full second year EBITDA performance measures set forth in their amended asset purchase agreement. The measurement date for the second year measurement is November 30, 2012. As a result, the value of the second year earn-out payment was reduced to zero and the fair value of future earn-out payments were reduced to reflect the likelihood that EBITDA earn-out targets will be achieved in future years. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2012. For the three month period ended June 30, 2011, the benefit related to increases in the contingent liability due to FMI and Lubenow of $0.1 million and $0.2 million, respectively, offset by a decrease in the contingent liability due to DNA of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Depreciation and amortization

Depreciation expense increased by $0.3 million, or 20.5%, to $1.7 million for the three month period ended June 30, 2012 from $1.4 million for the three month period ended June 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.1 million, or 20.2%, to $0.5 million for the three month period ended June 30, 2012 from $0.6 million for the three month period ended June 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to 2007 acquisitions.

Income from operations

Income from operations increased by $0.9 million, or 18.1%, to $5.6 million for the three month period ended June 30, 2012 from $4.7 million for the three month period ended June 30, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $128.3 thousand for the three month period ended June 30, 2012 from $102.7 thousand for the three month period ended June 30, 2011.

Income tax expense increased to $2.0 million for the three month period ended June 30, 2012 from $1.7 million for the three month period ended June 30, 2011. Our effective tax rate for the three month period ended June 30, 2012 increased to 37.2% when compared to 37.0% for the three month period ended June 30, 2011.

Net Income

Net income increased by $0.5 million, or 17.5%, to $3.4 million for the three month period ended June 30, 2012 from $2.9 million for the three month period ended June 30, 2011 related to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2012, we had $47.3 million in cash and cash equivalents, $78.6 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2013.

Cash provided by operating activities

For the six month period ended June 30, 2012, $5.6 million of cash was provided by operating activities, representing an increase of $3.1 million compared to the six month period ended June 30, 2011. For the six month period ended June 30, 2012, we generated $12.5 million in cash from net income, adjusted for non-cash operating items as compared to $9.5 million for the six month period ended June 30, 2011. For the six month periods ended June 30, 2012 and 2011, this cash flow generation was offset by $6.8 million and $7.0 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $5.2 million and $4.5 million during the six month periods ended June 30, 2012 and 2011, respectively. For the six month period ended June 30, 2012, the primary investing activity was related to the procurement of computer hardware and software and the internal development of computer software and acquisition related payments. For the three month period ended June 30, 2011, the primary investing activities during this period were the procurement of computer hardware and software and internal development of computer software and acquisition related payments.

Cash provided by (used in) financing activities

During the six month period ended June 30, 2012, net cash used in financing activities was $0.1 million compared to cash provided by financing activities of $0.3 million for the six month period ended June 30, 2011. This was primarily attributable to the exercise of employee stock options offset by contingent consideration payments of $1.4 million for the six month period ended June 30, 2012. For the six month period ended June 30, 2011, the cash provided by financing activities was primarily related to the exercise of employee stock options offset by contingent consideration payments of $0.5 million.

Credit facility

As of June 30, 2012, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2013. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2012, we were not in violation of any of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $1.5 million of potential earn-out payments in 2012 due in connection with our acquisitions. We currently expect to use up to $4.0 million for capital expenditures by the end of 2012. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Recent Accounting Pronouncements

On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. The Company adopted this ASU for the interim period ending June 30, 2012 and it had no material impact on the financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2012 and 2011.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In May 2012, the Company settled ongoing litigation with one of its former enterprise clients. The total amount due from this former client was approximately $2.7 million and the former client had previously filed suit against us for damages of approximately $2.5 million. In consideration for payment to us of approximately $2.0 million, all litigation was dismissed. Costs associated with the settlement are included in general and administrative expenses.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	August 2, 2012		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	August 2, 2012		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.