Form 10-Q
period 2012-09-30
Echo Global Logistics, Inc.
filed 2012-11-01
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

        As of October 31, 2012, the Registrant had 23,162,982 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE	$192,737,761	$158,956,001	$546,537,567	$439,906,043

COSTS AND EXPENSES:
Transportation costs	156,145,239	128,336,597	442,475,163	354,474,127
Selling, general, and administrative expenses	27,977,727	22,994,195	80,324,572	65,540,057
Depreciation and amortization	2,294,608	2,174,371	6,510,261	6,152,762
INCOME FROM OPERATIONS	6,320,187	5,450,838	17,227,571	13,739,097
Interest income	—	34,164	2,850	100,480
Interest expense	(1,736)	(4,723)	(8,290)	(15,740)
Other expense	(120,121)	(109,714)	(354,391)	(304,031)
OTHER EXPENSE, NET	(121,857)	(80,273)	(359,831)	(219,291)
INCOME BEFORE PROVISION FOR INCOME TAXES	6,198,330	5,370,565	16,867,740	13,519,806
INCOME TAX EXPENSE	(2,381,394)	(1,991,064)	(6,336,180)	(5,003,592)
NET INCOME	$3,816,936	$3,379,501	$10,531,560	$8,516,214
Basic net income per share	$0.17	$0.15	$0.47	$0.38
Diluted net income per share	$0.17	$0.15	$0.46	$0.38
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,167,633	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,292,271 and $3,017,742 at September 30, 2012 and December 31, 2011, respectively	100,442,704	89,191,456
Income taxes receivable	—	636,362
Prepaid expenses	2,465,107	4,634,612
Other current assets	139,419	164,286
Total current assets	151,214,863	141,634,025
Property and equipment, net	12,645,398	10,834,526
Intangible assets:
Goodwill	44,388,202	41,476,212
Intangible assets, net of accumulated amortization of $8,051,186 and $6,563,870 at September 30, 2012 and December 31, 2011, respectively	5,982,737	6,281,452
Other assets	172,732	271,871
Total assets	$214,403,932	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$60,331,993	$59,949,927
Current maturities of capital lease obligations	43,398	175,166
Due to seller-short term	4,349,327	5,278,889
Accrued expenses	6,926,880	5,195,545
Income tax payable	750,277	—
Deferred income taxes	50,244	923,208
Total current liabilities	72,452,119	71,522,735
Due to seller-long term	5,808,848	7,573,392
Deferred income taxes	2,562,802	2,056,275
Capital lease obligations, net of current maturities	—	24,086
Total liabilities	80,823,769	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,389,487 and 22,155,857 shares were issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,239	2,216
Additional paid-in capital	97,174,454	93,447,472
Retained earnings	36,403,470	25,871,910
Total stockholders' equity	133,580,163	119,321,598
Total liabilities and stockholders' equity	$214,403,932	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$10,531,560	$8,516,214
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(362,818)	(142,935)
Noncash stock compensation expense	2,139,513	798,860
Reduction in contingent consideration due to seller	(443,520)	(246,737)
Depreciation and amortization	6,510,261	6,152,762
Change in assets, net of acquisitions:
Accounts receivable	(11,339,153)	(20,704,741)
Taxes receivable (payable)	1,386,639	(651,686)
Prepaid expenses and other assets	2,293,511	2,464,595
Change in liabilities, net of acquisitions:
Accounts payable	629,156	12,729,352
Accrued expenses and other	1,700,556	29,103
Net cash provided by operating activities	13,045,705	8,944,787
Investing activities
Purchases of property and equipment	(6,833,816)	(4,898,060)
Payments for acquisitions, net of cash acquired	(3,601,483)	(2,819,829)
Net cash used in investing activities	(10,435,299)	(7,717,889)
Financing activities
Principal payments on capital lease obligations	(155,849)	(197,765)
Tax benefit of stock options exercised	360,443	152,897
Payment of contingent consideration	(2,882,500)	(1,000,000)
Issuance of shares, net of issuance costs	1,420,560	790,189
Employee tax withholdings related to net share settlements of equity-based awards	(192,736)	—
Net cash used in financing activities	(1,450,082)	(254,679)
Increase in cash and cash equivalents	1,160,324	972,219
Cash and cash equivalents, beginning of period	47,007,309	43,218,164
Cash and cash equivalents, end of period	$48,167,633	$44,190,383
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,290	$18,229
Cash paid during the period for income taxes	5,092,160	5,750,100
Non-cash financing activity
Vesting of restricted shares	37,850	—
Due to seller	631,914	3,869,624
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2011	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598
Share compensation expense	—	—	2,139,513	—	2,139,513
Exercise of stock options	207,605	20	1,420,540	—	1,420,560
Common stock issued for vested restricted stock	37,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,825)	(1)	(193,510)	—	(193,511)
Tax benefit from exercise of stock options	—	—	360,443	—	360,443
Net income	—	—	—	10,531,560	10,531,560
Balance at September 30, 2012	22,389,487	$2,239	$97,174,454	$36,403,470	$133,580,163

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Echo Global Logistics, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated statements of income include the results of entities or assets acquired from the effective date of the acquisition for accounting purposes.

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results expected for the full year of 2012. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

2. New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update 2011-05, Comprehensive Income (Topic 220), "Presentation of Comprehensive Income in U.S. GAAP" ("ASU 2011-05"). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not apply to the Company since there are no items of other comprehensive income in any period presented.

3. Acquisitions

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC ("Nationwide"), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768 and an additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. In January 2012, the Company paid Nationwide $437,500

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

as certain performance measures of the purchase agreement were met as of December 31, 2011, reducing the contingent consideration liability. For the three and nine month periods ended September 30, 2012 , the Company recorded an increase of $17,668 and $52,240, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,221,683 at September 30, 2012. For the three and nine month periods ended September 30, 2011, the Company recorded an increase of $22,902 and $67,720, respectively, to the contingent consideration obligation. Changes in fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,312,500. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. ("Advantage"), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Advantage for $3,291,548 in cash and an additional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,649,151 of goodwill, of which $2,353,640 is related to contingent consideration. In August 2012, the Company paid Advantage $925,000 as certain performance measures of the purchase agreement were met as of July 31, 2012, reducing the contingent consideration liability. For the three and nine month periods ended September 30, 2012, the Company recorded an increase of $179,461 and $129,612, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $1,650,718 at September 30, 2012. For the three and nine month periods ended September 30, 2011, the Company recorded a decrease of $274,315 to the contingent consideration obligation. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to approximately $1,850,000. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,300,000, excluding future contingent consideration payments.

Trailer Transport Systems

Effective December 1, 2011, the Company acquired the stock of Trailer Transport Systems ("TTS"), a non-asset based third-party logistics provider with offices in Rochester, New York, and the results of TTS have been included in the consolidated financial statements since that date. The Company acquired 100% of the stock of TTS as of the acquisition date for $1,902,982 in cash and an additional $1,875,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to November 30, 2014. As a result of the acquisition, the Company recorded $2,958,522 of goodwill, of which $1,632,457 is related to contingent consideration. For the three and nine month periods ended September 30, 2012, the Company recorded an increase of $36,231 and $58,473, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,699,853 at September 30, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to TTS to be approximately $1,875,000. As of September 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. There is no goodwill deductible for U.S. income tax purposes.

Materiality of 2011 Acquisitions

The Company evaluated the 2011 acquisitions to determine if they are material on both an individual and aggregate basis and has concluded that the acquisitions of Nationwide, Advantage and TTS are not material on an individual or aggregate basis. As a result, pro forma results of Nationwide, Advantage and TTS have not been provided.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

2012 Acquisitions

Purple Plum Logistics, LLC

Effective May 31, 2012, the Company acquired Purple Plum Logistics, LLC ("Purple Plum"), a truckload transportation brokerage with offices in Wakefield, Massachusetts, and the results of Purple Plum have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Purple Plum for $957,243 in cash and an additional $750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to May 31, 2016. As a result of the acquisition, the Company recorded $1,263,147 of goodwill, of which $631,914 is related to contingent consideration. For the three and nine month periods ended September 30, 2012, the Company recorded an increase of $640 and $7,396, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Purple Plum resulting in a liability due to seller of $639,311 at September 30, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Purple Plum to be $750,000. As of September 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. The amount of goodwill deductible for U.S. income tax purposes is approximately $631,000, excluding future contingent consideration payments.

Shipper Direct Logistics, Inc.

Effective July 1, 2012, the Company acquired the assets of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage located in Nashville, Tennessee, and the results of Shipper Direct have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase assets and assume certain liabilities of Shipper Direct for $4,423,794, in cash and an additional $4,500,000 in cash consideration was to become payable upon achievement of certain performance measures. Subsequent to the acquisition date, the purchase price was renegotiated and the sellers returned $1,779,554 resulting in a net cash investment of $2,644,240. There is no potential contingent consideration obligation recorded as of September 30, 2012. As a result of the acquisition, the Company recorded $1,800,612 of goodwill. As of September 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. The amount of goodwill deductible for U.S. income tax purposes is $1,800,612, excluding future contingent consideration payments.

Materiality of 2012 Acquisitions

The Company evaluated the 2012 acquisitions to determine if they are material on both an individual and aggregate basis and has concluded that the acquisitions of Purple Plum and Shipper Direct are not material on an individual or an aggregate basis. As a result, pro forma results of Purple Plum and Shipper Direct have not been provided.

4. Fair Value Measurement

The Company applies ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820") for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $10,158,175. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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
Three and Nine Months Ended September 30, 2012 and 2011

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

In April 2012, the Company transferred funds from a Level 1 financial asset (money market fund) to a non-interest bearing cash account included in Cash and Cash Equivalents at September 30, 2012. As such, the funds are no longer classified as Level 1 fair value financial asset. The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2012 and December 31, 2011:

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Liabilities:
Contingent consideration obligation	$(10,158,175)	$—	$—	$(10,158,175)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,048,029	$5,048,029	$—	$—
Liabilities:
Contingent consideration obligation	$(12,852,281)	$—	$—	$(12,852,281)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(12,852,281)
Increase related to purchase accounting for acquisitions	(631,914)
Change in fair value	443,520
Payment of contingent consideration	2,882,500
Balance at September 30, 2012	$(10,158,175)

For the nine month period ended September 30, 2012, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI"), Resource Group and Associates ("RGA"), Lubenow Logistics LLC ("Lubenow"), Freight Lanes International Inc. ("FLI"), DNA Freight Inc., Nationwide, Advantage, TTS and Purple Plum. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's estimated earnout payments related to the purchases of these businesses.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

For the nine month periods ended September 30, 2012 and 2011, the Company recognized a benefit of $443,520 and $246,737, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the nine month periods ended September 30, 2012 and 2011, the Company paid $2,882,500 and $1,000,000, respectively, in contingent earn-out payments. In the nine month period ended September 30, 2012, the Company paid the former owners of RGA, DSI, Nationwide, Lubenow, FMI, and Advantage, $200,000, $520,000, $437,500, $280,000, $520,000 and $925,000, respectively, as certain EBITDA targets set forth in the purchase agreements had been met. In the nine month period ended September 30, 2011, the Company paid the former owners of RGA, Lubenow and FMI, $200,000, $280,000 and $520,000, respectively, as certain EBITDA targets set forth in the purchase agreement had been met.

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2011 to September 30, 2012:

Balance as of December 31, 2011	$41,476,212
Goodwill acquired related to the purchase of Advantage	(192,161)
Goodwill acquired related to the purchase of TTS	40,392
Goodwill acquired related to the purchase of Purple Plum	1,263,147
Goodwill acquired related to the purchase of Shipper Direct	1,800,612
Balance as of September 30, 2012	$44,388,202

The following is a summary of amortizable intangible assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Weighted- Average Life
Customer relationships	$13,704,923	$12,516,322	6.5 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	14,033,923	12,845,322	6.5 years
Less accumulated amortization	(8,051,186)	(6,563,870)
Intangible assets, net	$5,982,737	$6,281,452

Amortization expense related to intangible assets was $1,487,316 and $1,815,410 for the nine months ended September 30, 2012 and 2011, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2012	$482,556
2013	1,609,150
2014	1,292,807
2015	1,070,811
2016	745,095
Thereafter	782,318
$5,982,737

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

6. Accrued Expenses

The components of accrued expenses at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Accrued compensation	$1,586,529	$1,710,448
Accrued rebates	1,960,699	1,557,081
Deferred rent	1,130,915	706,188
Other	2,248,737	1,221,828
Total accrued expenses	$6,926,880	$5,195,545

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income before provision for income taxes	$6,198,330	$5,370,565	$16,867,740	$13,519,806
Income tax expense	(2,381,394)	(1,991,064)	(6,336,180)	(5,003,592)
Effective tax rate	38.4%	37.1%	37.6%	37.0%

The increase in our effective tax rate was due to slightly higher state rates upon filing the 2011 state tax returns in the third quarter of 2012, as a result of apportionment in high tax states.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2011, employee stock options totaling 68,556 were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$3,816,936	$3,379,501	$10,531,560	$8,516,214
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,383,168	22,153,007	22,272,952	22,124,803
Effect of dilutive securities:
Employee stock options/Unvested Restricted Stock	512,106	417,548	548,994	440,721
Denominator for dilutive earnings per share	22,895,274	22,570,555	22,821,946	22,565,524
Basic net income per common share	$0.17	$0.15	$0.47	$0.38
Diluted net income per common share	$0.17	$0.15	$0.46	$0.38

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $600,710 and $2,139,513 in compensation expense with corresponding tax benefits of $234,277 and $834,410 for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, the Company recorded $294,812 and $798,860 in compensation expense with corresponding tax benefits of $114,977 and $311,555, respectively. During the nine month period ended September 30, 2012, the Company did not grant any stock options. For the nine month period ended September 30, 2011, the Company granted options to purchase 186,306 shares of our common stock to various employees and directors. The Company also granted 454,487 and 192,750 shares of restricted stock during the nine month periods ended September 30, 2012 and September 30, 2011, respectively, to various employees.

The following assumptions were utilized in the valuation for options granted during the nine months ended September 30, 2011. There were no options granted during the nine month period September 30, 2012.

Nine Months Ended September 30,
2011
Dividend yield	—
Risk-free interest rate	1.95%-3.37%
Weighted-average expected life	7.3 years
Volatility	35.0%-35.2%

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services. InnerWorkings is one of the Company's stockholders. As of September 30, 2012, InnerWorkings owned 21,123 shares of the Company's common stock, or 0.1% of total shares outstanding on a fully-diluted basis.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,278,066 and $8,143,867 for the three and nine month periods ended September 30, 2012, respectively, from InnerWorkings. For the three and nine months ended September 30, 2011, the Company recognized revenue of $2,750,074 and $6,596,325, respectively. InnerWorkings provides print and procurement services to the Company.

As of September 30, 2012 and December 31, 2011, the Company had net receivables due from InnerWorkings of $1,865,718 and $1,800,181, respectively. The Company had accounts payable of $41,059 and $148,443 due to InnerWorkings as of September 30, 2012 and December 31, 2011, respectively, as a result of the print and procurement services provided by InnerWorkings.

Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, is a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

During 2011 and 2012, the Company used the law firm Lefkofsky & Gorosch, P.C. for legal services. Lefkofsky & Gorosch, P.C. was founded by Steven P. Lefkofsky, the brother of Eric Lefkofsky, a member of the Company's Board of Directors. Echo paid Lefkofsky & Gorosch, P.C. $22,510 and $72,717 for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, Echo paid Lefkofsky & Gorosch, P.C. $1,998 and $36,220, respectively.

In 2012, the Company entered into an agreement with Groupon, Inc. ("Groupon") to provide transportation and supply chain management services for Groupon Goods. Two of the Company's directors, Eric P. Lefkofsky and Bradley A. Keywell, and one of its former directors are directors of Groupon and have direct and/or indirect ownership interests in Groupon. As a result of the agreement, the Company provides services related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. The Company recognized revenue from Groupon Goods of $1,259,867 and $1,908,685 for the three and nine month periods ended September 30, 2012.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology enabled transportation and supply chain management services, delivered on a proprietary technology platform serving the transportation and logistics needs of our clients. Our proprietary web-based technology platform compiles and analyzes data from our network of over 24,000 transportation providers to serve our clients' shipping and freight management needs. Our technology platform, composed of web-based software applications and a proprietary database, enables us to identify excess transportation capacity, obtain competitive rates and execute thousands of shipments every day while providing high levels of service and reliability. We focus primarily on arranging transportation across the major modes, including truckload ("TL"), less than truck load ("LTL") and small parcel, and we also offer inter-modal (which involves moving a shipment by rail and truck), domestic air, expedited and international transportation services.

We procured transportation and provided logistics services for 25,430 clients for the nine month period ended September 30, 2012 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, enterprise and transactional. We typically enter into multi-year contracts with our enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$192,738	$158,956	$546,538	$439,906
Transportation costs	156,145	128,337	442,475	354,474
Net revenue	36,593	30,619	104,063	85,432
Operating expenses:
Commissions	10,414	9,321	29,826	25,971
Selling, general and administrative	17,562	13,800	50,943	39,816
Contingent consideration	2	(127)	(444)	(247)
Depreciation and amortization	2,295	2,174	6,510	6,153
Total operating expenses	30,273	25,168	86,835	71,693
Income from continuing operations	6,320	5,451	17,228	13,739
Other expense	(122)	(80)	(360)	(219)
Income before income taxes	6,198	5,371	16,868	13,520
Income tax expense	(2,381)	(1,991)	(6,336)	(5,004)
Net income	$3,817	$3,380	$10,532	$8,516
Net income per share of common stock:
Basic	$0.17	$0.15	$0.47	$0.38
Diluted	$0.17	$0.15	$0.46	$0.38
Shares used in per share calculations:
Basic	22,383	22,153	22,273	22,125
Diluted	22,895	22,571	22,822	22,566

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $546.5 million and $439.9 million for the nine month periods ended September 30, 2012 and 2011, respectively, a year over year increase of 24.2%.

Our revenue is generated from two different types of clients: enterprise and transactional. Our enterprise accounts typically generate higher dollar amounts and volume than our transactional relationships. We categorize a client as an enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as transactional clients. We provide services to our transactional clients on a shipment-by-shipment basis. As of September 30, 2012, we had 197 enterprise clients and, for the nine month period ended September 30, 2012, we served over 25,233 transactional clients. For the nine month period ended September 30, 2012, we entered into contracts with 20 new enterprise clients. For the nine month periods ended September 30, 2012 and 2011, enterprise clients accounted for 31% and 32%, respectively, and transactional clients accounted for 69% and 68%, respectively, of our revenue. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight and density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine month period ended September 30, 2012, LTL accounted for 46% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 5% of our revenue, intermodal accounted for 4% of our revenue and other transportation modes accounted for 1% of our revenue. For the nine month period ended September 30, 2011, LTL accounted for 48% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 5% of our revenue, intermodal accounted for 2% of our revenue and other transportation accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Although our transportation costs are typically lower for an LTL shipment than for a TL shipment, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the nine month periods ended September 30, 2012 and 2011, our net revenue was $104.1 million and $85.4 million, respectively, reflecting an increase of 21.8%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the nine month periods ended September 30, 2012 and 2011, commission expense was 28.7% and 30.4%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the nine month periods ended September 30, 2012 and 2011, our selling, general and administrative expenses were $50.9 million and $39.8 million, respectively. For the nine month periods ended September 30, 2012 and 2011, selling, general and administrative expenses as a percentage of net revenue were 49.0% and 46.6%, respectively.

Our contingent consideration expenses consist of the change in the fair market value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the nine month periods ended September 30, 2012 and 2011, we recorded a benefit of $0.4 million and $0.2 million, respectively, related to fair value adjustments to contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of purchases of computer hardware and software, equipment, furniture and fixtures, and internally developed software. For the nine month periods ended September 30, 2012 and 2011, depreciation expense was $5.0 million and $4.3 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, tradenames and non-compete agreements. For the nine month periods ended September 30, 2012 and 2011, amortization expense was $1.5 million and $1.8 million, respectively.

Comparison of nine months ended September 30, 2012 and 2011

Revenue

Our revenue increased by $106.6 million, or 24.2%, to $546.5 million for the nine month period ended September 30, 2012, from $439.9 million for the nine month period ended September 30, 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Also, $15.0 million of revenue was generated for the nine month period ended September 30, 2012 from acquisitions completed subsequent to September 30, 2011.

Our revenue from enterprise clients increased by $28.3 million, or 20.0%, to $169.7 million for the nine month period ended September 30, 2012, from $141.4 million for the nine month period ended September 30, 2011. The increase was attributable to an increase in the number of enterprise clients and the number of shipments executed and services provided to existing enterprise clients. As we increased our transactional revenue, our percentage of revenue from enterprise clients decreased to 31% of our revenue during the nine month period ended September 30, 2012 from 32% for the nine month period ended September 30, 2011. As of September 30, 2012, we had 197 enterprise clients under contract, which was an increase of 28 compared to 169 enterprise clients under contract as of September 30, 2011.

Our revenue from transactional clients increased by $78.3 million, or 26.2%, to $376.8 million for the nine month period ended September 30, 2012, from $298.5 million for the nine month period ended September 30, 2011. The growth in revenue from transactional clients during this period was driven by the increase in revenue per transactional client as well as an increase in transactional clients served. Our percentage of revenue from transactional clients increased to 69% of our revenue for the nine month period ended September 30, 2012, from 68% of our revenue for the nine month period ended September 30, 2011. Our revenue per transactional client increased by approximately 24.0% in the nine months ended September 30, 2012 when compared to the same period in 2011.

Transportation costs

Our transportation costs increased by $88.0 million, or 24.8%, to $442.5 million for the nine month period ended September 30, 2012, from $354.5 million for the nine month period ended September 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.0% for the nine month period ended September 30, 2012, from 80.6% for the nine month period ended September 30, 2011 due to an increased number of TL and intermodal shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $18.7 million, or 21.8%, to $104.1 million for the nine month period ended September 30, 2012, from $85.4 million for the nine month period ended September 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 19.0% for the nine month period ended September 30, 2012, from 19.4% for the nine month period ended September 30, 2011. The decrease in net revenue margins was the result of a lower mix of LTL revenue in the nine month period ended September 30, 2012.

Operating expenses

Commission expense increased by $3.8 million, or 14.8%, to $29.8 million for the nine month period ended September 30, 2012, from $26.0 million for the nine month period ended September 30, 2011. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $11.1 million, or 27.9%, to $50.9 million for the nine month period ended September 30, 2012, from $39.8 million for the nine month period ended September 30, 2011. The increase is primarily the result of hiring personnel to support our growth and training initiatives and increases in other general and administrative expenses due to the increase in the number of employees and the ongoing expansion of our business. As a percentage of net revenue, selling, general and administrative expenses increased to 49.0% for the nine month period ended September 30, 2012, from 46.6% for the nine month period ended September 30, 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business and non-recurring charges of $0.7 million related to the settlement of a 2010 lawsuit with a former enterprise client in May of 2012.

Contingent consideration

The change in contingent consideration for the nine month periods ended September 30, 2012 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The resulting benefit recognized in our consolidated statement of income from the change in the contingent consideration obligation increased by $0.2 million, to $0.4 million for the nine month period ended September 30, 2012, from $0.2 million for the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, the benefit primarily related to a decrease in the contingent liability due to DNA Freight Inc. ("DNA") of $1.0 million and increases in the contingent liability due to other acquisitions totaling approximately $0.6 million in aggregate. These adjustments were the result of changes to the forecasted financial performance of each acquisition. As of September 30, 2012, DNA has not experienced the growth needed to achieve the second year EBITDA performance measures set forth in the amended asset purchase agreement. The measurement date for the second year measurement is November 30, 2012. As a result, the value of the second year earn-out payment was reduced to zero and the fair value of the third-year earn-out payment was significantly reduced to reflect the likelihood that EBITDA earn-out targets will be achieved in future years. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2012. For the nine month period ended September 30, 2011, the benefit was primarily related to increases in the contingent liability due to Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI") and Lubenow of $0.4 million, $0.4 million and $0.2 million, respectively, and a decrease in the contingent liability due to DNA and Advantage Transport, Inc. ("Advantage") of $1.1 million and $0.3 million, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Depreciation and amortization

Depreciation expense increased by $0.7 million, or 15.8%, to $5.0 million for the nine month period ended September 30, 2012 from $4.3 million for the nine month period ended September 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.3 million, or 18.1%, to $1.5 million for the nine month period ended September 30, 2012, from $1.8 million for the nine month period ended September 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to acquisitions that occurred in 2007.

Income from operations

Income from operations increased by $3.5 million, or 25.4%, to $17.2 million for the nine month period ended September 30, 2012, from $13.7 million for the nine month period ended September 30, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $0.4 million for the nine month period ended September 30, 2012 from $0.2 million for the nine month period ended September 30, 2011.

Income tax expense increased to $6.3 million for the nine month period ended September 30, 2012 from $5.0 million for the nine month period ended September 30, 2011. Our effective tax rate for the nine month period ended September 30, 2012 increased to 37.6% when compared to 37.0% for the nine month period ended September 30, 2011. The increase in our effective tax rate was due to slightly higher state rates upon filing the 2011 state tax returns in the third quarter of 2012, as a result of apportionment in high tax states.

Net Income

Net income increased by $2.0 million, or 23.7%, to $10.5 million for the nine month period ended September 30, 2012 from $8.5 million for the nine month period ended September 30, 2011 related to the items previously discussed.

Comparison of three months ended September 30, 2012 and 2011

Revenue

Our revenue increased by $33.7 million, or 21.3%, to $192.7 million for the three month period ended September 30, 2012, from $159.0 million for the three month period ended September 30, 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Also, $7.6 million of revenue was generated for the three month period ended September 30, 2012 from acquisitions completed subsequent to September 30, 2011.

Our revenue from enterprise clients increased by $9.6 million, or 19.0%, to $60.2 million for the three month period ended September 30, 2012, from $50.6 million for the three month period ended September 30, 2011, resulting from an increase in the number of enterprise clients and shipments executed and services provided. As we increased our transactional revenue, our percentage of revenue from enterprise clients decreased to 31% of our revenue during the three month period ended September 30, 2012 from 32% for the three month period ended September 30, 2011. As of September 30, 2012, we had 197 enterprise clients under contract, which was an increase of 28 compared to 169 enterprise clients under contract as of September 30, 2011.

Our revenue from transactional clients increased by $24.1 million, or 22.3%, to $132.5 million for the three month period ended September 30, 2012, from $108.4 million for the three month period ended September 30, 2011. The growth in revenue from transactional clients during this period was driven by the increase in the revenue per transactional client. Our percentage of revenue from transactional clients increased to 69% of our revenue for the three month period ended September 30, 2012, from 68% of our revenue for the three month period ended September 30, 2011. We served approximately 16,143 transactional clients in the three month period ended September 30, 2012, a decrease of 438, or 2.6%, compared to the 16,581 transactional clients served in the three month period ended September 30, 2011. The decrease in transactional clients is primarily due to an increased focus on current transactional clients, economic conditions and a continuing training program. This renewed focus has allowed us to increase the number of shipments per transactional client over the same period in 2011. Our revenue per transactional client increased by approximately 25.6% in the three months ended September 30, 2012 as compared to the same period in 2011.

Transportation costs

Our transportation costs increased by $27.8 million, or 21.7%, to $156.1 million for the three month period ended September 30, 2012, from $128.3 million for the three month period ended September 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.0% for the three month period ended September 30, 2012 from 80.7% for the three month period ended September 30, 2011 due primarily to an increased number of TL and intermodal shipments in the composition of our sales volume.

Net revenue

Net revenue increased by $6.0 million, or 19.5%, to $36.6 million for the three month period ended September 30, 2012, from $30.6 million for the three month period ended September 30, 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 19.0% for the three month period ended September 30, 2012, from 19.3% for the three month period ended September 30, 2011. The decrease in net revenue margins was primarily the result of a lower mix of LTL revenue in the three month period ended September 30, 2012.

Operating expenses

Commission expense increased by $1.1 million, or 11.7%, to $10.4 million for the three month period ended September 30, 2012, from $9.3 million for the three month period ended September 30, 2011. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $3.8 million, or 27.3%, to $17.6 million for the three month period ended September 30, 2012, from $13.8 million for the three month period ended September 30, 2011. The increase is primarily the result of hiring personnel to support our growth and training initiatives and increases in other general and administrative expenses due to the increase in the number of employees and the ongoing expansion of our business. As a percentage of net revenue, selling, general and administrative expenses increased to 48.0% for the three month period ended September 30, 2012, from 45.1% for the three month period ended September 30, 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration for the three month periods ended September 30, 2012 and 2011, respectively, resulted in a net increase in our contingent consideration obligation. The resulting loss recognized in our consolidated statement of income from the change in the contingent consideration obligation is $2,072 for the three month period ended September 30, 2012 compared to a benefit of $0.1 million for the three month period ended September 30, 2011. For the three month period ended September 30, 2012, the loss primarily related to a decrease in the contingent liability due to DNA of $0.3 million offset by increases in the contingent liability due to Advantage of $0.2 million and increases in the contingent liability due to other acquisitions of $0.1 million. These increases were the result of changes to the forecasted financial performance of these acquisitions. As of September 30, 2012, DNA has not experienced the growth needed to achieve the second year EBITDA performance measures set forth in the amended asset purchase agreement. The measurement date for the second year measurement is November 30, 2012. As a result, the value of the second year earn-out payment was reduced to zero and the fair value of the third year earn-out payment was significantly reduced to reflect the likelihood that EBITDA earn-out targets will be achieved in future years. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2012. The increase in Advantage was the result of their third quarter performance, which caused them to achieve their first year earn-out target. For the three month period ended September 30, 2011, the benefit was primarily related to increases in the contingent liability due to DSI and FLI of $0.2 million and $0.5 million, respectively, and increases in the contingent liability due to other acquisitions totaling approximately $0.2 million, offset by a decrease in the contingent liability due to DNA and Advantage of $0.7 million and $0.3 million, respectively. These adjustments were the result of changes to the forecasted financial performance of each acquisition as well as an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Depreciation and amortization

Depreciation expense increased by $0.2 million, or 10.8%, to $1.8 million for the three month period ended September 30, 2012, from $1.6 million for the three month period ended September 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.1 million, or 9.6%, to $0.5 million for the three month period ended September 30, 2012, from $0.6 million for the three month period ended September 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to 2007 acquisitions.

Income from operations

Income from operations increased by $0.8 million, or 15.9%, to $6.3 million for the three month period ended September 30, 2012, from $5.5 million for the three month period ended September 30, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense increased to $121.9 thousand for the three month period ended September 30, 2012, from $80.3 thousand for the three month period ended September 30, 2011.

Income tax expense increased to $2.4 million for the three month period ended September 30, 2012, from $2.0 million for the three month period ended September 30, 2011. Our effective tax rate for the three month period ended September 30, 2012 increased to 38.4% as compared to 37.1% for the three month period ended September 30, 2011.

Net Income

Net income increased by $0.4 million, or 12.9%, to $3.8 million for the three month period ended September 30, 2012, from $3.4 million for the three month period ended September 30, 2011 related to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2012, we had $48.2 million in cash and cash equivalents, $78.8 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2013.

Cash provided by operating activities

For the nine month period ended September 30, 2012, $13.0 million of cash was provided by operating activities, representing an increase of $4.1 million compared to the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, we generated $18.4 million in cash from net income, adjusted for non-cash operating items as compared to $15.1 million for the nine month period ended September 30, 2011. For the nine month periods ended September 30, 2012 and 2011, cash flow generation was offset by $5.3 million and $6.1 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $10.4 million and $7.7 million during the nine month periods ended September 30, 2012 and 2011, respectively. For the nine month periods ended September 30, 2012 and 2011, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and acquisition related payments.

Cash used in financing activities

During the nine month period ended September 30, 2012, net cash used in financing activities was $1.5 million compared to cash used in financing activities of $0.3 million for the nine month period ended September 30, 2011. This was primarily attributable to the exercise of employee stock options offset by contingent consideration payments of $2.9 million for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2011, the cash used in financing activities was primarily related to the exercise of employee stock options offset by contingent consideration payments of $1.0 million.

Credit facility

As of September 30, 2012, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2013. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2012, we were not in violation of any of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $1.0 million of potential earn-out payments for the remainder of 2012 due in connection with our acquisitions. We currently expect to use up to $2.0 million for capital expenditures for the remainder of 2012. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), "Presentation of Comprehensive Income in U.S. GAAP" ("ASU 2011-05"). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not apply to our financial statements since there are no items of other comprehensive income in any period presented.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2012 and 2011.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	November 1, 2012		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	November 1, 2012		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.