Form 10-Q/A
period 2012-09-30
Echo Global Logistics, Inc.
filed 2013-03-06
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

        As of March 4, 2013, the Registrant had 23,309,481 shares of Common Stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

We are filing this Form 10-Q/A because we have determined that our previously reported financial results for the quarter ended September 30, 2012 erroneously overstated goodwill by $1,800,613, intangible assets by $690,000, deferred tax liabilities by $940,982 and net income by $1,530,630. The overstatements relate to the acquisition of the assets of Shipper Direct Logistics, Inc. ("Shipper Direct") that the Company completed in July 2012. In the Form 10-Q filed on November 1, 2012, we reported that "as a result of the acquisition, the Company recorded $1,800,613 of goodwill." However, we have since concluded there was no goodwill or other identifiable intangible assets related to the acquisition at September 30, 2012 resulting in an acquisition related impairment loss of $2,490,612 during the three and nine month periods ended September 30, 2012. The error was identified during our close of the December 31, 2012 financial statements and determined to have existed at September 30, 2012 based on the information available at September 30, 2012. The Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statement of Stockholders' Equity, Note 3. Acquisitions, Note 5. Intangible Assets, Note 7. Income Taxes, and Note 8. Earnings Per Share for the quarter ended September 30, 2012 included in this Form 10-Q/A have been restated to correct for the overstatement at September 30, 2012 of goodwill of $1,800,613, intangible assets of $690,000, deferred tax liabilities of $940,982 and net income of $1,530,630 for the three and nine-month periods ended September 30, 2012. We have made necessary conforming changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations" resulting from the correction of this error.

In conjunction with the identification of this error, management reviewed its controls and determined that this error constituted a material weakness in the operating effectiveness of the Company's internal controls over financial reporting relating to our assessment of potential indicators of impairment of long-lived assets. Accordingly, Item 4, "Controls and Procedures," has been updated.

For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Form 10-Q for the quarterly period ended September 30, 2012 (the "Original Form 10-Q"), as filed with the Securities and Exchange Commission on November 1, 2012. The previously filed Form 10-Q should no longer be relied upon.

The following sections of the Original Form 10-Q have been modified: (i) Item 1 of Part I, Financial Information, (ii) Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, (iii) Item 4 of Part I, Controls and Procedures, and (iv) Item 6 of Part II, Exhibits, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected. This Form 10-Q/A is presented as of the filing date of the Form 10-Q filed on November 1, 2012 and does not reflect events occurring after November 1, 2012, or modify or update the disclosures contained in the Form 10-Q filed on November 1, 2012 in any way other than as required to reflect the restatement discussed above, with the exception of Note 10 - Related Parties that does reflect changes in the members of the Board of Directors after November 1, 2012. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-Q/A, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits to the Original Form 10-Q, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits hereto.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(restated --- see note (1))		(restated --- see note (1))
REVENUE	$192,737,761	$158,956,001	$546,537,567	$439,906,043

COSTS AND EXPENSES:
Transportation costs	156,145,239	128,336,597	442,475,163	354,474,127
Selling, general, and administrative expenses	30,468,339	22,994,195	82,815,184	65,540,057
Depreciation and amortization	2,264,608	2,174,371	6,480,261	6,152,762
INCOME FROM OPERATIONS	3,859,575	5,450,838	14,766,959	13,739,097
Interest income	—	34,164	2,850	100,480
Interest expense	(1,736)	(4,723)	(8,290)	(15,740)
Other expense	(120,121)	(109,714)	(354,391)	(304,031)
OTHER EXPENSE, NET	(121,857)	(80,273)	(359,831)	(219,291)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,737,718	5,370,565	14,407,128	13,519,806
INCOME TAX EXPENSE	(1,451,412)	(1,991,064)	(5,406,198)	(5,003,592)
NET INCOME	$2,286,306	$3,379,501	$9,000,930	$8,516,214
Basic net income per share	$0.10	$0.15	$0.40	$0.38
Diluted net income per share	$0.10	$0.15	$0.39	$0.38

See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(restated --- see note (1))
Assets
Current assets:
Cash and cash equivalents	$48,167,633	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,292,271 and $3,017,742 at September 30, 2012 and December 31, 2011, respectively	100,442,704	89,191,456
Income taxes receivable	—	636,362
Prepaid expenses	2,465,107	4,634,612
Other current assets	139,419	164,286
Total current assets	151,214,863	141,634,025
Property and equipment, net	12,645,398	10,834,526
Intangible assets:
Goodwill	42,587,589	41,476,212
Intangible assets, net of accumulated amortization of $8,021,186 and $6,563,870 at September 30, 2012 and December 31, 2011, respectively	5,322,737	6,281,452
Other assets	172,732	271,871
Total assets	$211,943,319	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$60,331,992	$59,949,927
Current maturities of capital lease obligations	43,398	175,166
Due to seller-short term	4,349,327	5,278,889
Accrued expenses	6,926,880	5,195,545
Income tax payable	750,277	—
Deferred income taxes	50,244	923,208
Total current liabilities	72,452,118	71,522,735
Due to seller-long term	5,808,848	7,573,392
Deferred income taxes	1,632,820	2,056,275
Capital lease obligations, net of current maturities	—	24,086
Total liabilities	79,893,786	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,389,487 and 22,155,857 shares were issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,239	2,216
Additional paid-in capital	97,174,454	93,447,472
Retained earnings	34,872,840	25,871,910
Total stockholders' equity	132,049,533	119,321,598
Total liabilities and stockholders' equity	$211,943,319	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(restated --- see note (1))
Operating activities
Net income	$9,000,930	$8,516,214
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,292,800)	(142,935)
Noncash stock compensation expense	2,139,513	798,860
Reduction in contingent consideration due to seller	(443,520)	(246,737)
Depreciation and amortization	6,480,261	6,152,762
Acquisition related impairment loss	2,490,612	—
Change in assets, net of acquisitions:
Accounts receivable	(11,339,153)	(20,704,741)
Taxes receivable (payable)	1,386,639	(651,686)
Prepaid expenses and other assets	2,293,511	2,464,595
Change in liabilities, net of acquisitions:
Accounts payable	629,156	12,729,352
Accrued expenses and other	1,700,556	29,103
Net cash provided by operating activities	13,045,705	8,944,787
Investing activities
Purchases of property and equipment	(6,833,816)	(4,898,060)
Payments for acquisitions, net of cash acquired	(3,601,483)	(2,819,829)
Net cash used in investing activities	(10,435,299)	(7,717,889)
Financing activities
Principal payments on capital lease obligations	(155,849)	(197,765)
Tax benefit of stock options exercised	360,443	152,897
Payment of contingent consideration	(2,882,500)	(1,000,000)
Issuance of shares, net of issuance costs	1,420,560	790,189
Employee tax withholdings related to net share settlements of equity-based awards	(192,736)	—
Net cash used in financing activities	(1,450,082)	(254,679)
Increase in cash and cash equivalents	1,160,324	972,219
Cash and cash equivalents, beginning of period	47,007,309	43,218,164
Cash and cash equivalents, end of period	$48,167,633	$44,190,383
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,290	$18,229
Cash paid during the period for income taxes	5,092,160	5,750,100
Non-cash financing activity
Vesting of restricted shares	37,850	—
Due to seller	631,914	3,869,624
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2011	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598
Share compensation expense	—	—	2,139,513	—	2,139,513
Exercise of stock options	207,605	20	1,420,540	—	1,420,560
Common stock issued for vested restricted stock	37,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,825)	(1)	(193,510)	—	(193,511)
Tax benefit from exercise of stock options	—	—	360,443	—	360,443
Net income - Restated	—	—	—	9,000,930	9,000,930
Balance at September 30, 2012 - Restated	22,389,487	$2,239	$97,174,454	$34,872,840	$132,049,533

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

Restatement of Financial Statements

During the close of the December 31, 2012 financial statements, the Company concluded that the goodwill and intangible assets resulting from the acquisition of Shipper Direct in July 2012 were impaired. The Company reassessed information available at September 30, 2012 and concluded that because indicators of impairment were present at September 30, 2012, this impairment loss should be recorded during the quarter ended September 30, 2012 (See Note 3 - Acquisitions). The Company's Consolidated Balance Sheet, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statement of Stockholders' Equity, Note 3 - Acquisitions, Note 5-Intangible Assets, Note 7 - Income Taxes and Note 8 - Earnings Per Share have been restated for the quarter ended September 30, 2012 included in this Form 10-Q/A to adjust for this loss. We have determined that our previously reported results for the quarter ended September 30, 2012 did not include a $2,490,612 acquisition related impairment loss. As a result of this matter, net income is overstated for the three and nine months ended September 30, 2012 by $1,530,630. The following table summarizes the effects of our restatement resulting from the correction of this error.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

	Previously Reported	Adjustment	Restated
September 30, 2012
Consolidated Balance Sheets
Intangible Assets	$5,982,737	$(660,000)	$5,322,737
Goodwill	$44,388,202	$(1,800,613)	$42,587,589
Deferred Income Taxes Liabilities (long term)	$(2,562,802)	$929,982	$(1,632,820)
Stockholders' Equity	$133,580,163	$(1,530,630)	$132,049,533
Consolidated Statement of Stockholders' Equity
Net Income	$10,531,560	$(1,530,630)	$9,000,930
Retained Earnings	$36,403,470	$(1,530,630)	$34,872,840
Three Months Ended September 30, 2012
Consolidated Statements of Income
Selling, general and administrative expenses	$27,977,727	$2,490,612	$30,468,339
Depreciation and amortization	$2,294,608	$(30,000)	$2,264,608
Income From Operations	$6,320,187	$(2,460,612)	$3,859,575
Income Tax Expense	$2,381,394	$(929,982)	$1,451,412
Net Income	$3,816,936	$(1,530,630)	$2,286,306
Earnings Per Share - Basic	$0.17	$(0.07)	$0.10
Earnings Per Share - Diluted	$0.17	$(0.07)	$0.10
Nine Months Ended September 30, 2012
Consolidated Statements of Income
Selling, general and administrative expenses	$80,324,571	$2,490,613	$82,815,184
Depreciation and amortization	$6,510,261	$(30,000)	$6,480,261
Income From Operations	$17,227,571	$(2,460,612)	$14,766,959
Income Tax Expense	$6,336,180	$(929,982)	$5,406,198
Net Income	$10,531,560	$(1,530,630)	$9,000,930
Earnings Per Share - Basic	$0.47	$(0.07)	$0.40
Earnings Per Share - Diluted	$0.46	$(0.07)	$0.39
Consolidated Statements of Cash Flow
Net Income	$10,531,560	$(1,530,630)	$9,000,930
Acquisition related impairment loss	$—	$2,490,612	$2,490,612
Deferred income taxes	$(362,818)	$(929,982)	$(1,292,800)

Net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities were not impacted by the restatement.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

3. Acquisitions

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC ("Nationwide"), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Nationwide for $873,768 and an additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. In January 2012, the Company paid Nationwide $437,500 as certain performance measures of the purchase agreement were met as of December 31, 2011, reducing the contingent consideration liability. For the three and nine month periods ended September 30, 2012, the Company recorded an increase of $17,668 and $52,240, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,221,683 at September 30, 2012. For the three and nine month periods ended September 30, 2011, the Company recorded an increase of $22,902 and $67,720, respectively, to the contingent consideration obligation. Changes in fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $1,312,500. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. ("Advantage"), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Advantage for $3,291,548 in cash and an additional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,649,151 of goodwill, of which $2,353,640 is related to contingent consideration. In August 2012, the Company paid Advantage $925,000 as certain performance measures of the purchase agreement were met as of July 31, 2012, reducing the contingent consideration liability. For the three and nine month periods ended September 30, 2012, the Company recorded an increase of $179,461 and $129,612, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $1,650,718 at September 30, 2012. For the three and nine month periods ended September 30, 2011, the Company recorded a decrease of $274,315 to the contingent consideration obligation. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to be approximately $1,850,000. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,300,000, excluding future contingent consideration payments.

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

Shipper Direct Logistics, Inc.

Effective July 1, 2012, the Company acquired the assets of Shipper Direct Logistics, Inc. (“Shipper Direct”), a truckload transportation brokerage located near Nashville, Tennessee. The results of the acquired business have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Shipper Direct for $4,423,794 in cash paid at closing and an additional $4,500,000 in cash consideration payable upon achievement of certain performance measures. As part of the transaction, the founders also became employees of the Company.
In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on the representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement be voided. However, the Company received only $1,779,554. The request for the return of the entire purchase price was based upon the indemnification provisions of the Asset Purchase Agreement; therefore, the Company considered the amount received of $1,779,554 a return of purchase price, resulting in net cash consideration paid to Shipper Direct of $2,644,240. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.
In connection with the discovery of the alleged fraud, the Company believes in retrospect it should have considered specific indicators of impairment of the assets acquired of Shipper Direct were present at September 30, 2012. The Company performed an impairment analysis in the fourth quarter and concluded there was impairment of the goodwill and acquired customer list intangible assets. As a result, the Company has restated its September 30, 2012 consolidated financial statements, as previously filed on Form 10-Q on November 1, 2012, to account for this acquisition impairment loss of $2,490,612 in the third quarter of 2012. The effect of this change is a reduction of net income of $1,530,630 for the three and nine month periods ended September 30, 2012.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. The Company has filed its initial response to the complaint and believes the allegations in the complaint are without merit. The founders filed a rebuttal on February 18, 2013. No other legal action has been taken by the founders. The Company intends to vigorously defend against any other legal action taken by the founders. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2,500,000.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2011 to September 30, 2012:

Balance as of December 31, 2011	$41,476,212
Goodwill acquired related to the purchase of Advantage	(192,161)
Goodwill acquired related to the purchase of TTS	40,391
Goodwill acquired related to the purchase of Purple Plum	1,263,147
Goodwill acquired related to the purchase of Shipper Direct	—
Balance as of September 30, 2012	$42,587,589

The following is a summary of amortizable intangible assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Weighted- Average Life
Customer relationships	$13,014,923	$12,516,322	6.5 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	13,343,923	12,845,322	6.4 years
Less accumulated amortization	(8,021,186)	(6,563,870)
Intangible assets, net	$5,322,737	$6,281,452

Amortization expense related to intangible assets was $1,457,316 and $1,815,410 for the nine months ended September 30, 2012 and 2011, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2012	$449,969
2013	1,493,259
2014	1,188,864
2015	972,065
2016	651,287
Thereafter	567,293
$5,322,737

6. Accrued Expenses

The components of accrued expenses at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Accrued compensation	$1,586,529	$1,710,448
Accrued rebates	1,960,699	1,557,081
Deferred rent	1,130,915	706,188
Other	2,248,737	1,221,828
Total accrued expenses	$6,926,880	$5,195,545

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income before provision for income taxes	$3,737,718	$5,370,565	$14,407,128	$13,519,806
Income tax expense	(1,451,412)	(1,991,064)	(5,406,198)	(5,003,592)
Effective tax rate	38.8%	37.1%	37.5%	37.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,286,306	$3,379,501	$9,000,930	$8,516,214
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,383,168	22,153,007	22,272,952	22,124,803
Effect of dilutive securities:
Employee stock options/Unvested Restricted Stock	512,106	417,548	548,994	440,721
Denominator for dilutive earnings per share	22,895,274	22,570,555	22,821,946	22,565,524
Basic net income per common share	$0.10	$0.15	$0.40	$0.38
Diluted net income per common share	$0.10	$0.15	$0.39	$0.38

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

10. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services. As of September 30, 2012, InnerWorkings was one of the Company's stockholders. As of September 30, 2012, InnerWorkings owned 21,123 shares of the Company's common stock, or 0.1% of total shares outstanding on a fully-diluted basis.

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

During 2011 and 2012, the Company used the law firm Lefkofsky & Gorosch, P.C. for legal services. Lefkofsky & Gorosch, P.C. was founded by Steven P. Lefkofsky, the brother of Eric Lefkofsky, a former member of the Company's Board of Directors. Echo paid Lefkofsky & Gorosch, P.C. $22,510 and $72,717 for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, Echo paid Lefkofsky & Gorosch, P.C. $1,998 and $36,220, respectively.

In 2012, the Company entered into an agreement with Groupon, Inc. ("Groupon") to provide transportation and supply chain management services for Groupon Goods. One of the Company's directors, Bradley A. Keywell, and two of its former directors are directors of Groupon and have direct and/or indirect ownership interests in Groupon. As a result of the agreement, the Company provides services related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. The Company recognized revenue from Groupon Goods of $1,259,867 and $1,908,685 for the three and nine month periods ended September 30, 2012. The Company did not provide transportation services for Groupon Goods in 2011.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

As discussed in Note 3 - Acquisitions - 2012 Acquisitions - Shipper Direct Logistics, Inc., effective July 1, 2012, the Company acquired the assets of Shipper Direct Logistics, Inc. (“Shipper Direct”), a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on the representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement be voided. However, the Company only received $1,779,554. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. The Company has filed its initial response to the complaint and believes the allegations in the complaint are without merit. The founders filed a rebuttal on February 18, 2013. The Company intends to vigorously defend against any other legal action taken by the founders. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2,500,000.

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

Results of Operations

The following table represents certain statement of income data. Certain amounts have been restated. See Note 1 in the notes to the financial statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:	restated		restated
Revenue	$192,738	$158,956	$546,538	$439,906
Transportation costs	156,145	128,337	442,475	354,474
Net revenue	36,593	30,619	104,063	85,432
Operating expenses:
Commissions	10,414	9,321	29,826	25,971
Selling, general and administrative	17,562	13,800	50,943	39,816
Contingent consideration	2	(127)	(444)	(247)
Acquisition related impairment loss	2,491		2,491
Depreciation and amortization	2,265	2,174	6,480	6,153
Total operating expenses	32,734	25,168	89,296	71,693
Income from continuing operations	3,859	5,451	14,767	13,739
Other expense	(122)	(80)	(360)	(219)
Income before income taxes	3,737	5,371	14,407	13,520
Income tax expense	(1,451)	(1,991)	(5,406)	(5,004)
Net income	$2,286	$3,380	$9,001	$8,516
Net income per share of common stock:
Basic	$0.10	$0.15	$0.40	$0.38
Diluted	$0.10	$0.15	$0.39	$0.38
Shares used in per share calculations:
Basic	22,383	22,153	22,273	22,125
Diluted	22,895	22,571	22,822	22,566

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

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration, an acquisition related impairment loss and depreciation and amortization.

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

Our acquisition related impairment loss consists of an impairment charge relating to the acquisition of the assets of Shipper Direct. Please refer to Note 3 for further information on the transaction. For the three and nine month periods ended September 30, 2012, we recorded a loss of $2.5 million relating to this impairment charge.

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

Acquisition related impairment loss

In the nine month period ended September 30, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $0.7 million, or 15.8%, to $5.0 million for the nine month period ended September 30, 2012 from $4.3 million for the nine month period ended September 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.4 million, or 19.7%, to $1.5 million for the nine month period ended September 30, 2012, from $1.8 million for the nine month period ended September 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to acquisitions that occurred in 2007.

Income from operations

Income from operations increased by $1.0 million, or 7.5%, to $14.8 million for the nine month period ended September 30, 2012, from $13.7 million for the nine month period ended September 30, 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses and the additional acquisition related impairment loss.

Other expense and income tax expense

Other expense increased to $0.4 million for the nine month period ended September 30, 2012 from $0.2 million for the nine month period ended September 30, 2011.

Income tax expense increased to $5.4 million for the nine month period ended September 30, 2012 from $5.0 million for the nine month period ended September 30, 2011. Our effective tax rate for the nine month period ended September 30, 2012 increased to 37.5% when compared to 37.0% for the nine month period ended September 30, 2011. The increase in our effective tax rate was due to slightly higher state rates upon filing the 2011 state tax returns in the third quarter of 2012, as a result of apportionment in high tax states.

Net Income

Net income increased by $0.5 million, or 5.7%, to $9.0 million for the nine month period ended September 30, 2012 from $8.5 million for the nine month period ended September 30, 2011 related to the items previously discussed.

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

Acquisition related impairment loss

In the three month period ended September 30, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $0.2 million, or 10.8%, to $1.8 million for the three month period ended September 30, 2012, from $1.6 million for the three month period ended September 30, 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.1 million, or 15.0%, to $0.5 million for the three month period ended September 30, 2012, from $0.6 million for the three month period ended September 30, 2011. The decrease in amortization expense is the result of the amortization period expiring for certain intangibles related to 2007 acquisitions.

Income from operations

Income from operations decreased by $1.6 million, or 29.2%, to $3.9 million for the three month period ended September 30, 2012, from $5.5 million for the three month period ended September 30, 2011. The decrease in income from operations is attributable to the increase in operating expenses and the additional acquisition related impairment loss.

Other expense and income tax expense

Other expense increased to $121.9 thousand for the three month period ended September 30, 2012, from $80.3 thousand for the three month period ended September 30, 2011.

Income tax expense decreased to $1.5 million for the three month period ended September 30, 2012, from $2.0 million for the three month period ended September 30, 2011. Our effective tax rate for the three month period ended September 30, 2012 increased to 38.8% as compared to 37.1% for the three month period ended September 30, 2011.

Net Income

Net income decreased by $1.1 million, or 32.3%, to $2.3 million for the three month period ended September 30, 2012, from $3.4 million for the three month period ended September 30, 2011 related to the items previously discussed.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company's disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented.
Inherent Limitations on the Effectiveness of Controls
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Material Weakness and Related Remediation Initiatives
During the December 31, 2012 accounting close, the Company concluded there was a material weakness at September 30, 2012, in the operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness relates to our assessment of indicators of potential impairment of long lived assets.

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional steps to remediate the underlying causes of the material weakness, primarily through enhanced processes, as well as the hiring of a third party valuation firm.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective July 1, 2012, the Company acquired the assets of Shipper Direct Logistics, Inc. (“Shipper Direct”), a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on the representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement be voided. However, the Company only received $1,779,554. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. The Company has filed its initial response to the complaint and believes the allegations in the complaint are without merit. The founders filed a rebuttal on February 18, 2013. No other legal action has been taken by the founders. The Company intends to vigorously defend against any other legal action taken by the founders. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2.5 million. Please refer to Note 3 - Acquisitions - 2012 Acquisitions - Shipper Direct Logistics, Inc. for further information on this matter.

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

101
The following materials from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity; and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	March 6, 2013		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	March 6, 2013		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity; and (iv) notes to the unaudited consolidated financial statements.