Form 10-K
period 2012-12-31
Echo Global Logistics, Inc.
filed 2013-03-15
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At June 30, 2012, there were 13,172,689 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon closing price of these shares on the Nasdaq Global Market) was $251,071,453.
The number of shares of the registrant's common stock outstanding as of the close of business on March 13, 2013 was 23,310,531.

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

Part I

Item 1.    Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to "Echo Global Logistics" "Echo," the "Company," "we," "us" or "our" are to Echo Global Logistics, Inc., a Delaware corporation and subsidiaries.
Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act"), and Section 21E if the Securities Exchange Act of 1934, as amended (the Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in Part I, Item IA "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Our Company
Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our over 28,500 clients. This model enables us to quickly adapt and offer the most efficient and cost-effective solutions for our customers' shipping needs. We focus primarily on arranging transportation across truckload ("TL") and less than truck load ("LTL"), and we also offer inter-modal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.
The success of our model and its ability to deliver a competitive value proposition to the small and middle market shipper has been the main driver behind our historical growth and will serve as the basis for our continued expansion. Our market share has grown rapidly within this market segment in recent years primarily through internal growth with the addition of new customers and expanding relationships with our current customers, adding new services, developing a training program that enables better client service and hiring additional salespeople. We have also supplemented our internal growth through selective acquisitions.

We were formed as a Delaware limited liability company in January 2005. We converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Upon the completion of our initial public offering, our common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”
Our Clients
As of December 31, 2012, we serviced 28,523 clients across a range of industries, including manufacturing, construction, consumer products and retail. Our clients purchase transportation solutions on either a shipment-by-shipment ("Transactional") or contractual ("Enterprise") basis.
Transactional Clients
Echo managed over 1,000,000 transactions for 28,320 Transactional clients during 2012. We service these clients on a shipment-by-shipment basis. Pricing is often quoted according to pre-existing price agreements, and in the case of TL, procured in the spot market. It is the objective of our sales representatives to expand these relationships by increasing the client's percentage of total freight spend directed to Echo. Transactional clients benefit from their access to the advanced technology, service quality and competitive pricing offered by Echo.

Our revenue from all Transactional clients has increased annually since 2009, totaling $260.9 million in 2010, $409.0 million in 2011 and $526.8 million in 2012. Revenue from Transactional clients as a percentage of total revenue was 61% in 2010, 68% in 2011 and 70% in 2012.
Enterprise Clients
We typically enter into multi-year contracts with our Enterprise clients, generally with terms of one to three years, to satisfy some, or substantially all, of their transportation management needs. Each Enterprise client is assigned one or more dedicated account executives, available to work on-site if required by the client.
Dedicated account executives, together with account management and technology staff, form the Solutions and Integration team that initiates the on-boarding process for each new Enterprise client. This team reviews the client's existing business processes, develops a preliminary freight management plan and targets a specific percentage cost savings achievable for the client over the life of the contract. The team next develops an integration plan that links the client's back office processes to our proprietary technology platform.
The Enterprise relationship is initially predicated on a high level of personalized service, specific cost savings, and the improved efficiency, transparency and reporting achieved through reliance on our systems. Each client's dedicated account team seeks to become more knowledgeable about the client's supply chain operations through an ongoing series of quarterly business reviews. Through this process, additional opportunities for efficiency gains, operating improvements and hard and soft dollar cost savings are identified and recommended. Because the account managers we hire generally have significant industry experience, they often begin identifying and recommending improvements early in the relationship.
Enterprise contracts are often on an exclusive basis for a certain transportation mode or point of origin and may apply to one or many modes used by the client. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of the amount that our Enterprise clients spend on transportation. In our experience, compliance with such provisions varies from client to client and over time. Reasons compliance may vary include the widely-dispersed nature of transportation decision-making in some clients' organizations and the learning process involved in implementing our services. We work with our Enterprise clients and expect them to maintain and improve compliance with any applicable exclusivity provisions.
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
Echo had 203 Enterprise client relationships at December 31, 2012. Our revenue from all Enterprise clients has increased annually since 2009, totaling $165.5 million in 2010, $193.8 million in 2011 and $230.9 million in 2012. Revenue from Enterprise clients as a percentage of total revenue was 39% in 2010, 32% in 2011 and 30% in 2012.
Our Proprietary Technology
Our technology is the core of our business and a critical component of our Evolved Transportation ManagementTM ("ETM") system. We operate our business on a technology platform engineered and built from the ground up and believe our proprietary technology differentiates us from our competition in a number of critical ways. Our ETM system provides portals for clients, for carriers and for Echo employees, unifying all parties to each transaction on a single platform. We believe that seamless information integration is critical to obtaining business synergies throughout our organization as well as with our clients and our carriers. Equally important, internal integration ensures speed and accuracy of data capture, information exchange and shipment execution and back-end reporting capabilities.
We believe our web-based suite of applications connects clients with every function required to run an efficient transportation and logistics program. Transportation solutions developed for Enterprise clients often involve back end systems integration, and both the solution and the specific integration requirements vary by client. Our proprietary technology platform affords us the flexibility to support the supply chain needs of each client, regardless of specifications of the client's own system.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our EchoTrak web portal, by other computer protocols or by phone. Our ETM system generates pricing and carrier information for our clients by accessing pre-negotiated rates with preferred carriers or using present or historical pricing and capacity information contained in our database. If a client enters its own shipment, ETM automatically alerts the appropriate account executive. After the carrier is selected, either by us or by the client, the client's account executive uses our ETM system to manage all aspects of the shipping process throughout the life cycle of a shipment.

As our business scales, our technology platform evolves to rapidly incorporate new multi-modal capabilities to our systems architecture. We believe the ability of our proprietary ETM system to keep pace with the changing needs of our business offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. In-house technology engineers build mode-specific requirements into our ETM system that support our ability to sell and service that mode on an enterprise-wide basis. Once integrated to our platform, ongoing software upgrades refine the user interface, data capture and back-end reporting. Transportation solutions for our clients during 2012 included LTL, TL and Inter-modal, but shipments often also involve partial TL, small package, expedited, air or ocean service depending on the needs of the client.
In 2012, 2011 and 2010, we spent approximately $7.1 million, $5.8 million and $5.1 million, respectively, on the development of our ETM system and related technologies.
We rely primarily on a combination of copyright, trademark and trade secret laws, license agreements and other contractual provisions to protect our intellectual property rights and other proprietary rights. Some of our intellectual property rights relate to proprietary business process enhancements. It is our practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after his or her relationship with us.
Our Transportation Solutions
The U.S. market for freight transportation totaled $748 billion at year-end 2011 and is estimated to increase to $1.2 trillion by 2022. Coinciding with the overall expansion of the transportation market is a trend toward globalization and a resulting increase in supply chain complexity. We believe these market forces have produced an increasing demand for outsourced transportation by businesses that possess neither the resources nor the knowledge to optimize their supply chain management systems internally.
We satisfy this market demand by delivering a competitive value proposition that combines advanced technology, excellent client service, competitive pricing and highly customized transportation solutions to businesses seeking external transportation management expertise. As a non-asset-based provider of technology enabled transportation and logistics services, our solutions offerings include multi-modal transportation brokerage, logistics services and fee-based usage of our transportation management system (Flex TMS). We provide all of the following transportation and logistics services:
Truckload .    We provide TL services across all TL segments, including dry vans, temperature-controlled units and flatbed trucks. Using our LaneIQ technology, we provide real time dispatch, communication and data collection tools that enable our dedicated TL team to quickly disseminate critical pricing and capacity information to our clients.
Less than Truckload .    We maintain relationships with, and resell the services of, every LTL carrier in the market. Using our RateIQ 2.0 technology, we obtain real-time price and transit time information for every LTL shipment we broker.
Small Parcel.    We provide small parcel services for packages of all sizes. Using our EchoPak technology, we are often able to deliver cost saving opportunities to those clients with significant small parcel freight spends.
Inter-Modal.    Inter-modal transportation is the shipping of freight by multiple modes. We offer inter-modal transportation services for our clients that utilize a combination of truck and rail. Using our ETM system, our dedicated inter-modal team can select the combination of truck and rail service that best satisfies each client's individual price and shipment criteria.
Domestic Air and Expedited Services.    We provide domestic air and expedited shipment services for our clients whose delivery requirements cannot be satisfied by traditional LTL service. Our clients use our ETM "track and trace" tools to monitor shipment status through EchoTrak.
International.    We provide air and ocean transportation services for our clients, offering them the ease of a comprehensive international delivery option. Using our ETM system, dedicated account teams are able to consolidate shipments, coordinate routing, prearrange custom clearance and organize local pick-up and delivery, all in an effort to minimize the time and economic burdens associated with international shipping.
Logistics Services Offering
Many clients outsource their freight management to Echo. For these shippers, often a part of our Enterprise group, Echo creates customized transportation management solutions which involve a wide range of multi-modal freight brokerage services and increasingly include the redesign and re-engineering of distribution networks that connect a client to its suppliers and customers.
Core transportation management and logistics services that Echo provides to its clients include:

•	rate negotiation;

•	procurement of transportation, both contractually and in the spot market;

•	shipment execution and tracking;

•	carrier management, reporting and compliance;

•	executive dashboard presentations and detailed shipment reports;

•	freight bill audit and payment;

•	claims processing and service refund management;

•	design and management of inbound client freight programs;

•	individually configured web portals and self-service data warehouses;

•	enterprise resource planning ("ERP") integration with transactional shipment data; and

•	integration of shipping applications into client e-commerce sites.

Flex TMS

Flex TMS is a fee-based "software-as-a-service" transportation management system ("TMS") for shippers with an annual TL spend of $10 to $30 million. Flex TMS is designed for shippers that maintain their own carrier relationships and contracts but prefer to rely on the Echo ETM system to execute their load tenders and to provide them centralized web-based visibility to their shipments. The Flex TMS solution includes routing guide management, automated load entry, tendering and acceptance and load visibility with customized reporting and analytics, all supported by Echo sales and service personnel.
Our Employees
Sales Organization
Our sales organization consists of both sales representatives and sales agents located in 23 offices nationwide. Sales representatives are employees focused on identifying and growing relationships with shippers (our clients) and carriers. Sales agents work independently or in station offices and tend to be experienced industry sales professionals who manage their own client relationships. Our sales employees and sales agents are primarily responsible for managing and servicing the client relationships whose business they secure.
Candidates for employment are identified and screened through traditional means, such as career fairs, search firms, job postings, advertisements in industry publications and referrals. The majority of hires within our sales and service organization are recent college graduates. We invest extensively in their training and development during the first six to nine months of their employment to ensure their long term success as a part of our organization. Employees who join Echo as a result of an acquisition also participate in a training and development program tailored to their needs. We are confident that our employee training and development program results in longer tenure, increased productivity and a greater commitment to client satisfaction.
As of December 31, 2012, Echo had 1,364 employees, consisting of 873 sales employees and agents, 319 operations personnel, 69 technology personnel and 103 management and administrative personnel. We also had 260 independent contractors working as sales agents. We consider our employee relations to be good.
Our Carrier Network
In 2012, our carrier network consisted of over 24,000 motor, rail and air freight transportation providers. Echo selects its carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join the Echo network provide physical transportation services to our clients and, in our capacity as intermediary, we track each shipment from origin to destination. Because we do not own any transportation equipment and do not employ those directly involved with the delivery of our customers' shipments, the nature of our carrier relationships is essential to our success. We believe we provide value to our carriers by enabling them to fill excess capacity on traditionally empty routes, repositioning their equipment and therefore offsetting their substantial overhead costs to generate incremental revenue.
In doing so, we strive to be a preferred customer to our carriers. Additionally, our proprietary technology platform allows us to compile price and volume data on a lane by lane basis, giving our carriers the flexibility to adjust pricing by lane or by season.
We maintain the quality of our carrier network by obtaining documentation from each carrier that ensures it is properly licensed and insured and satisfies our safety requirements. Additionally, we continuously monitor data from our network on capacity, price trends, reliability, quality control standards and overall client service. We believe this quality control program helps to ensure our clients the highest quality service, regardless of the specific carrier selected for an individual shipment.
The carriers in our network range in size from large national trucking companies to the owner-operators of single trucks. We are not dependent on any one carrier, and our largest carriers by TL, LTL, inter-modal and small parcel accounted for less than 1.5%, 7.3%, 1.2% and 4.4% respectively, of our total transportation costs across all modes of transportation in 2012. In 2012, we relied on approximately 13,968 of the over 24,000 carriers in our network to provide shipper services to our clients.
Competition
We operate in the highly competitive and fragmented market for commercial freight transportation and third-party logistics services. Primary competitors to our services include other transportation brokers as well as other non-asset based third-party logistics companies, regional freight brokerages, asset-based carriers offering transportation and/or logistics services, wholesale inter-modal transportation service providers and rail carriers as well as smaller, niche transportation brokers and logistics companies that provide services in a specific geographic market, industry segment or service area. In addition, we compete against carriers' internal sales forces and shippers' transportation departments. We also buy transportation services from, and sell to, companies with which we compete.
We believe we compete for business on the basis of service, reliability and price. Some of our competitors have more and larger clients, more resources, and possibly greater expertise in a single transportation mode than we do. We compete successfully with these companies by delivering to our target market a combination of advanced technology, excellent client service, competitive pricing and highly customized transportation solutions.
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
Government Regulation
Subject to applicable federal and state regulation, we may arrange for the transport of most types of freight to and from any point in the United States. Certain of our U.S. domestic ground transportation operations may be subject to regulation by the Federal Motor Carrier Safety Administration (the "FMCSA"), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers in areas such as safety and insurance relating to interstate motor carrier and broker operations. The ground transportation industry is also subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that could affect the economics of the industry by requiring changes in operating practices or the cost of providing transportation services.
Our international operations are impacted by a wide variety of U.S. government regulations. These include regulations of the U.S. Department of State, U.S. Department of Commerce and U.S. Department of Treasury. Regulations cover matters such as what commodities may be shipped to what destination and to what end-user, unfair international trade practices and limitations on entities with whom we may conduct business.
Our air freight business in the United States is subject to regulation as an indirect air carrier by the Transportation Security Administration (the "TSA") and the U.S. Department of Transportation. Our indirect air carrier security program has been approved by the TSA. Our officers also have completed the Security Threat Assessments required by TSA regulations. The airfreight industry is subject to regulatory and legislative changes that could affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.

Our ocean transportation business in the United States is subject to regulation by the Federal Maritime Commission (the "FMC"). The FMC licenses persons acting as ocean transportation intermediaries, including ocean freight forwarders and non-vessel operating common carrier operators. Ocean freight forwarders are subject to surety bond requirements and required to retain a "qualified individual" as an officer of the company. Non-vessel operating common carriers are subject to FMC tariff publication requirements, and must submit for review and public notice certain shipping agreements reached with clients. Ocean freight forwarders are also subject to regulatory oversight, particularly those terms proscribing rebating practices. The FMC provides a forum for persons to challenge actions or practices of ocean transportation intermediaries through private actions.
Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing registration or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely upon, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licenses in these areas has not had a material adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.
Risk Management and Insurance
If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our customer's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss. We mitigate this risk by using our quality program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide to us. In addition, we carry our own insurance to protect us against client claims for damaged shipments, in cases where a carrier's coverage may have lapsed.
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
The success of our business depends to a large extent on our relationships with our clients and our reputation for providing high-quality technology enabled transportation and logistics services. We do not own or control the transportation assets that deliver our clients' freight, and we do not employ the people directly involved in delivering the freight. We rely on independent third parties to provide TL, LTL, small parcel, inter-modal, domestic air, expedited and international services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our clients with important service data and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our commitments to our clients, our operating results could be adversely affected, and our clients could utilize the services of our competitors temporarily or permanently. Many of these risks are beyond our control and difficult to anticipate, including:

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
Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Increased demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing.
Competition could substantially impair our business and our operating results.
Competition in the transportation services industry is intense. We compete against other transportation brokers as well as asset-based third party logistics companies, regional freight brokerages, asset-based carriers offering transportation and/or logistics services, wholesale inter-modal transportation service providers and rail carriers as well as smaller, niche transportation brokers and logistics companies that provide services in a specific geographic market, industry segment or service area. We also compete against carriers' internal sales forces and shippers' transportation departments. At times, we buy transportation services from, and sell to, our competitors. Historically, competition has created a downward pressure on freight rates and continuation of this rate pressure may adversely affect our revenue and income from operations.
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
A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our ten largest clients, collectively, accounted for 18% and 19% of our revenue in 2012 and 2011, respectively. We are likely to continue to experience ongoing customer concentration, particularly if we are successful in attracting large Enterprise clients. It is possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from one or more of our major clients would adversely affect our results of operations.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
In connection with the December 31, 2012 financial statement close, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in the process of evaluating indicators of impairment of our intangible assets. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See " Item 9A. Controls and Procedures ".
We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies around identifying indicators of impairment and formalizing steps for impairment testing once indicators are identified. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We have not registered any patents or trademarks to date, and our inability to protect our intellectual property rights may impair our competitive position.
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We also have not registered trademarks to protect our brands. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights; imitating or duplicating our technology, services or methodologies, including ETM; or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, ETM incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We have a long selling cycle to secure a new enterprise contract and a long implementation cycle, which require significant investments of resources.
We typically face long selling and implementation cycles to secure a new enterprise contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our enterprise selling cycle, which can take up to six months, is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services (such as other providers or in-house resources) and the timing of our clients' budget cycles and approval processes.
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
Our Transactional clients, which accounted for approximately 70% and 68% of our revenue in 2012 and 2011, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Enterprise clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract or provide the negotiated level of cost savings, the client can terminate the relationship. Enterprise contracts accounting for 8.5% and 10.4% of our revenue in 2012 are scheduled to expire (subject to possible renewal) in 2013 and 2014, respectively.
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
We use our proprietary technology platform to compile freight and logistics data from our network of over 24,000 carriers. In 2012, we used approximately 13,900 transportation providers across multiple modes of transportation. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for ETM, which could affect our ability to obtain favorable pricing for our clients.
Our obligation to pay our carriers is not contingent upon receipt of payment from our clients, and we extend credit to certain clients as part of our business model.
In most cases, we take full risk of credit loss for the transportation services we procure from carriers. Our obligation to pay our carriers is not contingent upon receipt of payment from our clients. In 2012 and 2011, our revenue was $757.7 million and $602.8 million, respectively, and our top 10 clients accounted for 18% and 19% of our revenue, respectively. If any of our key clients fail to pay for our services, our profitability would be negatively impacted.
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
Our industry is subject to some degree of seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. If we were to experience lower than expected revenue during any such period, whether from a general decline in economic conditions or other factors beyond our control, our expenses may not be offset, which would have a disproportionately adverse impact on our operating results and financial condition for that period.
Our ability to appropriately staff and retain sales representatives and agents is important to our business.
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
In addition, we must retain our current sales representatives and agents and properly incentivize them to obtain new clients and maintain existing client relationships. If a significant number of our sales representatives and agents leave us, our revenue could be negatively impacted. We have entered into agreements with our sales representatives and agents that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current sales representatives and agents could also increase our recruiting costs and lead to a decline in the demand for our services.
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

From time to time, we arrange for the movement of hazardous materials at the request of our clients. As a result, we are subject to various environmental laws and regulations relating to the handling, transport and disposal of hazardous materials. If our clients or carriers are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties, response or remediation costs and civil and criminal liability, any of which could have an adverse effect on our business and results of operations. In addition, current and future national laws and multilateral agreements relating to carbon emissions and the effects of global warming can be expected to have a significant impact on the transportation sector generally and the operations and profitability of some of our carriers in particular, which could adversely affect our business and results of operations.
Our growth and profitability may not continue, which may result in a decrease in our stock price.
There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile.
Since our initial public offering in October 2009 through March 13, 2013, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.04 on November 11, 2010 to a high of $19.73 on March 6, 2013.
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

Because a limited number of stockholders control a significant amount of the voting power of our common stock, our other stockholders will not be able to determine the outcome of stockholder votes.
As of December 31, 2012, Eric P. Lefkofsky, Richard A. Heise, Jr. and Bradley A. Keywell, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, approximately 32% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.
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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
Our principal executive offices are located in Chicago, Illinois. As of December 31, 2012, we conducted our business from the following properties, all of which are leased:

Location	Use
Chicago, Illinois	Corporate Headquarters
Park City, Utah	Business Development
Sandy, Utah	Business Development
Los Angeles, California	Business Development
Vancouver, Washington	Business Development
Little Rock, Arkansas	Business Development
Troy, Michigan	Business Development
Port Sanilac, Michigan	Business Development
Buffalo, Minnesota	Business Development
Coon Rapids, Minnesota	Business Development
Atlanta, Georgia	Business Development
Andover, Minnesota	Business Development
Dallas, Texas	Business Development
Green Bay, Wisconsin	Business Development
Bend, Oregon	Business Development
San Francisco, California	Business Development
Scottsdale, Arizona	Business Development
Rochester, New York	Business Development
Wakefield, Massachusetts	Business Development
Nashville, Tennessee	Business Development
Yorba Linda, California	Business Development
Houston, Texas	Business Development

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
In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On February 1, 2013, the Company filed a response to the founders' complaint. The founders filed a rebuttal on February 18, 2013. The Company filed a surreply to the founders' rebuttal on March 8, 2013. The Company believes the allegations in the founders' complaint and rebuttal are without merit. No other legal action has been taken by the founders. The Company intends to vigorously defend against any other legal action taken by the founders. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2.5 million. Please refer to Note 3 - Acquisitions - 2012 Acquisitions - Shipper Direct Logistics, Inc. for further information on this matter.
Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol "ECHO" since October 2, 2009. The following table sets forth the high and low sales price for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

2012	High	Low
First Quarter	$19.38	$15.43
Second Quarter	$19.25	$15.96
Third Quarter	$19.97	$16.58
Fourth Quarter	$18.50	$15.50
2011	High	Low
First Quarter	$14.00	$11.17
Second Quarter	$17.96	$13.03
Third Quarter	$18.53	$12.02
Fourth Quarter	$17.13	$11.42
Holders
As of March 14, 2013, there were 17 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
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
We used a portion of these net proceeds to repay all outstanding principal and accrued interest under our line of credit with JPMorgan Chase Bank, N.A., which bears interest at a rate of either the prime rate or LIBOR plus 2.25% and matured on July 31, 2010 (approximately $14.0 million), and approximately $6.9 million of our net proceeds from the offering to repay all outstanding principal and accrued interest under our term loan payable to EGL Mezzanine LLC, which bore interest at a rate of 13.0% and was set to mature on June 2, 2012, members of which included certain of our directors, officers and stockholders, and which we incurred in connection with our acquisition of RayTrans Distribution Services. In addition to the foregoing purposes, we used approximately $3.5 million of our net proceeds to make required accrued dividend payments to the holders of our Series B and D preferred stock, which holders included certain of our directors or entities owned or controlled by them.

In 2012, we used approximately $16.4 million of our net proceeds on new business acquisitions. We plan to invest the remaining proceeds to further expand our sales force, to continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.
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

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$757,688	$602,764	$426,374	$259,561	$202,807
Transportation costs	614,563	485,547	345,209	203,893	159,717
Net revenue	143,125	117,217	81,165	55,668	43,090
Operating expenses (income):
Commissions	40,392	35,872	24,871	15,816	11,799
Selling, general and administrative	70,702	54,327	40,607	29,984	23,115
Acquisition related impairment loss	2,491	—	—	—	—
Contingent consideration	(130)	(246)	(4,700)	(983)	—
Depreciation and amortization	9,139	8,330	6,926	4,991	3,231
Total operating expenses	122,594	98,283	67,704	49,808	38,145
Income from operations	20,531	18,934	13,461	5,860	4,945
Other expense	(433)	(273)	(291)	(1,275)	(144)
Income before income taxes	20,098	18,661	13,170	4,585	4,801
Income tax (expense) benefit	(7,777)	(6,613)	(4,765)	611	(1,926)
Net income	12,321	12,048	8,405	5,196	2,875
Dividends on preferred shares	—	—	—	(807)	(1,054)
Net income applicable to common stockholders	$12,321	$12,048	$8,405	$4,389	$1,821
Net income per share of common stock:
Basic	$0.55	$0.54	$0.38	$0.30	$0.15
Diluted	$0.54	$0.53	$0.38	$0.29	$0.14
Shares used in per share calculations:
Basic	22,357	22,132	21,863	14,703	12,173
Diluted	22,899	22,577	22,239	15,089	12,817

	Years ended December 31,
	2012	2011	2010	2009	2008

Other data:
Enterprise clients(1)	203	177	148	116	92
Transactional clients served in period(2)	27,984	29,155	22,617	15,259	11,952
Total clients(3)	28,187	29,332	22,765	15,375	12,044
Employees, agents and independent contractors(4)	1,364	1,157	908	835	664
____________________

(1)	Reflects number of Enterprise clients on the last day of the applicable period.
(2) Reflects number of Transactional clients served in the applicable period.
(3) Reflects total number of Enterprise clients determined on the last day of the applicable period and number of Transactional clients served in the applicable period.
(4) Reflects number of employees, agents and independent contractors on the last day of the applicable period.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$41,781	$47,007	$43,218	$47,804	$1,873
Working capital	70,738	70,111	63,591	65,637	3,209
Total assets	219,483	200,498	161,548	132,675	45,909
Total liabilities	78,498	81,176	56,570	38,885	27,082
Series D convertible preferred shares	—	—	—	—	19,742
Cash dividends per common share	—	—	—	—	—
Total stockholders' equity (deficit)	$140,985	$119,322	$104,978	$93,790	$(915)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt and offer the most efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation across truckload ("TL") and less than truck load ("LTL"), and we also offer inter-modal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.

We procured transportation and provided logistics services for more than 28,500 clients for the year ended December 31, 2012 across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, Enterprise and Transactional. We typically enter into multi-year contracts with our Enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$757,688	$602,764	$426,374
Transportation costs	614,563	485,547	345,209
Net revenue	143,125	117,217	81,165
Operating expenses:
Commissions	40,392	35,872	24,871
Selling, general and administrative	70,702	54,327	40,607
Acquisition related impairment loss	2,491	—	—
Contingent consideration	(130)	(246)	(4,700)
Depreciation and amortization	9,139	8,330	6,926
Total operating expenses	122,594	98,283	67,704
Income from operations	20,531	18,934	13,461
Other expense	(433)	(273)	(291)
Income before income taxes	20,098	18,661	13,170
Income tax expense	(7,777)	(6,613)	(4,765)
Net income	12,321	12,048	8,405
Net income per share of common stock:
Basic	$0.55	$0.54	$0.38
Diluted	$0.54	$0.53	$0.38
Shares used in per share calculations:
Basic	22,357	22,132	21,863
Diluted	22,899	22,577	22,239

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $757.7 million, $602.8 million and $426.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, reflecting growth rates of 26% and 41%, in 2012 and 2011, respectively, as compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. As of December 31, 2012, we had 203 Enterprise clients and, for the year ended December 31, 2012, we served 27,984 Transactional clients. For the year ended December 31, 2012, we added 26 Enterprise clients. For the years ended December 31, 2012, 2011 and 2010, Enterprise clients accounted for 30%, 32% and 39% of our revenue, respectively, and Transactional clients accounted for 70%, 68% and 61% of our revenue, respectively. We expect to continue to grow both our enterprise and transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, inter-modal and small parcel and LTL. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2012, LTL accounted for 45% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 5% of our revenue and other transportation accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Therefore, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. In 2012, 2011 and 2010, our net revenue was $143.1 million, $117.2 million and $81.2 million, respectively, reflecting growth rates of 22% and 44% in 2012 and 2011, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. In 2012, 2011 and 2010, commission expense was 28.2%, 30.6% and 30.6%, respectively, as a percentage of our net revenue. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. In 2012, 2011 and 2010, our selling, general and administrative expenses were $70.7 million, $54.3 million and $40.6 million, respectively. In 2012, 2011 and 2010, selling, general and administrative expenses as a percentage of net revenue were 49.4%, 46.3% and 50.0%, respectively.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent liability is included in the selling, general and administrative expenses in our consolidated statement of income. In 2012, 2011 and 2010, we recorded a benefit of $0.1 million, $0.2 million and $4.7 million, respectively, related to fair value adjustments to contingent consideration.

Our acquisition related impairment loss consists of an impairment charge relating to the acquisition of the assets of Shipper Direct. Please refer to Note 4 of the consolidated financial statements for further information on the transaction. For the year ended December 31, 2012, we recorded a loss of $2.5 million relating to this impairment charge.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. In 2012, 2011 and 2010, depreciation expense was $7.0 million, $5.9 million and $5.1 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, trade names and non-compete agreements. In 2012, 2011 and 2010, amortization expense was $2.1 million, $2.4 million and $1.8 million, respectively.

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
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other : Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment." As a result, the Company assessed the qualitative factors and determined no further testing was necessary. If further testing is warranted, the Company evaluates the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 9 years, 3 years and 3 years, respectively.
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

Results of Operations
The following table sets forth our consolidated statements of income data for the periods presented in both thousands of dollars and as a percentage of our net revenue:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Consolidated statements of operations data:
Revenue	$757,688	$602,764	$426,374
Transportation costs	614,563	485,547	345,209
Net revenue	143,125	$117,217	$81,165
Operating expenses (income):
Commissions	40,392	35,872	24,871
Selling, general and administrative expenses	70,702	54,327	40,607
Acquisition related impairment loss	2,491	—	—
Contingent consideration	(130)	(246)	(4,700)
Depreciation and amortization	9,139	8,330	6,926
Total operating expenses	122,594	98,283	67,704
Income from operations	$20,531	$18,934	$13,461
Stated as a percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Commissions	28.2%	30.6%	30.6%
Selling, general and administrative expenses	49.4%	46.3%	50.0%
Acquisition related impairment loss	1.7%	—%	—%
Contingent consideration	(0.1)%	(0.2)%	(5.8)%
Depreciation and amortization	6.4%	7.1%	8.5%
Total operating expenses	85.6%	83.8%	83.3%
Income from operations	14.3%	16.2%	16.7%

Comparison of years ended December 31, 2012 and 2011

Revenue

Our revenue increased by $154.9 million, or 25.7%, to $757.7 million in 2012 from $602.8 million in 2011. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $41.0 million of additional revenue generated in 2012 from acquisitions completed in 2012 and in the fourth quarter of 2011.

Our revenue from Enterprise clients increased by $37.1 million, or 19.2%, to $230.9 million in 2012 from $193.8 million in 2011, resulting from increases in the number of Enterprise clients, shipments executed and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue in 2012 from 32% in 2011. This is due to an increase in revenue per Transactional account in 2012 compared to 2011. As of December 31, 2012, we had 203 Enterprise clients under contract, which was an increase of 26 compared to 177 Enterprise clients under contract as of December 31, 2011.

Our revenue from Transactional clients increased by $117.8 million, or 28.8%, to $526.8 million in 2012 from $409.0 million in 2011. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the year ended December 31, 2012 from 68% of our revenue for the year ended December 31, 2011. We served approximately 28,500 Transactional clients in 2012, a decrease of approximately 500 compared to the 29,000 Transactional clients served in 2011. The decrease in Transactional clients is primarily due to a renewed focus on further developing existing client relationships. In 2012, we made further investment in our training programs that exposed new hires to both operational and sales departments.

As a result, we noted increased sales representative productivity as tenured sales representatives could further penetrate accounts with increased operational support and experience. This was further evidenced by the fact that the number of shipments per transactional client increased over the same period in 2011. Our revenue per transactional client increased by approximately 23.0% in 2012 as compared to 2011.

Transportation costs

Our transportation costs increased by $129.1 million, or 26.6%, to $614.6 million in 2012 from $485.5 million in 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.1% in 2012 from 80.6% in 2011 due to a decreased number of LTL shipments in the composition of our sales volume. Also, included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed in 2012 and in the fourth quarter of 2011.

Net revenue

Net revenue increased by $25.9 million, or 22.1%, to $143.1 million in 2012 from $117.2 million in 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.9% in 2012 from 19.4% in 2011. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in 2012 when compared to 2011. Conversely, the decrease in net revenue percentage was attributable to the higher percentage of TL revenue as a percentage of total revenue in 2012 when compared to 2011.

Operating expenses

Commission expense increased by $4.5 million, or 12.6%, to $40.4 million in 2012 from $35.9 million in 2011. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $16.4 million, or 30.1%, to $70.7 million in 2012 from $54.3 million in 2011. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, general and administrative expenses increased to 49.4% in 2012 from 46.3% in 2011. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration for the years ended December 31, 2012 and 2011, respectively, resulted in a net decrease in our contingent consideration obligation. The benefit recognized in our consolidated statement of income from contingent consideration decreased by $0.1 million, or 47.3%, to $0.1 million for the year ended December 31, 2012 from $0.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, the decrease in benefit primarily related to the increases in acquisition contingent liabilities totaling approximately $0.8 million, offset by the decrease in the DNA Freight Inc. ("DNA") and Purple Plum contingent liabilities of $0.9 million. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquisition. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2012. For the year ended December 31, 2011, the benefit primarily related to a decrease in the contingent liability due to DNA of $1.7 million offset by increases in the contingent liability due to Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI"), Lubenow Logistics, LLC ("Lubenow") and Freight Lanes International Inc. ("FLI") of $0.5 million, $0.4 million, $0.2 million and $0.2 million, respectively. These adjustments were the result of financial performance, changes to the forecasted financial performance of each acquisition and an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Acquisition related impairment loss

For the year ended December 31, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $1.1 million, or 18.6%, to $7.0 million in 2012 from $5.9 million in 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.3 million, or 10.3%, to $2.1 million in 2012 from $2.4 million in 2011. The decrease in amortization expense is the result of certain intangibles becoming fully amortized during the year.

Income from operations

Income from operations increased by $1.6 million, or 8.4%, to $20.5 million in 2012 from $18.9 million in 2011. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses offset by the additional acquisition related impairment loss.

Other expense and income tax expense

Other expense increased by $0.1 million to $0.4 million in 2012 from $0.3 million in 2011.

Income tax expense increased to $7.8 million in 2012 from $6.6 million in 2011. Our effective tax rate increased from approximately 35.4% in 2011 to 38.7% in 2012. The increase in the effective tax rate is primarily due to the timing and reenactment of the research and development tax credit which occurred in December 2011 for the 2011 tax year, but occurred subsequent to December 31, 2012 for the 2012 tax year.

Net Income

Net income increased by $0.3 million, or 2.3%, to $12.3 million in 2012 from $12.0 million in 2011 related to the items previously discussed.

Comparison of years ended December 31, 2011 and 2010

Revenue

Our revenue increased by $176.4 million, or 41.4%, to $602.8 million in 2011 from $426.4 million in 2010. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. In addition, tighter capacity and higher fuel prices, in both the LTL and TL marketplace, led to higher transportation rates. Included in this increase was $61.9 million of additional revenue generated in 2011 from acquisitions completed in 2011 and 2010.

Our revenue from Enterprise clients increased by $28.3 million, or 17.1%, to $193.8 million in 2011 from $165.5 million in 2010, resulting from increases in the number of Enterprise clients, shipments executed and transportation rates. As we increased our number of Transactional clients, our percentage of revenue from Enterprise clients decreased to 32.1% of our revenue in 2011 from 38.8% in 2010. As of December 31, 2011, we had 177 Enterprise clients under contract, which was an increase of 29 compared to 148 Enterprise clients under contract as of December 31, 2010.

Our revenue from Transactional clients increased by $148.1 million, or 56.8%, to $409.0 million in 2011 from $260.9 million in 2010. The growth in revenue from Transactional clients during 2011 was driven by the increase in the number of our Transactional clients and an increase in the revenue per Transactional client, partially due to higher transportation rates. Our percentage of revenue from Transactional clients increased to 67.9% of our revenue for the year ended December 31, 2011 from 61.2% of our revenue for the year ended December 31, 2010. We served over 29,000 Transactional clients in 2011, an increase of approximately 6,300 compared to the approximately 22,700 Transactional clients served in 2010.

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

Net revenue

Net revenue increased by $36.0 million, or 44.3%, to $117.2 million in 2011 from $81.2 million in 2010. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.4% in 2011 from 19.0% in 2010. The increase in net revenue margins was the result of a higher mix of LTL revenue in 2011 and also reflects our ability to pass on higher transportation rates to our clients.

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

Contingent consideration

The change in contingent consideration for the years ended December 31, 2011 and 2010, respectively, resulted in a net decrease in our contingent consideration obligation. The benefit recognized in our consolidated statement of income from contingent consideration decreased by $4.5 million, or 94.8%, to $0.2 million for the year ended December 31, 2011 from $4.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, the benefit primarily related to a decrease in the contingent liability due to DNA of $1.7 million offset by increases in the contingent liability due to FMI, DSI, Lubenow and FLI of $0.5 million, $0.4 million, $0.2 million and $0.2 million, respectively. These adjustments were the result of financial performance, changes to the forecasted financial performance of each acquisition and an amendment to the terms of the DNA purchase agreement related to contingent consideration. DNA did not experience the growth needed to achieve the first-year EBITDA performance measures set forth in the purchase agreement. As a result, the value of the first year earn-out payment was reduced to zero and the value of future earn-out payments was partially reduced, as there is an increased probability that future EBITDA earn-out targets will not be achieved. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2011. For the year ended December 31, 2010, the benefit related to a decrease in the contingent liability of $3.0 million and $1.4 million due to RDS and FMI, respectively. These adjustments were the result of these acquisitions not meeting the necessary EBITDA growth targets set forth in the respective purchase agreements and changes to the forecasted financial performance of each acquisition.

Depreciation and amortization

Depreciation expense increased by $0.8 million, or 15.7%, to $5.9 million in 2011 from $5.1 million in 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.6 million, or 33.3%, to $2.4 million in 2011 from $1.8 million in 2010. The increase in amortization expense is the result of the intangibles acquired in acquisitions completed in 2011 and 2010.

Income from operations

Income from operations increased by $5.4 million, or 40.0%, to $18.9 million in 2011 from $13.5 million in 2010. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained consistent at $0.3 million in 2011 and 2010.

Income tax expense increased to $6.6 million in 2011 from $4.8 million in 2010. Our effective tax rate decreased to 35.4% in 2011 from approximately 36.2% in 2010. The decrease in the effective tax rate was primarily the result of the reinstatement of the research and development tax credit for the State of Illinois in the fourth quarter of 2011.

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

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands, except per share data) (unaudited)
Revenue	$211,150	$192,738	$185,231	$168,569	$162,857	$158,956	$151,504	$129,446
Net revenue	39,063	36,593	34,800	32,670	31,784	30,619	29,286	25,526
Operating income	5,765	3,860	5,551	5,357	5,196	5,451	4,700	3,589
Net income	3,320	2,286	3,403	3,312	3,532	3,380	2,895	2,241
Net income per share of common stock:
Basic	$0.15	$0.10	$0.15	$0.15	$0.16	$0.15	$0.13	$0.10
Diluted	$0.14	$0.10	$0.15	$0.15	$0.16	$0.15	$0.13	$0.10

Liquidity and Capital Resources

As of December 31, 2012, we had $41.8 million in cash and cash equivalents, $70.7 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2013.

Cash provided by operating activities

For the year ended December 31, 2012, $22.8 million of cash was provided by operating activities, representing an increase of $7.0 million compared to the year ended December 31, 2011. In 2012, we generated $25.4 million in cash from net income, adjusted for non-cash operating items as compared to $21.5 million in 2011 and $14.3 million in 2010. The cash generated from net income was offset by changes to working capital, primarily related to increases in accounts receivable related to the growth of our business and decreases in accounts payable balances due to faster payments to carriers.

Cash used in investing activities

Cash used in investing activities was $25.3 million and $11.3 million during the years ended December 31, 2012 and 2011, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. Our capital expenditures were $8.9 million, $6.4 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we used $16.4 million for three acquisitions. In 2011, we used approximately $4.5 million on three acquisitions, and paid a $0.5 million earn-out payment to the former owners of Mountain Logistics. In 2010, we used approximately $8.6 million on five acquisitions.

Cash (used in) provided by financing activities

During the year ended December 31, 2012, net cash used in financing activities was $2.7 million compared to cash used in financing activities of $0.6 million for the year ended December 31, 2011. For 2012, cash used in financing activities was primarily attributable to the exercise of employee stock options which was more than offset by a contingent consideration payment of $5.2 million. For the year ended December 31, 2011, the cash used in financing activities was primarily attributable to the exercise of employee stock options offset by a contingent consideration payment of $1.3 million. In 2010, the cash provided by financing activities was primarily related to the exercise of employee stock options.

Credit facility

As of December 31, 2012, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2013. Any outstanding borrowings would be collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2012, we were not in violation of any of these various covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $5.1 million of potential earn-out payments in 2013 due in connection with our acquisitions. We currently expect to use up to $11.0 million for capital expenditures by the end of 2013. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations
As of December 31, 2012, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$25	$25	$—	$—	$—
Operating lease	9,506	3,173	5,617	716	—
Contingent consideration obligations(1)	10,664	5,070	5,594	—	—
Total	$20,195	$8,268	$11,211	$716	$—
____________________

(1)
Amounts relate to contingent consideration for the acquisitions of DSI, FMI, Lubenow, FLI, DNA, Nationwide Traffic Services, Inc., Advantage Transport, Inc., Trailer Transport Systems, Purple Plum Logistics LLC and Sharp Freight Systems, Inc.

Recent Accounting Pronouncements

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2012, 2011 and 2010.

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
During 2012, the Company acquired certain assets and liabilities of Sharp Freight Systems, Inc. (Sharp). Management did not include the operations of Sharp in its annual evaluation of internal control over financial reporting as of December 31, 2012. The Company will incorporate this acquisition into its annual evaluation of internal control over financial reporting for its fiscal year ending December 31, 2013. Sharp constituted $25,415,544 of total assets as of December 31, 2012 and $18,523,250 of revenues for the year then ended, in the consolidated financial statements.
Management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
This evaluation identified a material weakness in the Company’s internal control over financial reporting. The controls related to the process to identify potential indicators of impairment and to measure potential impairment of long-lived assets were improperly designed and were not operating effectively to identify and account for the impairment loss associated with the Shipper Direct acquisition. The controls were not effective in recording an acquisition-related impairment loss. This matter is further discussed in Item 9A of this Annual Report.
Based on our evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2012.
Ernst & Young LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2012, 2011 and 2010 and the Company’s internal control over financial reporting as of December 31, 2012. Their reports are presented on the following pages.

Echo Global Logistics, Inc.
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

During 2012, Echo Global Logistics, Inc. acquired certain assets and liabilities of Sharp Freight Systems, Inc. (Sharp).
As indicated in the accompanying Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sharp, which is included in the 2012 consolidated financial statements of Echo Global Logistics, Inc. and constituted $25,415,544 of total assets as of December 31, 2012 and $18,523,250 of revenues for the year then ended. Our audit of internal control over financial reporting of Echo Global Logistics, Inc. also did not include an evaluation of the internal control over financial reporting of this acquisition.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the controls related to the Company's process to identify potential indicators of impairment and to measure potential impairment of long-lived assets. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 14, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Echo Global Logistics, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2013

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$41,780,984	$47,007,309
Accounts receivable, net of allowance for doubtful accounts of $2,745,419 and $3,017,742 at December 31, 2012 and 2011, respectively	96,623,553	89,191,456
Income taxes receivable	703,590	636,362
Prepaid expenses	2,491,955	4,634,612
Other current assets	139,419	164,286
Total current assets	141,739,501	141,634,025
Property and equipment, net	13,491,006	10,834,526
Intangible assets:
Goodwill	51,073,903	41,476,212
Intangible assets, net of accumulated amortization of $8,749,057 and $6,563,870 at December 31, 2012 and 2011, respectively	13,018,922	6,281,452
Other assets	159,732	271,871
Total assets	$219,483,064	$200,498,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$58,889,437	$59,949,927
Current maturities of capital lease obligations	24,086	175,166
Due to seller-short term	5,070,612	5,278,889
Accrued expenses	7,004,033	5,195,545
Deferred income taxes	13,602	923,208
Total current liabilities	71,001,770	71,522,735
Due to seller-long term	5,593,639	7,573,392
Deferred income taxes	1,902,245	2,056,275
Capital lease obligations, net of current maturities	—	24,086
Total liabilities	78,497,654	81,176,488
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,694,836 and 22,155,857 shares were issued and outstanding at December 31, 2012 and December 31, 2011, respectively	2,270	2,216
Additional paid-in capital	102,789,816	93,447,472
Retained earnings	38,193,324	25,871,910
Total stockholders' equity	140,985,410	119,321,598
Total liabilities and stockholders' equity	$219,483,064	$200,498,086
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2012	2011	2010
REVENUE	$757,687,585	$602,763,471	$426,373,975

COSTS AND EXPENSES:
Transportation costs	614,562,437	485,546,842	345,208,575
Selling, general, and administrative expenses	113,454,258	89,952,126	60,778,106
Depreciation and amortization	9,139,232	8,329,836	6,926,118
INCOME FROM OPERATIONS	20,531,658	18,934,667	13,461,176
Interest income	2,850	115,749	93,098
Interest expense	(9,391)	(21,154)	(51,413)
Other, net	(426,860)	(367,771)	(333,060)
OTHER EXPENSE	(433,401)	(273,176)	(291,375)
INCOME BEFORE PROVISION FOR INCOME TAXES	20,098,257	18,661,491	13,169,801
INCOME TAX EXPENSE	(7,776,843)	(6,613,319)	(4,765,163)
NET INCOME	$12,321,414	$12,048,172	$8,404,638
Basic net income per share	$0.55	$0.54	$0.38
Diluted net income per share	$0.54	$0.53	$0.38
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at January 1, 2010	21,768,659	$2,177	$88,368,796	$5,419,100	$93,790,073
Share compensation expense	—	—	592,372	—	592,372
Payment of costs related to initial public offering	—	—	(49,000)	—	(49,000)
Exercise of stock options	275,191	28	1,449,209	—	1,449,237
Tax benefit from exercise of stock options	—	—	790,693	—	790,693
Net income	—	—	—	8,404,638	8,404,638
Balance at December 31, 2010	22,043,850	2,205	91,152,070	13,823,738	104,978,013
Share compensation expense	—	—	1,343,752	—	1,343,752
Exercise of stock options	112,007	11	797,315	—	797,326
Tax benefit from exercise of stock options	—	—	154,335	—	154,335
Net income	—	—	—	12,048,172	12,048,172
Balance at December 31, 2011	22,155,857	2,216	93,447,472	25,871,910	119,321,598
Share compensation expense	—	—	2,726,241	—	2,726,241
Exercise of stock options	287,855	29	1,717,476	—	1,717,505
Common stock issued for vested restricted stock	37,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,825)	(1)	(193,510)	—	(193,511)
Common shares issued for acquisition	225,099	22	3,999,978	—	4,000,000
Tax benefit from exercise of stock options	—	—	1,092,163	—	1,092,163
Net income	—	—	—	12,321,414	12,321,414
Balance at December 31, 2012	22,694,836	$2,270	$102,789,816	$38,193,324	$140,985,410

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$12,321,414	$12,048,172	$8,404,638
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,198,674)	5,862	3,074,654
Noncash stock compensation expense	2,726,241	1,343,752	592,372
Reduction in contingent consideration due to seller	(129,944)	(246,347)	(4,700,192)
Acquisition related impairment loss	2,490,612	—	—
Depreciation and amortization	9,139,232	8,329,836	6,926,118
Change in assets, net of acquisitions:
Accounts receivable	(1,550,525)	(23,887,014)	(15,353,802)
Income taxes receivable	(67,228)	(761,473)	469,228
Prepaid expenses and other assets	2,310,613	3,613,400	(1,131,542)
Change in liabilities, net of acquisitions:
Accounts payable	(4,763,843)	15,153,931	10,425,014
Accrued expenses and other	1,510,069	149,461	(64,149)
Net cash provided by operating activities	22,787,967	15,749,580	8,642,339
Investing activities
Purchases of property and equipment	(8,860,144)	(6,372,116)	(6,214,413)
Payments for acquisitions, net of cash acquired	(16,425,146)	(4,972,811)	(8,623,613)
Net cash used in investing activities	(25,285,290)	(11,344,927)	(14,838,026)
Financing activities
Principal payments on capital lease obligations	(175,159)	(262,169)	(302,518)
Tax benefit of stock options exercised	1,092,163	154,335	790,693
Payment of contingent consideration	(5,170,000)	(1,305,000)	—
Payment of costs associated with initial public offering	—	—	(327,265)
Issuance of shares, net of issuance costs	1,717,505	797,326	1,449,237
Employee tax withholdings related to net share settlements of equity-based awards	(193,511)	—	—
Net cash (used in) provided by financing activities	(2,729,002)	(615,508)	1,610,147
(Decrease) increase in cash and cash equivalents	(5,226,325)	3,789,145	(4,585,540)
Cash and cash equivalents, beginning of period	47,007,309	43,218,164	47,803,704
Cash and cash equivalents, end of period	$41,780,984	$47,007,309	$43,218,164
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$9,391	$21,154	$51,600
Cash paid for income taxes	8,038,565	7,337,331	581,014
Non-cash investing activity
Issuance of common stock in connection with acquisitions	4,000,000	—	—
Non-cash financing activity
Due to seller	3,111,914	4,610,009	8,633,770
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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

In October 2009, the Company completed an initial public offering of shares of its common stock. Upon the completion of the initial public offering, the Company's common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”

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
Fair Value of Financial Instruments
As of December 31, 2012 and 2011, the carrying value of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, approximate their fair values due to their short term nature. The fair value of due to seller is determined based on the likelihood of contingent earn-out payments.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company's obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $2,114,360, $1,536,496 and $2,388,059 of bad debt expense for the years ended December 31, 2012, 2011 and 2010.
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
Internal Use Software
The Company has adopted the provisions of ASC Topic 350 Intangibles - Goodwill and Other. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

expense for the years ended December 31, 2012, 2011 and 2010 was $5,188,637, $4,260,936 and $3,580,153 respectively. At December 31, 2012 and 2011, the net book value of internal use software costs was $9,650,330 and $7,752,264, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU (Accounting Standard Update) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. The Company assessed the qualitative factors and determined no further testing was necessary. If further testing was necessary, the Company would have tested the recoverability of goodwill using a two-step impairment test at the reporting unit level. For goodwill impairment test purposes, the Company is considered one reporting unit. In the first step, the fair value for the Company is compared to its carrying value including goodwill. In the case that the fair value is less than the carrying value, a second step is performed that compares the implied fair value of goodwill to the carrying value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, non-compete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 9 years, 3 years and 3 years, respectively.
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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.
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

3. New Accounting Pronouncements

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

4. Acquisitions

2011 Acquisitions

Nationwide Traffic Services, LLC.

Effective January 1, 2011, the Company acquired Nationwide Traffic Services, LLC. (Nationwide), a non-asset based third-party logistics provider with offices in Santa Fe, California, and the results of Nationwide have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of Nationwide as of the acquisition date for $873,768 and an additional $1,750,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to December 31, 2014. As a result of the acquisition, the Company recorded $2,182,378 of goodwill, of which $1,515,984 is related to contingent consideration. In January 2012, the Company paid Nationwide $437,500 as certain performance measures of the purchase agreement were met as of December 31, 2011, reducing the contingent consideration liability. In December 2012, the Company paid Nationwide $437,500 as certain performance measures of the purchase agreement were met as of November 30, 2012, reducing the contingent consideration liability. For the year ended December 31, 2012, the Company recorded an increase of $70,167 to the contingent consideration obligation to reflect the change to increase fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $802,109 at December 31, 2012. For the year ended December 31, 2011, the Company recorded an increase of $90,959 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Nationwide, resulting in a liability due to seller of $1,606,943 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Nationwide to be approximately $875,000. The amount of goodwill deductible for U.S. income tax purposes is approximately $666,000, excluding future contingent consideration payments.

Advantage Transport, Inc.

Effective July 1, 2011, the Company acquired Advantage Transport, Inc. (Advantage), a non-asset based third-party logistics provider with offices in Phoenix, Arizona, and the results of Advantage have been included in the consolidated financial statements since that date. The Company purchased the assets and assumed certain liabilities of Advantage as of the acquisition date for $3,291,548 and anadditional $2,775,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to July 31, 2014. As a result of the acquisition, the Company recorded $4,649,151 of goodwill, of which $2,353,640 is related to contingent consideration. In August 2012, the Company paid Advantage $925,000 as certain performance measures of the purchase agreement were met as of July 31, 2012, reducing the contingent consideration liability. For the year ended December 31, 2012, the Company recorded an increase of $165,562 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $1,686,667 at December 31, 2012. For the year ended December 31, 2011, the Company recorded an increase of $92,465 to the contingent consideration obligation to reflect the change in fair value, which was primarily the results of adjustments to the forecasted financial performance of Advantage, resulting in a liability due to seller of $2,446,105 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Advantage to be approximately $1,850,000. The amount of goodwill deductible for U.S. income tax purposes is approximately $2,300,000, excluding future contingent consideration payments.

Trailer Transport Systems

Effective December 1, 2011, the Company acquired the stock of Trailer Transport Systems (TTS), a non-asset based third-party logistics provider with offices in Rochester, New York, and the results of TTS have been included in the consolidated financial statements since that date. The Company acquired 100% of the stock of TTS as of the acquisition date for $1,902,982 in cash and an additional $1,875,000 in cash consideration may become payable upon achievement of certain performance measures by or prior to November 30, 2014. As a result of the acquisition, the Company recorded $2,820,862 of goodwill, of which $1,632,457 is related to contingent consideration. In December 2012, the Company paid TTS $625,000 as certain performance measures of the purchase agreement were met as of November 30, 2012, reducing the contingent consideration liability. For the year ended December 31, 2012, the Company recorded an increase of $90,989 to the contingent

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,107,369 at December 31, 2012. For the year ended December 31, 2011, the Company recorded an increase of $8,923 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of TTS, resulting in a liability due to seller of $1,641,380 at December 31, 2011. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to TTS to be approximately $1,250,000. There is no goodwill deductible for U.S. income tax purposes.

2011 Business Combinations

The Company has evaluated the 2011 acquisitions to determine if they are material on both an individual and aggregate basis. The Company has concluded the acquisitions of Nationwide, Advantage and TTS are not material on an individual or aggregate basis.

2012 Acquisitions

Purple Plum Logistics, LLC

Effective May 31, 2012, the Company acquired Purple Plum Logistics, LLC ("Purple Plum"), a truckload transportation brokerage with offices in Wakefield, Massachusetts, and the results of Purple Plum have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Purple Plum for $957,243 in cash and an additional $750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to May 31, 2016. As a result of the acquisition, the Company recorded $1,263,147 of goodwill, of which $631,914 is related to contingent consideration. For the year ended December 31, 2012, the Company recorded a decrease of $338,931, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to reduce the forecasted financial performance of Purple Plum resulting in a liability due to seller of $292,983 at December 31, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Purple Plum to be $273,538. As of December 31, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement. The amount of goodwill deductible for U.S. income tax purposes is approximately $631,000, excluding future contingent consideration payments.

Shipper Direct Logistics, Inc.

Effective July 1, 2012, the Company acquired the assets of Shipper Direct Logistics, Inc. (“Shipper Direct”), a truckload transportation brokerage located near Nashville, Tennessee. The results of the acquired business have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Shipper Direct for $4,423,794 in cash paid at closing and an additional $4,500,000 in cash consideration payable upon achievement of certain performance measures. As part of the transaction, the founders also became employees of the Company.
In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on the representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement to be voided. However, the Company received only $1,779,554. The request for the return of the entire purchase price was based upon the indemnification provisions of the Asset Purchase Agreement; therefore, the Company considered the amount received of $1,779,554 a return of purchase price, resulting in net cash consideration paid to Shipper Direct of $2,644,240. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

In connection with the discovery of the alleged fraud, the Company believes that in the third quarter of 2012 there were specific indicators of impairment of the assets acquired of Shipper Direct. The Company performed an impairment analysis and

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

concluded there was impairment of the goodwill of $1,800,612 and acquired customer list intangible assets of $690,000. The Company recorded an impairment loss of $2,490,612 for the year ended December 31, 2012 which is included in selling, general, and administrative expenses in the consolidated statements of income. The effect of this change is a reduction of net income of $1,530,630 for the year ended December 31, 2012.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On February 1, 2013, the Company filed a response to the founders' complaint. The founders filed a rebuttal on February 18, 2013. The Company filed a surreply to the founders' rebuttal on March 8, 2013. The Company believes the allegations in the founders' complaint and rebuttal are without merit. No other legal action has been taken by the founders. The Company intends to vigorously defend against any other legal action taken by the founders. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2,500,000.

Sharp Freight Systems, Inc.

Effective October 1, 2012, the Company acquired the assets and certain liabilities of Sharp Freight Systems, Inc. (Sharp), a non-asset based third-party logistics provider with offices in Yorba Linda, California and Houston, Texas. The results of Sharp have been included in the consolidated financial statements since that date. The acquisition provided the Company with strategic growth of its presence in inter-modal business and added an assembled workforce that has significant experience and knowledge of the industry.
The acquisition-date fair value of the consideration transferred totaled $19,990,763, which consisted of the following:

Fair value of consideration transferred:
Cash	$13,510,763
Stock	4,000,000
Contingent consideration	2,480,000
Total	$19,990,763

The contingent consideration arrangement requires the Company to pay an additional $4,000,000 in cash if certain performance measures are achieved by or prior to October 1, 2015. The performance measures are based on annual targets of adjusted Earnings before Interest, Taxes, Depreciation and Amortization "EBITDA". EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $2,480,000. The Company estimates these contingent payments to be approximately 65% of total eligible payments due prior to October 1, 2015. The Company expects total undiscounted contingent consideration payments to Sharp to be between $3,000,000 and $4,000,000. There were no other contingent liabilities assumed in the acquisition.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Cash	$859,117
Accounts receivable	5,327,143
Other assets	720,421
Goodwill	8,623,973
Customer relationships	8,200,000
Internally developed software	700,000
Accounts Payable	(4,175,495)
Other current liabilities	(264,396)
Net assets acquired	$19,990,763

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Goodwill of $8,623,973 represents the premium the Company paid over the fair value of the net tangible and identified intangible assets it acquired. The Company paid this premium for several reasons, including expanding its presence in the inter-modal market; adding more than 500 Transactional clients, which expands its pipeline of clients to which the Company can market its transportation and supply chain management services. The amount of goodwill deductible for U.S. income tax purposes is $6,143,973, excluding future contingent consideration payments.
The customer relationships have a useful life of twelve years.
The amounts of revenue and net income of Sharp included in the Company's consolidated income statement from the acquisition date for the period ended December 31, 2012 are $18,523,250 and $895,571, respectively. The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the years ended December 31, 2012 and 2011 as if the Company had acquired Sharp as of January 1.

	2012	2011
Revenue	$812,063,774	$674,016,797
Income from operations	24,120,473	19,792,854
Net income	15,507,671	12,906,359

The above unaudited pro forma supplemental information is based upon accounting estimates and judgments that the Company believes are reasonable. This unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustments to working capital. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or future results. As of December 31, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition and terms of the purchase agreement.

Materiality of 2012 Acquisitions

The Company evaluated the 2012 acquisitions to determine if they are material on both an individual and aggregate basis and has concluded that the acquisitions of Purple Plum and Sharp are material on an aggregate basis. As a result, pro forma results including Purple Plum and Sharp are presented below. The following unaudited pro forma information presents a summary of the Company's consolidated statements of operations for the years ended December 31, 2012 and 2011 as if the Company had acquired Purple Plum and Sharp as of January 1.

	2012	2011
Revenue	819,538,516	690,741,124
Income from operations	24,348,949	19,780,753
Net income	15,734,327	12,889,895

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily relate to money market funds and financial liabilities primarily relate to contingent earn-out payments of $10,664,251. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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
Years Ended December 31, 2012, 2011 and 2010

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

In April 2012, the Company transferred funds from a Level 1 financial asset (money market fund) to a non-interest bearing cash account included in Cash and Cash Equivalents at December 31, 2012. As such, the funds are no longer classified as Level 1 fair value financial asset. The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement as of December 31, 2012 and 2011:

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Liabilities:
Contingent consideration obligation	$(10,664,251)	$—	$—	$(10,664,251)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,048,029	$5,048,029	$—	$—
Liabilities:
Contingent consideration obligation	$(12,852,281)	$—	$—	$(12,852,281)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2011	$(9,793,619)
Increase related to purchase accounting for acquisitions	(4,610,009)
Change in fair value	246,347
Payment of contingent consideration	1,305,000
Balance at December 31, 2011	(12,852,281)
Increase related to purchase accounting for acquisitions	(3,111,914)
Change in fair value	129,944
Payment of contingent consideration	5,170,000
Balance at December 31, 2012	$(10,664,251)

For the year ended December 31, 2012, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI"), Resource Group Associates ("RGA"), Lubenow Logistics LLC ("Lubenow"), Freight Lanes International ("FLI"), DNA Freight Inc. ("DNA"), Nationwide, Advantage, TTS, Purple Plum and Sharp. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the year ended December 31, 2011, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions of FMI, DSI, RGA, Lubenow, FLI, DNA, Nationwide, Advantage and TTS. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the years ended December 31, 2012 and 2011, the Company recognized a benefit of $129,944 and $246,347, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the years ended December 31, 2012 and 2011, the Company paid $5,170,000 and $1,305,000, respectively, in contingent earn-out payments. In 2012, the Company paid the former owners of RGA, DSI, Nationwide, Lubenow, FMI, FLI, Advantage and TTS, $600,000, $1,040,000, $875,000, $280,000, $520,000, 305,000, $925,000 and $625,000, respectively, as certain EBITDA targets set forth in the purchase agreements had been met. In 2011, the Company paid the former owners of RGA, Lubenow, FMI, and FLI, $200,000, $280,000, $520,000 and $305,000, respectively, as the EBITDA targets established in the purchase agreements had been met.

6. Property and Equipment
Property and equipment at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Computer equipment	$6,232,629	$5,061,533
Software, including internal use software	28,299,914	21,213,210
Furniture and fixtures	4,458,853	3,544,054
	38,991,396	29,818,797
Less accumulated depreciation	(25,500,390)	(18,984,271)
	$13,491,006	$10,834,526
Depreciation expense, including amortization of capitalized internal use software, was $6,954,045, $5,864,212 and $5,071,637 for the years ended December 31, 2012, 2011 and 2010, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of December 31, 2010	$32,597,577
Additional purchase price related to the purchase of Mountain Logistics, Inc.	500,000
Goodwill related to the purchase of FLI	99,730
Adjustment to goodwill related to the purchase of DNA	(1,662,914)
Goodwill acquired related to the purchase of Nationwide	2,182,378
Goodwill acquired related to the purchase of Advantage	4,841,311
Goodwill acquired related to the purchase of TTS	2,918,130
Balance as of December 31, 2011	41,476,212
Adjustment to goodwill related to the purchase of Advantage	(192,161)
Adjustment to goodwill related to the purchase of TTS	(97,268)
Goodwill acquired related to the purchase of Purple Plum	1,263,147
Goodwill acquired related to the purchase of Sharp	8,623,973
Balance as of December 31, 2012	$51,073,903

The following is a summary of amortizable intangible assets as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	Weighted- Average Life
Customer relationships	$21,438,979	$12,516,322	8.6 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	21,767,979	12,845,322	8.5 years
Less accumulated amortization	(8,749,057)	(6,563,870)
Intangible assets, net	$13,018,922	$6,281,452

Amortization expense related to intangible assets was $2,185,187, $2,465,624 and $1,854,481 for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

2013	$2,371,676
2014	2,033,737
2015	1,784,218
2016	1,432,832
2017	1,160,975
Thereafter	4,235,484
$13,018,922

Acquisition Related Impairment of Goodwill and Intangible Assets

In connection with the acquisition of Shipper Direct (see Note 4) the Company recorded an impairment charge to goodwill of $1,800,612 and to the acquired customer list intangible assets of $690,000. The Company recorded a total impairment loss of $2,490,612 for the year ended December 31, 2012 which is included in selling, general, and administrative expenses in the consolidated statements of income. The impairment was the result of the discovery of the alleged fraud and

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

misrepresentations in the Asset Purchase Agreement. The Company determined that indicators of impairment existed at the acquisition date and recorded the impairment charges in the third quarter of 2012.

8. Accrued Expenses

The components of accrued expenses at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Accrued compensation	$2,258,566	$1,710,448
Accrued rebates	1,902,436	1,557,081
Deferred rent	1,153,376	706,188
Other	1,689,655	1,221,828
Total accrued expenses	$7,004,033	$5,195,545

9. Line of Credit
In the second quarter of 2012, the Company extended the $10.0 million line of credit with JPMorgan Chase Bank, N.A. which is due to expire on July 31, 2013. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. The line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable each month at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2012, the Company was not in violation of any of these various covenants. No borrowings were outstanding as of December 31, 2012 and 2011.

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
Additionally, the Company entered into various capital leases for the acquisition of office furniture and equipment whereby it can purchase the underlying assets for a nominal amount at the end of the lease term. The cost of the furniture and equipment capitalized in conjunction with these capital leases was $1,234,163 as of December 31, 2012 and 2011. The related accumulated amortization of the furniture capitalized in conjunction with these capital leases was $897,041 and $747,134 as of December 31, 2012 and 2011, respectively. The related amortization expense is included in depreciation and amortization expense on the accompanying statements of income.
During 2012 and 2011, the Company also assumed contractual operating and capital lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2018.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2012, 2011 and 2010, respectively, was $3,026,940, $2,877,540 and $2,449,653, respectively.

Future minimum annual rental payments for the next five years and thereafter, excluding immaterial sublease income, are as follows:

	Capital Leases	Operating Leases
2013	$25,443	$3,173,436
2014	—	2,770,633
2015	—	2,114,029
2016	—	731,831
2017	—	635,671
Thereafter	—	80,216
	25,443	9,505,816
Less amounts representing interest expense	(1,357)	—
	$24,086	$9,505,816

11. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2012 and 2011, the Company recognized an increase of $14,291 and $64,413 in unrecognized tax benefits, respectively. This was included in deferred tax liabilities as of December 31, 2011 and 2010. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company did not record any interest or penalties during 2012, 2011 and 2010.The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at January 1	$157,260	$92,847
Gross increases — current period tax positions	14,291	64,413
Balance at December 31	$171,551	$157,260
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2012 and 2011, respectively, would affect the effective tax rate. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009, 2010 and 2011 which remain subject to examination by major tax jurisdictions.
The provision for income taxes consists of the following components for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Current:
Federal	$7,837,021	$6,073,140	$1,374,945
State	1,138,496	587,391	181,103
Total current	8,975,517	6,660,531	1,556,048
Deferred:
Federal	(1,130,239)	(99,131)	2,928,981
State	(68,435)	51,919	280,134
Total deferred	(1,198,674)	(47,212)	3,209,115
Income tax expense	$7,776,843	$6,613,319	$4,765,163

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010, differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2012	2011	2010
Tax expense at U.S. federal income tax rate	$7,034,390	$6,531,534	$4,478,741
State income taxes, net of federal income tax effect	558,962	429,067	263,123
Nondeductible expenses and other	128,137	87,986	100,694
Effect of state rate change on deferred items	32,714	100,340	(1,327)
Research and development credit	—	(295,091)	—
Unrecognized tax benefits reassessment	14,291	64,413	19,991
Provision to return adjustments	8,349	(304,930)	(96,059)
	$7,776,843	$6,613,319	$4,765,163
At December 31, 2012 and 2011, the Company's deferred tax assets and liabilities consisted of the following:

	2012	2011
Current deferred tax assets:
Reserves and allowances	$1,846,253	$1,731,277
Total current deferred tax assets	1,846,253	1,731,277
Noncurrent deferred tax assets:
Intangible assets	1,027,209	433,899
Stock options	1,647,988	989,885
Research and development credit	(82,570)	(61,015)
Net operating loss carryforward	11,141	18,244
Total noncurrent deferred tax assets	2,603,768	1,381,013
Total deferred tax assets	4,450,021	3,112,290
Total current deferred tax liability:
Prepaid and other expenses	1,801,615	2,654,364
Noncurrent deferred tax liabilities:
Fixed assets	4,564,253	3,437,409
Total deferred tax liabilities	6,365,868	6,091,773
Net deferred tax liability	$(1,915,847)	$(2,979,483)
As of December 31, 2012, the Company has a state net operating loss carryforward of $180,423 that expires in 2021.

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2012, there was no preferred stock outstanding.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the year ended December 31, 2012. Employee stock options totaling 38,556 and 119,500 for 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$12,321,414	$12,048,172	$8,404,638
Denominator:
Denominator for basic earnings per share - weighted-average shares	22,357,046	22,132,355	21,863,045
Effect of dilutive securities:
Employee stock options	541,635	444,119	376,322
Denominator for dilutive earnings per share	22,898,681	22,576,474	22,239,367
Basic net income per common share	$0.55	$0.54	$0.38
Diluted net income per common share	$0.54	$0.53	$0.38

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan (the 2008 Plan). Upon adoption, the 2005 Stock Option Plan was merged into the 2008 Plan and ceased to separately exist. Outstanding awards under the Stock Option Plan are now subject to the 2008 Plan and no additional awards may be made under the Stock Option Plan on or after the effective date of the 2008 Plan. A total of 1,400,000 shares of common stock have been reserved for issuance under the 2008 Plan. The 2008 Plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the vesting period. As specified in the 2008 Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the 2008 Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the 2008 Plan, two types of stock incentives have been issued: stock option awards and restricted stock awards. During 2012, the Company did not grant any stock options. In 2011, the Company granted 189,806 options to certain employees at exercise prices ranging from $11.78 to $15.42, of which 33,556 will vest ratably over 3 years, 3,000 options will vest over a 12 month period, and the remaining 153,250 options will vest ratably over 5 years. In 2012, the Company awarded 474,487 shares of restricted stock to certain employees and directors of which 30,487 will vest ratably over 3 years, 275,000 shares will vest ratably over 4 years and 169,000 will vest ratably over 5 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.49 to $18.86. In 2011, the Company awarded 189,250 shares of restricted stock to certain employees that vest ratably over a 5-year period based on their continued employment. There was $8,914,519 and $4,336,834 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2012 and 2011, respectively. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock Option Awards

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $953,327 and $1,086,524 in compensation expense with corresponding tax benefits of $371,798 and $423,744 for stock option awards for the years ended December 31, 2012 and 2011, respectively.

The following assumptions were utilized in the valuation for options granted in 2011. There were no options granted during 2012.

	2011	2010
Dividend yield	—	—
Risk-free interest rate	1.98% - 3.37%	1.77% - 3.05%
Weighted-average expected life	7.3 years	7.4 years
Volatility	35.0% - 35.2%	36.0%
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,662,900	$6.84	7.9	$9,721,099
Granted	545,000	11.56
Exercised	(275,191)	5.23		$1,872,797
Forfeited or canceled	(288,236)	10.11
Outstanding at December 31, 2010	1,644,473	8.10	7.9	$7,383,305
Granted	189,806	12.61
Exercised	(109,007)	6.85		$1,013,290
Forfeited or canceled	(124,666)	9.81
Outstanding at December 31, 2011	1,600,606	8.56	6.9	$12,152,215
Granted	—	—
Exercised	(287,855)	5.97		$3,455,275
Forfeited or canceled	(69,125)	11.25
Outstanding at December 31, 2012	1,243,626	$9.01	6.02	$11,145,479
Options vested and exercisable at December 31, 2012	971,020	$8.25	5.59	$9,435,144
The following table provides information about stock options granted and vested in the years ended December 31:

	2012	2011	2010
Options granted:
Range of exercise prices per share of options granted	—	$ 11.78 - 15.42	$ 11.31 - 13.00
Options vested/exercisable:
Grant date fair value of options vested	$2,860,267	$2,007,126	$1,703,505
Aggregate intrinsic value of options vested and exercisable at end of period	$9,435,144	$9,273,186	$5,840,320
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2012, 2011 and 2010, respectively. These amounts change based on the fair market value of the Company's stock, which was $17.97, $16.15 and $12.04, on the last business day of the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average grant-date fair market value for 2011 option grants was $5.57.

Restricted Stock Awards
In 2012, we awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed ratably over the vesting period of the award. The following table summarizes these nonvested restricted share grants as of December 31, 2012:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Number of Restricted Shares
Nonvested at December 31, 2011:	189,250
Granted	474,487
Vested	(37,850)
Forfeitures	(40,255)
Nonvested at December 31, 2012	585,632

In 2012 and 2011, the Company recorded $1,772,914 and $257,228 in compensation expense with corresponding tax benefits of $691,436 and $100,319 for restricted stock awards, respectively.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the year ended December 31, 2012, the Company contributed $148,789. For the years ended December 31, 2011 and 2010, the Company did not make any contributions to the plan.

16. Significant Customer Concentration
For the years ended December 31, 2012, 2011 and 2010, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. (InnerWorkings), a publicly-traded company that provides print procurement services. InnerWorkings was one of the Company's stockholders.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $10,467,421, $8,769,861 and $6,828,067 for the years ended December 31, 2012, 2011 and 2010, respectively, from InnerWorkings. In 2010, the Company also had a rebate program in place with InnerWorkings in association with the transportation and logistics services provided. The rebate agreement was terminated in the fourth quarter of 2010. InnerWorkings also provides an immaterial amount of print procurement services to the Company.

As of December 31, 2012 and December 31, 2011, the Company had a net receivable due from InnerWorkings of $2,583,949 and $1,800,181, respectively. The Company had accounts payable of $53,347 and $148,443 due to InnerWorkings as of December 31, 2012 and December 31, 2011, respectively, as a result of the print procurement services provided by InnerWorkings.

Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, is a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

In 2012, the Company entered into an agreement with Groupon, Inc. ("Groupon") to provide transportation and supply chain management services for Groupon Goods. One of the Company's directors, Bradley A. Keywell, is a member of Groupon's Board of Directors and has an indirect ownership interest in Groupon. As a result of the agreement, the Company provides services related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. The Company recognized revenue from Groupon Goods of $1,930,689 for the year ended December 31, 2012.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Revenue	$168,569,105	$185,230,701	$192,737,761	$211,150,018
Net revenue	32,669,778	34,800,104	36,592,522	39,062,744
Net income	3,311,790	3,402,834	2,286,306	3,320,484
Net income per share:
Basic	$0.15	$0.15	$0.10	$0.15
Diluted	$0.15	$0.15	$0.10	$0.14
	Year Ended December 31, 2011
	First Quarter(4)	Second Quarter	Third Quarter(5)	Fourth Quarter(6)
Revenue	$129,445,571	$151,504,471	$158,956,001	$162,857,428
Net revenue	25,525,955	29,286,557	30,619,404	31,784,713
Net income	2,241,399	2,895,314	3,379,501	3,531,958
Net income per share:
Basic	$0.10	$0.13	$0.15	$0.16
Diluted	$0.10	$0.13	$0.15	$0.16
____________________

(1)	The Company acquired Purple Plum Logistics, LLC in May 2012 and the financial results of this acquisition are included in the consolidated financial statements beginning May 31, 2012.

(2)
The Company acquired Shipper Direct Logistics, Inc. in July 2012 and the financial results of this acquisition are included in the consolidated financial statements beginning July 1, 2012. For the three months ended September 30, 2012, the Company recorded an acquisition related impairment loss of $2,490,612 which consists of an impairment charge relating to the acquisition of the assets of Shipper Direct.

(3)	The Company acquired Sharp Freight Systems, Inc. in October 2012 and the financial results of the acquisition are included in the consolidated financial statements beginning October 1, 2012.

(4)	The Company acquired Nationwide Traffic Services, LLC in January 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning January 1, 2011.

(5)	The Company acquired Advantage Transport, Inc. in July 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning July 1, 2011.

(6)	The Company acquired Trailer Transport Systems in December 2011 and the financial results of this acquisition are included in the consolidated financial statements beginning December 1, 2011.

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

As discussed in Note 4, effective July 1, 2012 the Company acquired the assets of Shipper Direct, a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement to be voided. However, the Company received only $1,779,554. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On February 1, 2013, the Company filed a response to the founders' complaint. The founders filed a rebuttal on February 18, 2013. The Company filed a surreply to the founders' rebuttal on March 8, 2013. The Company believes the allegations in the founders' complaint and rebuttal are without merit. In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2.5 million.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial position or results of operations.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2012	2011	2010
Allowance for doubtful accounts:
Balance at beginning of year	$3,017,742	$2,786,776	$1,323,916
Provision, charged to expense	2,114,360	1,536,496	2,388,059
Write-offs, less recoveries	(2,386,683)	(1,305,530)	(925,199)
Balance at end of year	2,745,419	3,017,742	2,786,776

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting.
In connection with our December 31, 2012 financial statement close process, we concluded there is a material weakness in the design and operating effectiveness of our internal control over the process to identify potential indicators of impairment and to measure potential impairment of long-lived assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness occurred because we did not fully evaluate all indicators of potential impairment in a timely manner, and did not perform a complete analysis to measure potential impairment. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional steps to remediate the underlying causes of the material weakness, primarily through enhanced processes and the hiring of a third-party valuation firm.
In consideration of the material weakness described above, we performed additional analysis and other procedures in our December 31, 2012 financial statement close process to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition,results of operations, changes in stockholders' equity and cash flows for the periods presented.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that there was a material weakness in our internal controls over the process to identify potential indicators of impairment and to measure potential impairment of long-lived assets, if needed, as of December 31, 2012. As required under this Item 9A, management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
Plan Category

	Number of Securities to be(a) Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,243,626	$9.01	1,460,614	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	1,243,626	$9.01	1,460,614
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 or an amendment to this Form 10-K filed within such 120-day period.

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Director	March 14, 2013
Douglas R. Waggoner

/s/ DAVID B. MENZEL	Chief Financial Officer (principal accounting and financial officer)	March 14, 2013
David B. Menzel

/s/ SAMUEL K. SKINNER	Chairman of the Board	March 14, 2013
Samuel K. Skinner

/s/ JOHN R. WALTER	Director	March 14, 2013
John R. Walter

/s/ JOHN F. SANDNER	Director	March 14, 2013
John F. Sandner

/s/ DAVID HABIGER	Director	March 14, 2013
David Habiger

/s/ BRADLEY A. KEYWELL	Director	March 14, 2013
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	March 14, 2013
Matthew W. Ferguson

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Investor Rights Agreement effective as of June 7, 2006 by and among Echo Global Logistics, Inc. and certain investors set forth therein.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(1)†	Amended and Restated Employment Agreement, dated as of March 21, 2012, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of March 21, 2012, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Employment Agreement, dated as of September 24, 2009, by and between Echo Global Logistics, Inc. and David Rowe.

10.7	(1)	Form of Indemnification Agreement.

10.10	(1)
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

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2012 and 2011; (ii) consolidated statements of income for each of the three years in the period ended December 31, 2012; (iii) consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2012; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2012; and (iv) notes to the consolidated financial statements.

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 27, 2012.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.