Form 10-Q
period 2013-03-31
Echo Global Logistics, Inc.
filed 2013-05-03
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

        As of May 2, 2013, the Registrant had 23,312,031 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE	$203,977,378	$168,569,105

COSTS AND EXPENSES:
Transportation costs	165,526,099	135,899,327
Selling, general, and administrative expenses	31,007,144	25,283,944
Depreciation and amortization	2,595,311	2,029,277
INCOME FROM OPERATIONS	4,848,824	5,356,557
Interest income	—	2,578
Interest expense	(717)	(3,808)
Other expense	(93,499)	(108,406)
OTHER EXPENSE, NET	(94,216)	(109,636)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,754,608	5,246,921
INCOME TAX EXPENSE	(1,777,976)	(1,935,131)
NET INCOME	$2,976,632	$3,311,790
Basic net income per share	$0.13	$0.15
Diluted net income per share	$0.13	$0.15
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,082,128	$41,780,984
Accounts receivable, net of allowance for doubtful accounts of $2,722,436 and $2,745,419 at March 31, 2013 and December 31, 2012, respectively	106,140,286	96,623,553
Income taxes receivable	1,293,374	703,590
Prepaid expenses	1,888,349	2,491,955
Deferred income taxes	659,151	—
Other current assets	137,874	139,419
Total current assets	154,201,162	141,739,501
Property and equipment, net	14,699,630	13,491,006
Intangible assets:
Goodwill	51,496,416	51,073,903
Intangible assets, net of accumulated amortization of $9,347,494 and $8,749,057 at March 31, 2013 and December 31, 2012, respectively	12,420,485	13,018,922
Other assets	134,732	159,732
Total assets	$232,952,425	$219,483,064
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$67,448,800	$58,889,437
Current maturities of capital lease obligations	16,322	24,086
Due to seller-short term	5,678,478	5,070,612
Accrued expenses	5,851,417	7,004,033
Deferred income taxes	—	13,602
Total current liabilities	78,995,017	71,001,770
Due to seller-long term	5,744,468	5,593,639
Deferred income taxes	2,984,673	1,902,245
Total liabilities	87,724,158	78,497,654
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,843,739 and 22,694,836 shares were issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,285	2,270
Additional paid-in capital	104,056,026	102,789,816
Retained earnings	41,169,956	38,193,324
Total stockholders' equity	145,228,267	140,985,410
Total liabilities and stockholders' equity	$232,952,425	$219,483,064
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$2,976,632	$3,311,790
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	374,700	174,713
Noncash stock compensation expense	1,071,938	973,122
Increase (decrease) in contingent consideration due to seller	758,695	(327,571)
Depreciation and amortization	2,595,311	2,029,277
Change in assets, net of acquisitions:
Accounts receivable	(7,280,834)	56,654
Taxes (payable) receivable	(589,784)	1,335,475
Prepaid expenses and other assets	648,288	536,768
Change in liabilities, net of acquisitions:
Accounts payable	6,841,258	(3,403,276)
Accrued expenses and other	(1,152,824)	(261,835)
Net cash provided by operating activities	6,243,380	4,425,117
Investing activities
Purchases of property and equipment	(2,205,498)	(2,189,822)
Payments for acquisitions, net of cash acquired	(1,958,236)	—
Net cash used in investing activities	(4,163,734)	(2,189,822)
Financing activities
Principal payments on capital lease obligations	(7,764)	(60,964)
Tax benefit of stock options exercised	315,657	76,627
Payment of contingent consideration	—	(1,157,500)
Issuance of shares, net of issuance costs	648,140	117,409
Employee tax withholdings related to net share settlements of equity-based awards	(734,535)	—
Net cash used in (provided by) financing activities	221,498	(1,024,428)
Increase in cash and cash equivalents	2,301,144	1,210,867
Cash and cash equivalents, beginning of period	41,780,984	47,007,309
Cash and cash equivalents, end of period	$44,082,128	$48,218,176
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$720	$3,808
Cash paid during the period for income taxes	1,662,444	335,460
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2013
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2012	22,694,836	$2,270	$102,789,816	$38,193,324	$140,985,410
Share compensation expense	—	—	1,071,938	—	1,071,938
Exercise of stock options	66,440	7	648,133	—	648,140
Common stock issued for vested restricted stock	121,336	12	(12)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(38,873)	(4)	(734,531)	—	(734,535)
Tax benefit from exercise of stock options	—	—	280,682	—	280,682
Net income	—	—	—	2,976,632	2,976,632
Balance at March 31, 2013	22,843,739	$2,285	$104,056,026	$41,169,956	$145,228,267

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the full year of 2013. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance which requires disclosure information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.

3. Acquisitions

2013 Acquisitions

Open Mile, Inc.

Effective March 11, 2013, the Company acquired Open Mile, Inc. ("Open Mile"), a truckload transportation brokerage with offices in Boston, Massachusetts, and the results of Open Mile have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Open Mile for $2,025,000 in cash. There is no contingent consideration associated with the purchase of Open Mile. As a result of the acquisition, the Company recorded $426,328 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

4. Fair Value Measurement

The Company applies ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820") for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily consist of financial liabilities primarily related to contingent earn-out payments of $11,422,946. The potential earnout payments and performance measures are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2013 and December 31, 2012:

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(11,422,946)	$—	$—	$(11,422,946)

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(10,664,251)	$—	$—	$(10,664,251)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

Due to Seller
Balance at December 31, 2012	$(10,664,251)
Change in fair value	(758,695)
Balance at March 31, 2013	$(11,422,946)

For the three month period ended March 31, 2013, the Company recorded an adjustment to each of the ten remaining contingent consideration obligations related to our acquisitions. The adjustments were the result of adjusting for the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earnout payments related to the purchases of these businesses.

For the three month periods ended March 31, 2013 and 2012, the Company recognized a charge of $758,695 and a benefit of $327,571, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

In the three month period ended March 31, 2013, the Company did not make any contingent earn-out payments. For the three month period ended March 31, 2012, the Company paid $1,157,500 in contingent earn-out payments. The Company paid the former owners of Resource Group Associates ("RGA"), Distribution Services Inc. ("DSI") and Nationwide Traffic Services, LLC ("Nationwide"), $200,000, $520,000 and $437,500, respectively, as the EBITDA targets set forth in the purchase agreement had been met.

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2012 to March 31, 2013:

Balance as of December 31, 2012	$51,073,903
Adjustment to goodwill related to the purchase of Sharp	(3,815)
Goodwill acquired related to the purchase of Open Mile	426,328
Balance as of March 31, 2013	$51,496,416

The following is a summary of amortizable intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	Weighted- Average Life
Customer relationships	$21,438,979	$21,438,979	8.6 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	21,767,979	21,767,979	8.5 years
Less accumulated amortization	(9,347,494)	(8,749,057)
Intangible assets, net	$12,420,485	$13,018,922

Amortization expense related to intangible assets was $598,437 and $471,819 for the three months ended March 31, 2013 and 2012, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2013	$1,773,238
2014	2,033,737
2015	1,784,219
2016	1,432,832
2017	1,160,975
Thereafter	4,235,484
$12,420,485

6. Accrued Expenses

The components of accrued expenses at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Accrued compensation	$1,160,293	$2,258,566
Accrued rebates	1,854,422	1,902,436
Deferred rent	1,140,863	1,153,376
Other	1,695,839	1,689,655
Total accrued expenses	$5,851,417	$7,004,033

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Income before provision for income taxes	$4,754,608	$5,246,921
Income tax expense	(1,777,976)	(1,935,131)
Effective tax rate	37.4%	36.9%

The increase in our effective tax rate was primarily due to slightly higher state rates and a geographic shift in our business due to acquisitions that reside in higher tax states.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2013 and 2012. The computation of basic and diluted earnings per common share

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$2,976,632	$3,311,790
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,796,476	22,182,106
Effect of dilutive securities:
Employee stock options	443,696	602,420
Denominator for dilutive earnings per share	23,240,172	22,784,526
Basic net income per common share	$0.13	$0.15
Diluted net income per common share	$0.13	$0.15

9. Stock-Based Compensation Plans

The Company recorded $1,071,938 and $973,122 in compensation expense related to stock-based compensation, with corresponding tax benefits of $418,056 and $379,517 for the three month periods ended March 31, 2013 and 2012, respectively. During the three month periods ended March 31, 2013 and 2012, the Company did not grant any stock options. The Company granted 101,457 and 404,487 shares of restricted stock during the three month periods ended March 31, 2013 and March 31, 2012, respectively, to various employees. In 2013, the Company initiated a performance stock incentive plan for certain executives that is based on specific financial performance measurements. The Company granted 38,701 shares of performance stock during the three month period ended March 31, 2013.

10. Related Parties

Certain stockholders of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $3,449,494 and $2,905,884 for the three month periods ended March 31, 2013 and 2012, respectively, from InnerWorkings. InnerWorkings also provides an immaterial amount of print procurement services to the Company.

As of March 31, 2013 and December 31, 2012, the Company had net receivables due from InnerWorkings of $2,390,701 and $2,583,949, respectively. The Company had accounts payable of $25,544 and $53,347 due to InnerWorkings as of March 31, 2013 and December 31, 2012, respectively, as a result of the print procurement services provided by InnerWorkings.

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

In July 2012, the Company acquired the assets of Shipper Direct, a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement to

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

be voided. However, the Company received only $1,779,554. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

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

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt and offer the most efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation across truckload ("TL") and less than truckload ("LTL"), and we also offer inter-modal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, Enterprise and Transactional. We typically enter into multi-year contracts with our Enterprise clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of income data:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$203,977	$168,569
Transportation costs	165,526	135,899
Net revenue	38,451	32,670
Operating expenses:
Commissions	9,943	9,465
Selling, general and administrative expenses	20,305	16,147
Contingent consideration expense	759	(328)
Depreciation and amortization	2,595	2,029
Total operating expenses	33,602	27,313
Income from operations	4,849	5,357
Other expense	(94)	(110)
Income before provision for income taxes	4,755	5,247
Income tax expense	(1,778)	(1,935)
Net income	$2,977	$3,312
Net income per share of common stock:
Basic	$0.13	$0.15
Diluted	$0.13	$0.15
Shares used in per share calculations:
Basic	22,796	22,182
Diluted	23,240	22,785

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $204.0 million and $168.6 million for the three month periods ended March 31, 2013 and 2012, respectively, a period-over-period increase of 21.0%.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. For the three month period ended March 31, 2013, we entered into contracts with seven new Enterprise clients. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the three month periods ended March 31, 2013 and 2012, Enterprise clients accounted for 30% and 31%, respectively, of our revenue and Transactional clients accounted for 70% and 69%, respectively, of our revenue. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2013, LTL accounted for 42% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 8% of our revenue and other transportation modes accounted for 2% of our revenue. For the three month period ended March 31, 2012, LTL accounted for 46% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 4% of our revenue and other transportation accounted for 2% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Therefore, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the three month periods ended March 31, 2013 and 2012, our net revenue was $38.5 million and $32.7 million, respectively, reflecting an increase of 17.7%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which they have primary responsibility. For the three month periods ended March 31, 2013 and 2012, commission expense was 25.9% and 29.0%, respectively, of our net revenue. The decrease is due to a change with specific commission plans that became effective January 1, 2013. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the three month periods ended March 31, 2013 and 2012, our selling, general and administrative expenses were $20.3 million and $16.1 million, respectively. For the three month periods ended March 31, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenue were 52.8% and 49.4%, respectively.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the three month periods ended March 31, 2013 and 2012, we recorded a charge of $0.8 million and a benefit $0.3 million, respectively, related to fair value adjustments to contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. For the three month periods ended March 31, 2013 and 2012, depreciation expense was $2.0 million and $1.5 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including client relationships, trade names and non-compete agreements. For the three month periods ended March 31, 2013 and 2012, amortization expense was $0.6 million and $0.5 million, respectively.

Comparison of three months ended March 31, 2013 and 2012

Revenue

Our revenue increased by $35.4 million, or 21.0%, to $204.0 million for the three month period ended March 31, 2013, from $168.6 million for the three month period ended March 31, 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this first quarter increase was $20.3 million of additional revenue generated in 2013 from acquisitions completed after the first quarter of 2012.

Our revenue from Enterprise clients increased by $8.2 million, or 15.5%, to $60.9 million for the three month period ended March 31, 2013, from $52.7 million for the three month period ended March 31, 2012, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue for the period ended March 31, 2013 from 31% for the period ended March 31, 2012 due to an increase in revenue per Transactional account for the three month period ended March 31, 2013 compared to the same period 2012.

Our revenue from Transactional clients increased by $27.2 million, or 23.5%, to $143.1 million for the three month period ended March 31, 2013, from $115.9 million for the three month period ended March 31, 2012. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the three month period ended March 31, 2013, from 69% of our revenue for the three month period ended March 31, 2012. During 2012, we made investments in our training program that exposed new hires to both our operational and sales departments. As a result, we noted increased sales representative productivity as tenured sales representatives could further penetrate accounts with increased operational support and experience. This was further evidenced by the fact that the number of shipments per Transactional client increased over the same period in 2012. Our revenue per Transactional client increased by approximately 31.8% for the three month period ended March 31, 2013 compared to the same period in 2012.

Transportation costs

Our transportation costs increased by $29.6 million, or 21.8%, to $165.5 million for the three month period ended March 31, 2013, from $135.9 million for the three month period ended March 31, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.1% for the three month period ended March 31, 2013 from 80.6% for the three month period ended March 31, 2012 due to a decreased number of LTL shipments in the composition of our sales volume. Also included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed after the first quarter of 2012.

Net revenue

Net revenue increased by $5.8 million, or 17.7%, to $38.5 million for the three month period ended March 31, 2013, from $32.7 million for the three month period ended March 31, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.9% for the three month period ended March 31, 2013, from 19.4% for the three month period ended March 31, 2012. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in the three month period ended March 31, 2013 when compared to the same period 2012. Conversely, the decrease in net revenue percentage was attributable to the higher percentage of TL and intermodal revenue as a percentage of total revenue in the three month period ended March 31, 2013 when compared to the same period 2012.

Operating expenses

Commission expense increased by $0.4 million, or 5.1%, to $9.9 million for the three month period ended March 31, 2013, from $9.5 million for the three month period ended March 31, 2012. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $4.2 million, or 25.8%, to $20.3 million for the three month period ended March 31, 2013, from $16.1 million for the three month period ended March 31, 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses increased to 52.8% for the three month period ended March 31, 2013, from 49.4% for the three month period ended March 31, 2012. The increase, as a percentage of net revenue, is primarily attributable to increases in expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net increase and net decrease to our contingent consideration obligation for the three month periods ended March 31, 2013 and 2012, respectively. The resulting loss recognized in our consolidated statement of income from the change in the contingent consideration obligation is $0.8 million for the three month period ended March 31, 2013 compared to a benefit of $0.3 million for the three month period ended March 31, 2012. For the three month period ended March 31, 2013, the loss primarily related to increases in the contingent liability due to greater probability of acquisitions achieving the EBITDA earn-out targets and the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of March 31, 2013. For the three month period ended March 31, 2012, the benefit was primarily related to increases in the contingent liability due to Lubenow Logistics, LLC, a 2010 acquisition, and Freight Management Inc., a 2009 acquisition, of $0.1 million and $0.1 million, respectively, and a decrease in the contingent liability due to DNA Freight Inc, a 2010 acquisition, of $0.4 million. These adjustments were the result of changes to the forecasted financial performance of each acquired business.

Depreciation and amortization

Depreciation expense increased by $0.5 million, or 29.9%, to $2.0 million for the three month period ended March 31, 2013, from $1.5 million for the three month period ended March 31, 2012. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense increased by $0.1 million, or 26.8%, to $0.6 million for the three month period ended March 31, 2013, from $0.5 million for the three month period ended March 31, 2012. The increase in amortization expense is the result of additional amortization expense of intangible assets acquired after March 31, 2012.

Income from operations

Income from operations decreased by $0.6 million, or 9.5%, to $4.8 million for the three month period ended March 31, 2013, from $5.4 million for the three month period ended March 31, 2012. The decrease in income from operations is attributable to the loss related to the change in contingent consideration which is discussed above.

Other expense and income tax expense

Other expense remained relatively consistent decreasing to $94.2 thousand for the three month period ended March 31, 2013, from $109.6 thousand for the three month period ended March 31, 2012.

Income tax expense decreased to $1.8 million for the three month period ended March 31, 2013, from $1.9 million for the three month period ended March 31, 2012. Our effective tax rate for the three month period ended March 31, 2013 increased to 37.4% as compared to 36.9% for the three month period ended March 31, 2012.

Net Income

Net income decreased by $0.3 million, or 10.1%, to $3.0 million for the three month period ended March 31, 2013, from $3.3 million for the three month period ended March 31, 2012 related to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2013, we had $44.1 million in cash and cash equivalents, $75.2 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2013.

Cash provided by operating activities

For the three month period ended March 31, 2013, $6.2 million of cash was provided by operating activities, representing an increase of $1.8 million compared to the three month period ended March 31, 2012. For the three month period ended March 31, 2013, we generated $7.8 million in cash from net income, adjusted for non-cash operating items as compared to $6.2 million for the three month period ended March 31, 2012. For the three month periods ended March 31, 2013 and 2012, cash flow generation was offset by $1.5 million and $1.7 million, respectively, in changes to net working capital due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $4.2 million and $2.2 million during the three month periods ended March 31, 2013 and 2012, respectively. For the three month period ended March 31, 2013, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and the acquisition of Open Mile. For the three month period ended March 31, 2012, the primary investing activity was related to the procurement of computer hardware and software, and the internal development of computer software.

Cash provided by (used in) financing activities

During the three month period ended March 31, 2013, net cash provided by financing activities was $0.2 million compared to cash used in financing activities of $1.0 million for the three month period ended March 31, 2012. This was primarily attributable to the exercise of employee stock options for the three month period ended March 31, 2013, offset by the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. For the three month period ended March 31, 2012, the cash used in financing activities was primarily related to the exercise of employee stock options offset by contingent consideration payments of $1.2 million.

Credit facility

As of March 31, 2013, we had no amounts outstanding on our $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2013. Any outstanding borrowings are collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 2.25%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2013, we were not in violation of any of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $5.1 million of potential earn-out payments for the remainder of 2013 due in connection with our acquisitions. We currently expect to use up to $8.8 million for capital expenditures for the remainder of 2013. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance which requires disclosure information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We pass through increases in fuel prices to our clients. As a result, we believe that there is no material risk exposure to us to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate or LIBOR plus 2.25%. Assuming the $10.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $100,000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure to us.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2013 and 2012.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Previously Reported Material Weakness in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting for the December 31, 2012 reporting period, we identified a material weakness in our internal control over financial reporting as of September 30, 2012 related to deficiencies in the process of evaluating indicators of impairment of our intangible assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have subsequently developed and implemented formal policies around identifying indicators of impairment and formalized steps for impairment testing once indicators are identified and concluded that the material weakness has been remediated.

As a result of the material weakness in internal control over financial reporting described above, we amended and restated our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2012.

For additional information regarding the restatements of these financial results and the material weakness identified by management, see “Item 4. Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2012, filed on March 6, 2013 with the Securities and Exchange Commission.

Changes in internal control over financial reporting

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our Company's insurance and risk management programs or may result in claims or adjustments with our carriers.

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

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	May 3, 2013		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	May 3, 2013		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.