Form 10-Q
period 2013-06-30
Echo Global Logistics, Inc.
filed 2013-08-02
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

        As of August 1, 2013, the Registrant had 23,488,285 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE	$224,050,929	$185,230,701	$428,028,307	$353,799,806

COSTS AND EXPENSES:
Transportation costs	184,390,955	150,430,597	349,917,054	286,329,924
Selling, general, and administrative expenses	30,280,576	27,062,901	61,287,720	52,346,845
Depreciation and amortization	2,612,468	2,186,376	5,207,779	4,215,653
INCOME FROM OPERATIONS	6,766,930	5,550,827	11,615,754	10,907,384
Interest income	—	272	—	2,850
Interest expense	(455)	(2,746)	(1,172)	(6,554)
Other expense	(106,275)	(125,864)	(199,774)	(234,270)
OTHER EXPENSE, NET	(106,730)	(128,338)	(200,946)	(237,974)
INCOME BEFORE PROVISION FOR INCOME TAXES	6,660,200	5,422,489	11,414,808	10,669,410
INCOME TAX EXPENSE	(2,537,583)	(2,019,655)	(4,315,559)	(3,954,786)
NET INCOME	$4,122,617	$3,402,834	$7,099,249	$6,714,624
Basic net income per share	$0.18	$0.15	$0.31	$0.30
Diluted net income per share	$0.18	$0.15	$0.30	$0.29
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,893,227	$41,780,984
Accounts receivable, net of allowance for doubtful accounts of $2,735,506 and $2,745,419 at June 30, 2013 and December 31, 2012, respectively	112,490,210	96,623,553
Income taxes receivable	1,615,832	703,590
Prepaid expenses	1,436,310	2,491,955
Deferred income taxes	751,682	—
Other current assets	137,874	139,419
Total current assets	163,325,135	141,739,501
Property and equipment, net	14,757,600	13,491,006
Intangible assets:
Goodwill	51,497,750	51,073,903
Intangible assets, net of accumulated amortization of $9,947,757 and $8,749,057 at June 30, 2013 and December 31, 2012, respectively	11,820,222	13,018,922
Other assets	221,420	159,732
Total assets	$241,622,127	$219,483,064
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$70,642,002	$58,889,437
Current maturities of capital lease obligations	8,296	24,086
Due to seller-short term	5,080,454	5,070,612
Accrued expenses	6,394,835	7,004,033
Deferred income taxes	—	13,602
Total current liabilities	82,125,587	71,001,770
Due to seller-long term	5,717,740	5,593,639
Deferred income taxes	3,154,386	1,902,245
Total liabilities	90,997,713	78,497,654
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,881,239 and 22,694,836 shares were issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,288	2,270
Additional paid-in capital	105,329,553	102,789,816
Retained earnings	45,292,573	38,193,324
Total stockholders' equity	150,624,414	140,985,410
Total liabilities and stockholders' equity	$241,622,127	$219,483,064
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$7,099,249	$6,714,624
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	446,947	444,245
Noncash stock compensation expense	1,866,590	1,538,803
Increase (decrease) in contingent consideration due to seller	413,943	(445,592)
Depreciation and amortization	5,207,779	4,215,653
Change in assets, net of acquisitions:
Accounts receivable	(13,630,758)	(10,990,798)
Taxes receivable	(912,242)	(242,473)
Prepaid expenses and other assets	1,013,639	1,093,106
Change in liabilities, net of acquisitions:
Accounts payable	10,033,126	2,529,114
Accrued expenses and other	(609,406)	792,256
Net cash provided by operating activities	10,928,867	5,648,938
Investing activities
Purchases of property and equipment	(4,275,673)	(4,288,087)
Payments for acquisitions, net of cash acquired	(1,958,236)	(957,243)
Net cash used in investing activities	(6,233,909)	(5,245,330)
Financing activities
Principal payments on capital lease obligations	(15,790)	(113,754)
Tax benefit of stock options exercised	417,721	434,299
Payment of contingent consideration	(280,000)	(1,437,500)
Issuance of shares, net of issuance costs	1,029,889	1,233,502
Employee tax withholdings related to net share settlements of equity-based awards	(734,535)	(186,875)
Net cash used in (provided by) financing activities	417,285	(70,328)
Increase in cash and cash equivalents	5,112,243	333,280
Cash and cash equivalents, beginning of period	41,780,984	47,007,309
Cash and cash equivalents, end of period	$46,893,227	$47,340,589
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,172	$6,554
Cash paid during the period for income taxes	4,348,944	3,458,960
Non-cash financing activity
Due to seller	—	631,914
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2013
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2012	22,694,836	$2,270	$102,789,816	$38,193,324	$140,985,410
Share compensation expense	—	—	1,866,590	—	1,866,590
Exercise of stock options	103,940	10	1,029,879	—	1,029,889
Common stock issued for vested restricted stock	121,336	12	(12)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(38,873)	(4)	(734,531)	—	(734,535)
Tax benefit from exercise of stock options	—	—	377,811	—	377,811
Net income	—	—	—	7,099,249	7,099,249
Balance at June 30, 2013	22,881,239	$2,288	$105,329,553	$45,292,573	$150,624,414

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results expected for the full year of 2013. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

3. Acquisitions

2013 Acquisitions

Open Mile, Inc.

Effective March 11, 2013, the Company acquired Open Mile, Inc. ("Open Mile"), a truckload transportation brokerage with offices in Boston, Massachusetts, and the results of Open Mile have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Open Mile for $2,025,000 in cash. There is no contingent consideration associated with the purchase of Open Mile. As a result of the acquisition, the Company recorded $427,662 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

4. Fair Value Measurement

The Company applies ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820") for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily consist of financial liabilities primarily related to contingent earn-out payments of $10,798,194. The potential earnout payments and performance measures are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the contingent consideration obligation include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The probability of paying the contingent consideration ranges from 5% to 55%, with discount rates used in determining the fair value of the contingent consideration ranging between 6% and 15%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2013 and December 31, 2012:

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(10,798,194)	$—	$—	$(10,798,194)

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(10,664,251)	$—	$—	$(10,664,251)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2012	$(10,664,251)
Change in fair value	(413,943)
Payment of contingent consideration	280,000
Balance at June 30, 2013	$(10,798,194)

For the six month period ended June 30, 2013, the Company recorded an adjustment to each of the ten remaining contingent consideration obligations related to our acquisitions. The adjustments were the result of adjusting for the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earnout payments related to the purchases of these businesses.

For the six month periods ended June 30, 2013 and 2012, the Company recognized a charge of $413,943 and a benefit of $445,592, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

In the six month period ended June 30, 2013, the Company paid $280,000 in a contingent earn-out payment to the former owners of Lubenow Logistics LLC ("Lubenow") as the EBITDA targets set forth in the purchase agreement had been met. For the six month period ended June 30, 2012, the Company paid $1,437,500 in contingent earn-out payments. The Company paid the former owners of Resource Group Associates ("RGA"), Distribution Services Inc. ("DSI"), Nationwide Traffic Services, LLC ("Nationwide") and Lubenow $200,000, $520,000, $437,500 and $280,000, respectively, as the EBITDA targets set forth in the purchase agreement had been met.

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2012 to June 30, 2013:

Balance as of December 31, 2012	$51,073,903
Adjustment to goodwill related to prior acquisitions	(3,815)
Goodwill acquired related to the purchase of Open Mile	427,662
Balance as of June 30, 2013	$51,497,750

The following is a summary of amortizable intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	Weighted- Average Life
Customer relationships	$21,438,979	$21,438,979	8.6 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	21,767,979	21,767,979	8.5 years
Less accumulated amortization	(9,947,757)	(8,749,057)
Intangible assets, net	$11,820,222	$13,018,922

Amortization expense related to intangible assets was $1,198,700 and $982,847 for the six months ended June 30, 2013 and 2012, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2013	$1,172,975
2014	2,033,737
2015	1,784,218
2016	1,432,832
2017	1,160,975
Thereafter	4,235,485
$11,820,222

6. Accrued Expenses

The components of accrued expenses at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Accrued compensation	$1,336,979	$2,258,566
Accrued rebates	2,151,781	1,902,436
Deferred rent	1,119,821	1,153,376
Other	1,786,254	1,689,655
Total accrued expenses	$6,394,835	$7,004,033

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before provision for income taxes	$6,660,200	$5,422,489	$11,414,808	$10,669,410
Income tax expense	(2,537,583)	(2,019,655)	(4,315,559)	(3,954,786)
Effective tax rate	38.1%	37.2%	37.8%	37.1%

The increase in our effective tax rate was primarily due to slightly higher state rates and a geographic shift in our business due to acquisitions that reside in higher tax jurisdictions.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the six month periods ended June 30, 2013 and 2012. The computation of basic and diluted earnings per common share for

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$4,122,617	$3,402,834	$7,099,249	$6,714,624
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,857,339	22,223,451	22,826,908	22,202,778
Effect of dilutive securities:
Employee stock options	498,714	532,455	471,205	567,438
Denominator for dilutive earnings per share	23,356,053	22,755,906	23,298,113	22,770,216
Basic net income per common share	$0.18	$0.15	$0.31	$0.30
Diluted net income per common share	$0.18	$0.15	$0.30	$0.29

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $794,652 and $1,866,590 in compensation expense related to stock-based compensation, with corresponding tax benefits of $309,914 and $727,970 for the three and six month periods ended June 30, 2013, respectively. For the three and six month periods ended June 30, 2012, the Company recorded $565,681 and $1,538,803 in compensation expense with corresponding tax benefits of $220,616 and $600,133, respectively. For the six month period ended June 30, 2013, the Company granted 3,000 options to one employee. During the six month period ended June 30, 2012, the Company did not grant any stock options. The Company granted 119,363 and 404,487 shares of restricted stock during the six month periods ended June 30, 2013 and June 30, 2012, respectively, to various employees. In 2013, the Company initiated a performance stock incentive plan for certain executives that is based on specific financial performance measurements. The Company granted 38,701 shares of performance stock during the six month period ended June 30, 2013.

The following assumptions were utilized in the valuation for options granted during the six months ended June 30, 2013. There were no options granted during the six month period ended June 30, 2012.

Six Months Ended June 30,
2013
Dividend Yield	—
Risk-free interest rate	1.7%
Weighted-average expected life	5.5 years
Volatility	35.0%

10. Related Parties

Certain stockholders of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $2,844,220 and $6,293,715 for the three and six month periods ended June 30, 2013, respectively, from InnerWorkings. For the three and six months ended June 30, 2012, the Company recognized revenue of $2,959,917 and $5,865,801, respectively, from Innerworkings. InnerWorkings also provides an immaterial amount of print procurement services to the Company.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012

As of June 30, 2013 and December 31, 2012, the Company had net receivables due from InnerWorkings of $2,170,628 and $2,583,949, respectively. The Company had accounts payable of $28,077 and $53,347 due to InnerWorkings as of June 30, 2013 and December 31, 2012, respectively, as a result of the print procurement services provided by InnerWorkings.

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

Results of Operations

The following table represents certain statement of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$224,051	$185,231	$428,028	$353,800
Transportation costs	184,391	150,431	349,917	286,330
Net revenue	39,660	34,800	78,111	67,470
Operating expenses:
Commissions	9,991	9,947	19,934	19,412
Selling, general and administrative expenses	20,634	17,234	40,940	33,381
Contingent consideration expense	(345)	(118)	414	(446)
Depreciation and amortization	2,612	2,186	5,207	4,216
Total operating expenses	32,892	29,249	66,495	56,563
Income from operations	6,768	5,551	11,616	10,907
Other expense	(107)	(128)	(201)	(237)
Income before provision for income taxes	6,661	5,423	11,415	10,670
Income tax expense	(2,538)	(2,020)	(4,316)	(3,955)
Net income	$4,123	$3,403	$7,099	$6,715
Net income per share of common stock:
Basic	$0.18	$0.15	$0.31	$0.30
Diluted	$0.18	$0.15	$0.30	$0.29
Shares used in per share calculations:
Basic	22,857	22,223	22,827	22,203
Diluted	23,356	22,756	23,298	22,770

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $428.0 million and $353.8 million for the six month periods ended June 30, 2013 and 2012, respectively, a period-over-period increase of 21.0%.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. For the six month period ended June 30, 2013, we entered into contracts with fourteen new Enterprise clients. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the six month periods ended June 30, 2013 and 2012, Enterprise clients accounted for 30% and 31%, respectively, of our revenue and Transactional clients accounted for 70% and 69%, respectively, of our revenue. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six month period ended June 30, 2013, LTL accounted for 42% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 4% of our revenue, inter-modal accounted for 8% of our revenue and other transportation modes accounted for 2% of our revenue. For the six month period ended June 30, 2012, LTL accounted for 46% of our revenue, TL accounted for 43% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 4% of our revenue and other transportation accounted for 2% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Therefore, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the six month periods ended June 30, 2013 and 2012, our net revenue was $78.1 million and $67.5 million, respectively, reflecting an increase of 15.8%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six month periods ended June 30, 2013 and 2012, commission expense was 25.5% and 28.8%, respectively, of our net revenue. The decrease is due to a change with specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenues originating from sales employees and agents. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the six month periods ended June 30, 2013 and 2012, our selling, general and administrative expenses were $40.9 million and $33.4 million, respectively. For the six month periods ended June 30, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenue were 52.4% and 49.5%, respectively.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the six month periods ended June 30, 2013 and 2012, we recorded a charge of $0.4 million and a benefit $0.4 million, respectively, related to fair value adjustments to contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. For the six month periods ended June 30, 2013 and 2012, depreciation expense was $4.0 million and $3.2 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. For the six month periods ended June 30, 2013 and 2012, amortization expense was $1.2 million and $1.0 million, respectively.

Comparison of six months ended June 30, 2013 and 2012

Revenue

Our revenue increased by $74.2 million, or 21.0%, to $428.0 million for the six month period ended June 30, 2013, from $353.8 million for the six month period ended June 30, 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $41.1 million of additional revenue generated in 2013 from the acquisitions of Purple Plum Logistics LLC ("Purple Plum"), Sharp Freight Systems, Inc. ("Sharp") and Open Mile, Inc. ("Open Mile").

Our revenue from Enterprise clients increased by $17.5 million, or 16.0%, to $127.0 million for the six month period ended June 30, 2013, from $109.5 million for the six month period ended June 30, 2012, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue for the six month period ended June 30, 2013 from 31% for the six month period ended June 30, 2012 due to an increase in revenue per Transactional account for the six month period ended June 30, 2013 compared to the same period 2012.

Our revenue from Transactional clients increased by $56.7 million, or 23.2%, to $301.0 million for the six month period ended June 30, 2013, from $244.3 million for the six month period ended June 30, 2012. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the six month period ended June 30, 2013, from 69% of our revenue for the six month period ended June 30, 2012. During 2012, we made investments in our training program that exposed new hires to both our operational and sales departments. As a result, we noted increased sales representative productivity evidenced by an increase in the revenue and number of shipments per Transactional client over the same period in 2012. Our revenue per Transactional client increased by approximately 27.6% for the six month period ended June 30, 2013 compared to the same period in 2012.

Transportation costs

Our transportation costs increased by $63.6 million, or 22.2%, to $349.9 million for the six month period ended June 30, 2013, from $286.3 million for the six month period ended June 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.8% for the six month period ended June 30, 2013 from 80.9% for the six month period ended June 30, 2012 due to a decreased number of LTL shipments in the composition of our sales volume. Also included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed after the second quarter of 2012.

Net revenue

Net revenue increased by $10.6 million, or 15.8%, to $78.1 million for the six month period ended June 30, 2013, from $67.5 million for the six month period ended June 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.2% for the six month period ended June 30, 2013, from 19.1% for the six month period ended June 30, 2012. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in the six month period ended June 30, 2013 when compared to the same period 2012. TL and intermodal revenue, which usually earn less net revenue margin percentage, increased significantly as a percentage of total revenue in the six month period ended June 30, 2013 when compared to the same period in 2012.

Operating expenses

Commission expense increased by $0.5 million, or 2.7%, to $19.9 million for the six month period ended June 30, 2013, from $19.4 million for the six month period ended June 30, 2012. This increase is primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $7.5 million, or 22.6%, to $40.9 million for the six month period ended June 30, 2013, from $33.4 million for the six month period ended June 30, 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses increased to 52.4% for the six month period ended June 30, 2013, from 49.5% for the six month period ended June 30, 2012. The increase, as a percentage of net revenue, is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net increase and net decrease to our contingent consideration obligation for the six month periods ended June 30, 2013 and 2012, respectively. The resulting loss recognized in our consolidated statement of income from the change in the contingent consideration obligation is $0.4 million for the six month period ended June 30, 2013 compared to a benefit of $0.4 million for the six month period ended June 30, 2012. For the six month period ended June 30, 2013, the loss primarily related to increases in the contingent liability due to greater probability of acquisitions achieving the EBITDA earn-out targets and the time value of money. These increases were offset by a $0.7 million decrease in the contingent consideration related to our Sharp acquisition. As of June 30, 2013, Sharp is not expected to achieve its full first year EBITDA performance measures set forth in the asset purchase agreement. The measurement date for the first year measurement is September 30, 2013. As a result, the value of the first and second year earn-out payments were reduced to reflect the likelihood that future EBITDA earn-out targets will be achieved. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2013. For the six month period ended June 30, 2012, the benefit was primarily related to a decrease in the contingent liability due to DNA Freight Inc. ("DNA"), a 2010 acquisition, of $0.7 million offset by increases in the contingent liability due to other acquisitions totaling approximately $0.3 million in aggregate. These adjustments were the result of changes to the forecasted financial performance of each acquired business.

Depreciation and amortization

Depreciation expense increased by $0.8 million, or 24.0%, to $4.0 million for the six month period ended June 30, 2013, from $3.2 million for the six month period ended June 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.2 million, or 22.0%, to $1.2 million for the six month period ended June 30, 2013, from $1.0 million for the six month period ended June 30, 2012. The increase in amortization expense is the result of additional amortization expense on intangible assets acquired after June 30, 2012.

Income from operations

Income from operations increased by $0.7 million, or 6.5%, to $11.6 million for the six month period ended June 30, 2013, from $10.9 million for the six month period ended June 30, 2012. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained relatively consistent decreasing to $0.20 million for the six month period ended June 30, 2013, from $0.24 million for the six month period ended June 30, 2012.

Income tax expense increased to $4.3 million for the six month period ended June 30, 2013, from $4.0 million for the six month period ended June 30, 2012. Our effective tax rate for the six month period ended June 30, 2013 increased to 37.8% as compared to 37.1% for the six month period ended June 30, 2012, primarily due to slightly higher state rates and a geographic shift in our business due to acquisitions that reside in higher tax jurisdictions.

Net Income

Net income increased by $0.4 million, or 5.7%, to $7.1 million for the six month period ended June 30, 2013, from $6.7 million for the six month period ended June 30, 2012 related to the items previously discussed.

Comparison of three months ended June 30, 2013 and 2012

Revenue

Our revenue increased by $38.9 million, or 21.0%, to $224.1 million for the three month period ended June 30, 2013, from $185.2 million for the three month period ended June 30, 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $20.9 million of additional revenue generated in 2013 from the acquisitions of Purple Plum, Sharp and Open Mile.

Our revenue from Enterprise clients increased by $9.3 million, or 16.5%, to $66.1 million for the three month period ended June 30, 2013, from $56.8 million for the three month period ended June 30, 2012, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue for the period ended June 30, 2013 from 31% for the period ended June 30, 2012 due to an increase in revenue per Transactional account for the three month period ended June 30, 2013 compared to the same period 2012.

Our revenue from Transactional clients increased by $29.6 million, or 23.0%, to $158.0 million for the three month period ended June 30, 2013, from $128.4 million for the three month period ended June 30, 2012. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the three month period ended June 30, 2013, from 69% of our revenue for the three month period ended June 30, 2012. During 2012, we made investments in our training program that exposed new hires to both our operational and sales departments. As a result, we noted increased sales representative productivity as tenured sales representatives could further penetrate accounts with increased operational support and experience. This was further evidenced by the fact that the number of shipments per Transactional client increased over the same period in 2012. Our revenue per Transactional client increased by approximately 23.0% for the three month period ended June 30, 2013 compared to the same period in 2012.

Transportation costs

Our transportation costs increased by $34.0 million, or 22.6%, to $184.4 million for the three month period ended June 30, 2013, from $150.4 million for the three month period ended June 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.3% for the three month period ended June 30, 2013 from 81.2% for the three month period ended June 30, 2012 due to a decreased number of LTL shipments in the composition of our sales volume. Also included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed after the second quarter of 2012.

Net revenue

Net revenue increased by $4.9 million, or 14.0%, to $39.7 million for the three month period ended June 30, 2013, from $34.8 million for the three month period ended June 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.7% for the three month period ended June 30, 2013, from 18.8% for the three month period ended June 30, 2012. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in the three month period ended June 30, 2013 when compared to the same period 2012. Conversely, the decrease in net revenue percentage was attributable to the higher percentage of TL and intermodal revenue as a percentage of total revenue in the three month period ended June 30, 2013 when compared to the same period 2012.

Operating expenses

Commission expense increased by $0.1 million, or 0.4%, to $10.0 million for the three month period ended June 30, 2013, from $9.9 million for the three month period ended June 30, 2012. This increase is primarily attributable to the increase in net revenue. For the three month periods ended June 30, 2013 and 2012, commission expense was 25.2% and 28.6%, respectively, of our net revenue. This decrease is due to a change with specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenues originating from sales employees and agents.

Selling, general and administrative expenses increased by $3.4 million, or 19.7%, to $20.6 million for the three month period ended June 30, 2013, from $17.2 million for the three month period ended June 30, 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses increased to 52.0% for the three month period ended June 30, 2013, from 49.5% for the three month period ended June 30, 2012. The increase, as a percentage of net revenue, is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net decrease to our contingent consideration obligation for the three month periods ended June 30, 2013 and 2012. The resulting benefit recognized in our consolidated statement of income from the change in the contingent consideration obligation is $0.3 million for the three month period ended June 30, 2013 compared to a benefit of $0.1 million for the three month period ended June 30, 2012. For the three month period ended June 30, 2013, the benefit primarily related to a decrease of $0.8 million in the contingent liability related to our Sharp acquisition. As of June 30, 2013, Sharp is not expected to achieve its full first year EBITDA performance measures set forth in the asset purchase agreement. The measurement date for the first year earn-out is September 30, 2013. As a result, the value of the first and second year earn-out payments were also reduced to reflect the likelihood that future EBITDA earn-out targets will be achieved. This decrease to the Sharp contingent consideration liability was offset by increases in the contingent liabilities of other acquisitions due to an increase in the probability of acquisitions achieving the EBITDA earn-out targets and the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2013. For the three month period ended June 30, 2012, the benefit was primarily related to a decrease in the contingent liability due to DNA, a 2010 acquisition, of $0.3 million offset by increases in the contingent liability due to other acquisitions. These adjustments were the result of changes to the forecasted financial performance of each acquired business.

Depreciation and amortization

Depreciation expense increased by $0.3 million, or 20.1%, to $2.0 million for the three month period ended June 30, 2013, from $1.7 million for the three month period ended June 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.1 million, or 17.5%, to $0.6 million for the three month period ended June 30, 2013, from $0.5 million for the three month period ended June 30, 2012. The increase in amortization expense is the result of additional amortization expense of intangible assets acquired after June 30, 2012.

Income from operations

Income from operations increased by $1.2 million, or 21.9%, to $6.8 million for the three month period ended June 30, 2013, from $5.6 million for the three month period ended June 30, 2012. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained relatively consistent decreasing to $106.7 thousand for the three month period ended June 30, 2013, from $128.3 thousand for the three month period ended June 30, 2012.

Income tax expense increased to $2.5 million for the three month period ended June 30, 2013, from $2.0 million for the three month period ended June 30, 2012. Our effective tax rate for the three month period ended June 30, 2013 increased to 38.1% as compared to 37.2% for the three month period ended June 30, 2012, primarily due to slightly higher state rates and a geographic shift in our business due to acquisitions that reside in higher tax jurisdictions.

Net Income

Net income increased by $0.7 million, or 21.2%, to $4.1 million for the three month period ended June 30, 2013, from $3.4 million for the three month period ended June 30, 2012 related to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2013, we had $46.9 million in cash and cash equivalents, $81.2 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2014.

Cash provided by operating activities

For the six month period ended June 30, 2013, $10.9 million of cash was provided by operating activities, representing an increase of $5.3 million compared to the six month period ended June 30, 2012. For the six month period ended June 30, 2013, we generated $15.0 million in cash from net income, adjusted for non-cash operating items as compared to $12.5 million for the six month period ended June 30, 2012. For the six month periods ended June 30, 2013 and 2012, cash flow generation was offset by $4.1 million and $6.8 million, respectively, in changes to net working capital primarily due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $6.2 million and $5.2 million during the six month periods ended June 30, 2013 and 2012, respectively. For the six month period ended June 30, 2013, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and the acquisition of Open Mile. For the six month period ended June 30, 2012, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and acquisition related payments.

Cash provided by (used in) financing activities

During the six month period ended June 30, 2013, net cash provided by financing activities was $0.4 million compared to cash used in financing activities of $0.1 million for the six month period ended June 30, 2012. This was primarily attributable to the exercise of employee stock options for the six month period ended June 30, 2013, offset by the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock and contingent consideration payments of $0.3 million. For the six month period ended June 30, 2012, the cash used in financing activities was primarily related to the exercise of employee stock options offset by contingent consideration payments of $1.4 million.

Credit facility

As of June 30, 2013, we had no amounts outstanding on our $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2014. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 1.75%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2013, we were not in violation of any of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $4.8 million of potential earn-out payments for the remainder of 2013 due in connection with our acquisitions. We currently expect to use up to $5.0 million for capital expenditures for the remainder of 2013. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate or LIBOR plus 1.75%. Assuming the $10.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $100,000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure to us.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2013 and 2012.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in internal control over financial reporting

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	August 2, 2013		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	August 2, 2013		/s/ DAVID B. MENZEL
		By:	David B. Menzel Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.