Form 10-Q
period 2013-09-30
Echo Global Logistics, Inc.
filed 2013-11-01
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

        As of October 31, 2013, the Registrant had 23,468,507 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$234,842,526	$192,737,761	$662,870,833	$546,537,567

COSTS AND EXPENSES:
Transportation costs	194,259,277	156,145,239	544,176,331	442,475,163
Selling, general, and administrative expenses	30,810,112	30,468,339	92,097,832	82,815,184
Depreciation and amortization	2,660,755	2,264,608	7,868,534	6,480,261
INCOME FROM OPERATIONS	7,112,382	3,859,575	18,728,136	14,766,959
Interest income	—	—	—	2,850
Interest expense	(185)	(1,736)	(1,357)	(8,290)
Other expense	(75,143)	(120,121)	(274,917)	(354,391)
OTHER EXPENSE, NET	(75,328)	(121,857)	(276,274)	(359,831)
INCOME BEFORE PROVISION FOR INCOME TAXES	7,037,054	3,737,718	18,451,862	14,407,128
INCOME TAX EXPENSE	(2,674,729)	(1,451,412)	(6,990,288)	(5,406,198)
NET INCOME	$4,362,325	$2,286,306	$11,461,574	$9,000,930
Basic net income per share	$0.19	$0.10	$0.50	$0.40
Diluted net income per share	$0.19	$0.10	$0.49	$0.39
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,340,621	$41,780,984
Accounts receivable, net of allowance for doubtful accounts of $2,427,744 and $2,745,419 at September 30, 2013 and December 31, 2012, respectively	114,819,705	96,623,553
Income taxes receivable	—	703,590
Prepaid expenses	233,708	2,491,955
Deferred income taxes	1,291,321	—
Other current assets	116,592	139,419
Total current assets	169,801,947	141,739,501
Property and equipment, net	15,351,597	13,491,006
Intangible assets:
Goodwill	51,650,060	51,073,903
Intangible assets, net of accumulated amortization of $10,539,365 and $8,749,057 at September 30, 2013 and December 31, 2012, respectively	11,228,614	13,018,922
Other assets	230,253	159,732
Total assets	$248,262,471	$219,483,064
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$71,762,231	$58,889,437
Current maturities of capital lease obligations	—	24,086
Due to seller-short term	4,543,455	5,070,612
Accrued expenses	7,576,570	7,004,033
Income tax payable	772,445	—
Deferred income taxes	—	13,602
Total current liabilities	84,654,701	71,001,770
Due to seller-long term	4,535,490	5,593,639
Deferred income taxes	3,260,118	1,902,245
Total liabilities	92,450,309	78,497,654
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,896,849 and 22,694,836 shares were issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,290	2,270
Additional paid-in capital	106,154,974	102,789,816
Retained earnings	49,654,898	38,193,324
Total stockholders' equity	155,812,162	140,985,410
Total liabilities and stockholders' equity	$248,262,471	$219,483,064
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$11,461,574	$9,000,930
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	13,040	(1,292,800)
Noncash stock compensation expense	2,636,317	2,139,513
Increase (decrease) in contingent consideration due to seller	444,694	(443,520)
Depreciation and amortization	7,868,534	6,480,261
Acquisition related impairment loss	—	2,490,612
Change in assets, net of acquisitions:
Accounts receivable	(16,112,563)	(11,339,153)
Taxes receivable	1,476,035	1,386,639
Prepaid expenses and other assets	2,228,690	2,293,511
Change in liabilities, net of acquisitions:
Accounts payable	11,153,355	629,156
Accrued expenses and other	572,329	1,700,556
Net cash provided by operating activities	21,742,005	13,045,705
Investing activities
Purchases of property and equipment	(6,938,817)	(6,833,816)
Payments for acquisitions, net of cash acquired	(1,958,236)	(3,601,483)
Net cash used in investing activities	(8,897,053)	(10,435,299)
Financing activities
Principal payments on capital lease obligations	(24,086)	(155,849)
Tax benefit of stock options exercised	455,553	360,443
Payment of contingent consideration	(2,030,000)	(2,882,500)
Issuance of shares, net of issuance costs	1,121,200	1,420,560
Employee tax withholdings related to net share settlements of equity-based awards	(807,982)	(192,736)
Net cash used in financing activities	(1,285,315)	(1,450,082)
Increase in cash and cash equivalents	11,559,637	1,160,324
Cash and cash equivalents, beginning of period	41,780,984	47,007,309
Cash and cash equivalents, end of period	$53,340,621	$48,167,633
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,357	$8,290
Cash paid during the period for income taxes	5,031,472	5,092,160
Non-cash financing activity
Vesting of restricted shares	—	37,850
Due to seller	—	631,914
See accompanying notes.

Echo Global Logistics, Inc.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2013
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2012	22,694,836	$2,270	$102,789,816	$38,193,324	$140,985,410
Share compensation expense	—	—	2,636,317	—	2,636,317
Exercise of stock options	112,110	11	1,121,189	—	1,121,200
Common stock issued for vested restricted stock	132,436	13	(13)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(42,533)	(4)	(807,978)	—	(807,982)
Tax benefit from exercise of stock options	—	—	415,643	—	415,643
Net income	—	—	—	11,461,574	11,461,574
Balance at September 30, 2013	22,896,849	$2,290	$106,154,974	$49,654,898	$155,812,162

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results expected for the full year of 2013. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, approximate their fair values due to their short term nature. The fair value of the contingent consideration obligation is determined based on the likelihood of contingent earn-out payments.

2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance which requires disclosure information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

3. Acquisitions

2013 Acquisitions

Open Mile, Inc.

Effective March 11, 2013, the Company acquired Open Mile, Inc. ("Open Mile"), a truckload transportation brokerage with offices in Boston, Massachusetts, and the results of Open Mile have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Open Mile for $2,025,000 in cash. There is no contingent consideration associated with the purchase of Open Mile. As a result of the acquisition, the Company recorded $579,972 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

4. Fair Value Measurement

The Company applies ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820") for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial assets primarily consist of financial liabilities primarily related to contingent earn-out payments of $9,078,945. The potential earn-out payments and performance measures are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

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

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2013 and December 31, 2012:

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(9,078,945)	$—	$—	$(9,078,945)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(10,664,251)	$—	$—	$(10,664,251)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2012	$(10,664,251)
Change in fair value	(444,694)
Payment of contingent consideration	2,030,000
Balance at September 30, 2013	$(9,078,945)

For the nine month period ended September 30, 2013, the Company recorded an adjustment to each of the ten remaining contingent consideration obligations related to our acquisitions. The adjustments were the result of adjusting for the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earn-out payments related to the purchases of these businesses.

For the nine month periods ended September 30, 2013 and 2012, the Company recognized a charge of $444,694 and a benefit of $443,520, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the nine month period ended September 30, 2013, the Company paid $2,030,000 in contingent earn-out payments. The Company paid the former owners of Lubenow Logistics LLC ("Lubenow"), Freight Management Inc. ("FMI"), Freight Lanes International Inc. ("FLI") and Advantage Transport, Inc. ("Advantage"), $280,000, $520,000, $305,000 and $925,000, respectively, as the EBITDA targets set forth in the purchase agreement had been met. For the nine month period ended September 30, 2012, the Company paid $2,882,500 in contingent earn-out payments. The Company paid the former owners of Resource Group Associates ("RGA"), Distribution Services Inc. ("DSI"), Nationwide Traffic Services, LLC ("Nationwide"), Lubenow, FMI and Advantage $200,000, $520,000, $437,500, $280,000, $520,000 and $925,000, respectively, as the EBITDA targets set forth in the purchase agreement had been met.

5. Intangible Assets

The following is a roll-forward of goodwill from December 31, 2012 to September 30, 2013:

Balance as of December 31, 2012	$51,073,903
Adjustment to goodwill related to prior acquisitions	(3,815)
Goodwill acquired related to the purchase of Open Mile	579,972
Balance as of September 30, 2013	$51,650,060

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

The following is a summary of amortizable intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	Weighted- Average Life
Customer relationships	$21,438,979	$21,438,979	8.6 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	21,767,979	21,767,979	8.5 years
Less accumulated amortization	(10,539,365)	(8,749,057)
Intangible assets, net	$11,228,614	$13,018,922

Amortization expense related to intangible assets was $1,790,308 and $1,457,316 for the nine months ended September 30, 2013 and 2012, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2013	$581,368
2014	2,033,737
2015	1,784,218
2016	1,432,832
2017	1,160,975
Thereafter	4,235,484
$11,228,614

6. Accrued Expenses

The components of accrued expenses at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Accrued compensation	$1,867,102	$2,258,566
Accrued rebates	2,463,771	1,902,436
Deferred rent	1,825,994	1,153,376
Other	1,419,703	1,689,655
Total accrued expenses	$7,576,570	$7,004,033

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income before provision for income taxes	$7,037,054	$3,737,718	$18,451,862	$14,407,128
Income tax expense	(2,674,729)	(1,451,412)	(6,990,288)	(5,406,198)
Effective tax rate	38.0%	38.8%	37.9%	37.5%

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the nine month periods ended September 30, 2013 and 2012. The computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$4,362,325	$2,286,306	$11,461,574	$9,000,930
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,888,907	22,383,168	22,847,574	22,272,952
Effect of dilutive securities:
Employee stock options	572,050	512,106	504,820	548,994
Denominator for dilutive earnings per share	23,460,957	22,895,274	23,352,394	22,821,946
Basic net income per common share	$0.19	$0.10	$0.50	$0.40
Diluted net income per common share	$0.19	$0.10	$0.49	$0.39

9. Stock-Based Compensation Plans

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $769,727 and $2,636,317 in compensation expense related to stock-based compensation, with corresponding tax benefits of $300,194 and $1,028,164 for the three and nine month periods ended September 30, 2013, respectively. For the three and nine month periods ended September 30, 2012, the Company recorded $600,710 and $2,139,513 in compensation expense with corresponding tax benefits of $234,277 and $834,410, respectively. For the nine month period ended September 30, 2013, the Company granted 3,000 stock options to one employee. During the nine month period ended September 30, 2012, the Company did not grant any stock options. The Company granted 125,863 and 454,487 shares of restricted stock to various employees during the nine month periods ended September 30, 2013 and September 30, 2012, respectively. In 2013, the Company initiated a performance stock incentive plan for certain executives that is based on specific financial performance measurements. The Company granted 34,328 shares of performance stock during the nine month period ended September 30, 2013.

The following assumptions were utilized in the valuation for options granted during the nine months ended September 30, 2013. There were no options granted during the nine month period ended September 30, 2012.

Nine Months Ended September 30,
2013
Dividend Yield	—
Risk-free interest rate	1.7%
Weighted-average expected life	5.5 years
Volatility	35.0%

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

10. Related Parties

Certain stockholders of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $3,702,258 and $9,995,973 for the three and nine month periods ended September 30, 2013, respectively, from InnerWorkings. For the three and nine months ended September 30, 2012, the Company recognized revenue of $2,278,066 and $8,143,867, respectively, from Innerworkings. InnerWorkings also provides an immaterial amount of print procurement services to the Company.

As of September 30, 2013 and December 31, 2012, the Company had net receivables due from InnerWorkings of $2,465,880 and $2,583,949, respectively. The Company had accounts payable of $28,582 and $53,347 due to InnerWorkings as of September 30, 2013 and December 31, 2012, respectively, as a result of the print procurement services provided by InnerWorkings.

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

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in the Company's favor when the founders voluntarily withdrew their complaint.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages in excess of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which they have subsequently attempted to vacate, the resolution of which is still pending.

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

Results of Operations

The following table represents certain statement of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$234,843	$192,738	$662,871	$546,538
Transportation costs	194,259	156,145	544,176	442,475
Net revenue	40,584	36,593	118,695	104,063
Operating expenses:
Commissions	10,188	10,414	30,122	29,826
Selling, general and administrative expenses	20,592	17,562	61,531	50,943
Contingent consideration expense	31	2	445	(444)
Acquisition related impairment loss	—	2,491	—	2,491
Depreciation and amortization	2,661	2,265	7,869	6,480
Total operating expenses	33,472	32,734	99,967	89,296
Income from operations	7,112	3,859	18,728	14,767
Other expense	(75)	(122)	(276)	(360)
Income before provision for income taxes	7,037	3,737	18,452	14,407
Income tax expense	(2,675)	(1,451)	(6,990)	(5,406)
Net income	$4,362	$2,286	$11,462	$9,001
Net income per share of common stock:
Basic	$0.19	$0.10	$0.50	$0.40
Diluted	$0.19	$0.10	$0.49	$0.39
Shares used in per share calculations:
Basic	22,889	22,383	22,848	22,273
Diluted	23,461	22,895	23,352	22,822

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $662.9 million and $546.5 million for the nine month periods ended September 30, 2013 and 2012, respectively, a period-over-period increase of 21.3%.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. For the nine month period ended September 30, 2013, we entered into contracts with twenty-one new Enterprise clients. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the nine month periods ended September 30, 2013 and 2012, Enterprise clients accounted for 30% and 31%, respectively, of our revenue and Transactional clients accounted for 70% and 69%, respectively, of our revenue. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine month period ended September 30, 2013, LTL accounted for 42% of our revenue, TL accounted for 45% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 7% of our revenue and other transportation modes accounted for 1% of our revenue. For the nine month period ended September 30, 2012, LTL accounted for 46% of our revenue, TL accounted for 44% of our revenue, small parcel accounted for 5% of our revenue, inter-modal accounted for 4% of our revenue and other transportation accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Therefore, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the nine month periods ended September 30, 2013 and 2012, our net revenue was $118.7 million and $104.1 million, respectively, reflecting an increase of 14.1%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the nine month periods ended September 30, 2013 and 2012, commission expense was 25.4% and

28.7%, respectively, of our net revenue. The decrease is due to a change with specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenues originating from sales employees and agents. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, changes to contingent consideration and the acquisition related impairment loss, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the nine month periods ended September 30, 2013 and 2012, our selling, general and administrative expenses were $61.5 million and $50.9 million, respectively. For the nine month periods ended September 30, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenue were 51.8% and 49.0%, respectively. The increase is due to additional operating support, investments in our truckload business and the additional expense related to our acquisitions after September 30, 2012.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the nine month periods ended September 30, 2013 and 2012, we recorded a charge of $0.4 million and a benefit $0.4 million, respectively, related to fair value adjustments to contingent consideration.

Our acquisition related impairment loss consists of an impairment charge relating to the acquisition of the assets of Shipper Direct. Please refer to Note 11 for further information regarding the transaction. For the three and nine month periods ended September 30, 2012, we recorded a loss of $2.5 million relating to this impairment charge.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. For the nine month periods ended September 30, 2013 and 2012, depreciation expense was $6.1 million and $5.0 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. For the nine month periods ended September 30, 2013 and 2012, amortization expense was $1.8 million and $1.5 million, respectively.

Comparison of nine months ended September 30, 2013 and 2012

Revenue

Our revenue increased by $116.4 million, or 21.3%, to $662.9 million for the nine month period ended September 30, 2013, from $546.5 million for the nine month period ended September 30, 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $52.2 million of additional revenue generated in 2013 from the acquisitions of Sharp Freight Systems, Inc. ("Sharp") and Open Mile, Inc. ("Open Mile").

Our revenue from Enterprise clients increased by $28.5 million, or 16.8%, to $198.2 million for the nine month period ended September 30, 2013, from $169.7 million for the nine month period ended September 30, 2012, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue for the nine month period ended September 30, 2013 from 31% for the nine month period ended September 30, 2012 due to an increase in revenue per Transactional account for the nine month period ended September 30, 2013 compared to the same period 2012.

Our revenue from Transactional clients increased by $87.9 million, or 23.3%, to $464.7 million for the nine month period ended September 30, 2013, from $376.8 million for the nine month period ended September 30, 2012. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the nine month period ended September 30, 2013, from

69% of our revenue for the nine month period ended September 30, 2012. During 2012, we made investments in our training program that exposed new hires to both our operational and sales departments. As a result, we noted increased sales representative productivity as tenured sales representatives could further penetrate accounts with increased operational support and experience of new hires. This was further evidenced by the fact that the number of shipments per Transactional client and number of shipments per sales representative increased over the same period in 2012. Our revenue per Transactional client increased by approximately 24.0% for the nine month period ended September 30, 2013 compared to the same period in 2012.

Transportation costs

Our transportation costs increased by $101.7 million, or 23.0%, to $544.2 million for the nine month period ended September 30, 2013, from $442.5 million for the nine month period ended September 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.1% for the nine month period ended September 30, 2013 from 81.0% for the nine month period ended September 30, 2012 due to a decreased percentage of LTL shipments in the composition of our sales volume. Also included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed after the third quarter of 2012.

Net revenue

Net revenue increased by $14.6 million, or 14.1%, to $118.7 million for the nine month period ended September 30, 2013, from $104.1 million for the nine month period ended September 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.9% for the nine month period ended September 30, 2013, from 19.0% for the nine month period ended September 30, 2012. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in the nine month period ended September 30, 2013 when compared to the same period 2012. TL and inter-modal revenue, which usually earn less net revenue margin percentage, increased significantly as a percentage of total revenue in the nine month period ended September 30, 2013 when compared to the same period in 2012. The cost of obtaining TL capacity has continued to increase in 2013 with new industry regulations, while demand has not been as strong as expected. This has led to a reduction of net revenue margins in the TL component of our business in 2013.

Operating expenses

Commission expense increased by $0.3 million, or 1.0%, to $30.1 million for the nine month period ended September 30, 2013, from $29.8 million for the nine month period ended September 30, 2012. This increase is primarily attributable to the increase in net revenue. As a percentage of net revenue, the commission percentage of net revenue has decreased from the prior period. This decrease is due to a change with specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenues originating from sales employees and agents.

Selling, general and administrative expenses increased by $10.6 million, or 20.8%, to $61.5 million for the nine month period ended September 30, 2013, from $50.9 million for the nine month period ended September 30, 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses increased to 51.8% for the nine month period ended September 30, 2013, from 49.0% for the nine month period ended September 30, 2012. The increase, as a percentage of net revenue, is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net increase and net decrease to our contingent consideration obligation for the nine month periods ended September 30, 2013 and 2012, respectively. The resulting expense recognized in our consolidated statement of income from the change in the contingent consideration obligation is $0.4 million for the nine month period ended September 30, 2013 compared to a benefit of $0.4 million for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, the expense is due to a $1.2 million increase in the contingent liability, primarily related to the $0.9 million increase in the contingent consideration related to our DNA Freight Inc. ("DNA") acquisition, due to greater probability of acquisitions achieving the EBITDA earn-out targets and the time value of money. This increase was offset by a $0.6 million and $0.2 million decrease in the contingent consideration related to our Sharp and Purple Plum Logistics, LLC ("Purple Plum") acquisitions, respectively. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2013. For the nine month period ended September 30, 2012, the benefit was primarily related to a decrease in the contingent liability due to DNA of $1.0 million offset by increases in the contingent liability due to other acquisitions totaling approximately $0.6 million in aggregate. These adjustments were the result of changes to the forecasted financial performance of each acquired business.

Acquisition related impairment loss

In the nine month period ended September 30, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $1.1 million, or 21.0%, to $6.1 million for the nine month period ended September 30, 2013, from $5.0 million for the nine month period ended September 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.3 million, or 22.8%, to $1.8 million for the nine month period ended September 30, 2013, from $1.5 million for the nine month period ended September 30, 2012. The increase in amortization expense is the result of additional amortization expense on intangible assets acquired after September 30, 2012.

Income from operations

Income from operations increased by $3.9 million, or 26.8%, to $18.7 million for the nine month period ended September 30, 2013, from $14.8 million for the nine month period ended September 30, 2012. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained relatively consistent decreasing to $0.28 million for the nine month period ended September 30, 2013, from $0.36 million for the nine month period ended September 30, 2012.

Income tax expense increased to $7.0 million for the nine month period ended September 30, 2013, from $5.4 million for the nine month period ended September 30, 2012. Our effective tax rate for the nine month period ended September 30, 2013 increased to 37.9% as compared to 37.5% for the nine month period ended September 30, 2012, primarily due to slightly higher state rates and a geographic shift in our business due to acquisitions that reside in higher tax jurisdictions.

Net Income

Net income increased by $2.5 million, or 27.3%, to $11.5 million for the nine month period ended September 30, 2013, from $9.0 million for the nine month period ended September 30, 2012 related to the items previously discussed.

Comparison of three months ended September 30, 2013 and 2012

Revenue

Our revenue increased by $42.1 million, or 21.8%, to $234.8 million for the three month period ended September 30, 2013, from $192.7 million for the three month period ended September 30, 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $18.1 million of additional revenue generated in 2013 from the acquisitions of Sharp and Open Mile.

Our revenue from Enterprise clients increased by $10.9 million, or 18.1%, to $71.1 million for the three month period ended September 30, 2013, from $60.2 million for the three month period ended September 30, 2012, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue for the period ended September 30, 2013 from 31% for the period ended September 30, 2012 due to an increase in revenue per Transactional account for the three month period ended September 30, 2013 compared to the same period 2012.

Our revenue from Transactional clients increased by $31.2 million, or 23.5%, to $163.7 million for the three month period ended September 30, 2013, from $132.5 million for the three month period ended September 30, 2012. Our percentage of revenue from Transactional clients increased to 70% of our revenue for the three month period ended September 30, 2013, from 69% of our revenue for the three month period ended September 30, 2012. During 2012, we made investments in our training program that exposed new hires to both our operational and sales departments. As a result, we noted increased sales representative productivity as tenured sales representatives could further penetrate accounts with increased operational support and experience. This was further evidenced by the fact that the number of shipments per Transactional client and number of shipments per sales representative increased over the same period in 2012. Our revenue per Transactional client increased by approximately 16.9% for the three month period ended September 30, 2013 compared to the same period in 2012.

Transportation costs

Our transportation costs increased by $38.2 million, or 24.4%, to $194.3 million for the three month period ended September 30, 2013, from $156.1 million for the three month period ended September 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.7% for the three month period ended September 30, 2013 from 81.0% for the three month period ended September 30, 2012 due to a decreased percentage of LTL shipments in the composition of our sales volume. Also included in this increase is the related transportation costs associated with the revenue generated from acquisitions completed after the third quarter of 2012.

Net revenue

Net revenue increased by $4.0 million, or 10.9%, to $40.6 million for the three month period ended September 30, 2013, from $36.6 million for the three month period ended September 30, 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.3% for the three month period ended September 30, 2013, from 19.0% for the three month period ended September 30, 2012. The decrease in net revenue margins was primarily the result of a lower percentage of LTL revenue as a percentage of total revenue in the three month period ended September 30, 2013 when compared to the same period 2012. Conversely, the decrease in net revenue percentage was attributable to the higher percentage of TL and inter-modal revenue as a percentage of total revenue in the three month period ended September 30, 2013 when compared to the same period 2012 primarily due to our acquisition of Sharp in the fourth quarter of 2012. The cost of obtaining TL capacity has continued to increase in 2013 with new industry regulations, while demand has not been as strong as expected. This has led to a reduction of net revenue margins in the TL component of our business in 2013.

Operating expenses

Commission expense decreased by $0.2 million, or 2.2%, to $10.2 million for the three month period ended September 30, 2013, from $10.4 million for the three month period ended September 30, 2012. This decrease is primarily attributable to adjustments in commission plans and sales channel mix. For the three month periods ended September 30, 2013 and 2012, commission expense was 25.1% and 28.5%, respectively, of our net revenue. This decrease is due to a change with specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenue originating from sales employees and agents.

Selling, general and administrative expenses increased by $3.0 million, or 17.3%, to $20.6 million for the three month period ended September 30, 2013, from $17.6 million for the three month period ended September 30, 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses increased to 50.7% for the three month period ended September 30, 2013, from 48.0% for the three month period ended September 30, 2012. The increase, as a percentage of net revenue, is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net increase to our contingent consideration obligation for the three month periods ended September 30, 2013 and 2012. The resulting expense recognized in our consolidated statement of income from the change in the contingent consideration obligation is $30.8 thousand for the three month period ended September 30, 2013 compared to a loss of $2.1 thousand for the three month period ended September 30, 2012. For the three month period ended September 30, 2013, the expense primarily related to increases in the contingent liability of $0.2 million due to greater probability of acquisitions achieving the EBITDA earn-out targets and the time value of money. These increases were offset by a $0.2 million decrease in the contingent consideration related to our Purple Plum acquisition. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2013. For the three month period ended September 30, 2012, the expense was primarily related to a decrease in the contingent liability due to DNA, a 2010 acquisition, of $0.3 million offset by increases in the contingent liability due to Advantage of $0.2 million and increases in the contingent liability due to other acquisitions of $0.1 million. These adjustments were the result of changes to the forecasted financial performance of each acquired business.

Acquisition related impairment loss

In the three month period ended September 30, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $0.3 million, or 15.6%, to $2.1 million for the three month period ended September 30, 2013, from $1.8 million for the three month period ended September 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.1 million, or 24.7%, to $0.6 million for the three month period ended September 30, 2013, from $0.5 million for the three month period ended September 30, 2012. The increase in amortization expense is the result of additional amortization expense of intangible assets acquired after September 30, 2012.

Income from operations

Income from operations increased by $3.2 million, or 84.3%, to $7.1 million for the three month period ended September 30, 2013, from $3.9 million for the three month period ended September 30, 2012. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense decreased to $0.08 million for the three month period ended September 30, 2013, from $0.12 million for the three month period ended September 30, 2012.

Income tax expense increased to $2.7 million for the three month period ended September 30, 2013, from $1.5 million for the three month period ended September 30, 2012. Our effective tax rate for the three month period ended September 30, 2013 decreased to 38.0% as compared to 38.8% for the three month period ended September 30, 2012.

Net Income

Net income increased by $2.1 million, or 90.8%, to $4.4 million for the three month period ended September 30, 2013, from $2.3 million for the three month period ended September 30, 2012 related to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2013, we had $53.3 million in cash and cash equivalents, $85.1 million in working capital and $10.0 million available under our credit facility, which matures on July 31, 2014.

Cash provided by operating activities

For the nine month period ended September 30, 2013, $21.7 million of cash was provided by operating activities, representing an increase of $8.7 million compared to the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, we generated $22.4 million in cash from net income, adjusted for non-cash operating items as compared to $18.4 million for the nine month period ended September 30, 2012. For the nine month periods ended

September 30, 2013 and 2012, cash flow generation was offset by $0.7 million and $5.3 million, respectively, in changes to net working capital primarily due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $8.9 million and $10.4 million during the nine month periods ended September 30, 2013 and 2012, respectively. For the nine month period ended September 30, 2013, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and the acquisition of Open Mile. For the nine month period ended September 30, 2012, the primary investing activity was related to the procurement of computer hardware and software, the internal development of computer software and acquisition related payments.

Cash used in financing activities

During the nine month period ended September 30, 2013, net cash used in financing activities was $1.3 million compared to cash used in financing activities of $1.5 million for the nine month period ended September 30, 2012. This was primarily attributable to the exercise of employee stock options for the nine month period ended September 30, 2013, offset by the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock and contingent consideration payments of $2.0 million. For the nine month period ended September 30, 2012, the cash used in financing activities was primarily related to the exercise of employee stock options offset by contingent consideration payments of $2.9 million.

Credit facility

As of September 30, 2013, we had no amounts outstanding on our $10.0 million line of credit with JPMorgan Chase Bank, N.A., which matures on July 31, 2014. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 1.75%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2013, we were in compliance with all of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $2.5 million of potential earn-out payments for the remainder of 2013 due in connection with our acquisitions. We currently expect to use up to $3.0 million for capital expenditures for the remainder of 2013. We expect the use of cash for working capital purposes will be offset by the cash flow generated from operating earnings during this period.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance which requires disclosure information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”)

carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2013 and 2012.

Item 4. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in internal control over financial reporting

Except for the remediation steps to address the material weakness in its internal control over financial reporting described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in the Company's favor when the founders voluntarily withdrew their complaint.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages in excess of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which they have subsequently attempted to vacate, the resolution of which is still pending.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	November 1, 2013		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	November 1, 2013		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iii) consolidated statement of stockholders' equity and (iv) notes to the unaudited consolidated financial statements.