Form 10-K
period 2013-12-31
Echo Global Logistics, Inc.
filed 2014-02-28
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At June 30, 2013, there were 17,625,191 shares of common stock outstanding held by non-affiliates of the registrant with an aggregate market value of (based upon closing price of these shares on the Nasdaq Global Market) $343,514,973.
The number of shares of the registrant's common stock outstanding as of the close of business on February 27, 2014 was 23,493,519.
Documents incorporated by reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such proxy statement is not filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

Part I

Item 1.    Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to "Echo Global Logistics," "Echo," the "Company," "we," "us" or "our" are to Echo Global Logistics, Inc., a Delaware corporation and subsidiaries.
Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E if the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in Part I, Item IA "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Our Company
Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.
The success of our model and its ability to deliver a competitive value proposition to the small and middle market shipper has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown rapidly within this market segment in recent years primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services, the development of a training program that enables better client service and the hiring of additional salespeople. We have also supplemented our organic growth through selective acquisitions.

We were formed as a Delaware limited liability company in January 2005. We converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Upon the completion of our initial public offering, our common stock became listed on the Nasdaq Global Market under the symbol “ECHO.”
Our Clients
We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories: Transactional and Enterprise.
Transactional Clients
We service Transactional clients on a shipment-by-shipment basis. Pricing is often quoted according to pre-existing price agreements maintained with our LTL carriers, or pricing procured in the spot market in the case of TL. It is the objective of our sales representatives to expand client relationships by increasing the shipper's percentage of total freight spend directed to Echo. Transactional clients benefit from their access to our advanced technology, service quality and competitive pricing.
Our revenue from all Transactional clients has increased annually since 2009, totaling $260.9 million in 2010, $409.0 million in 2011, $526.8 million in 2012 and $616.6 million in 2013. Revenue from Transactional clients as a percentage of total revenue was 61% in 2010, 68% in 2011, 70% in 2012 and 70% in 2013.

Enterprise Clients
We typically enter into multi-year contracts with our Enterprise clients, generally with terms of one to three years, to satisfy some, or substantially all, of their transportation management needs. Each Enterprise client is assigned one or more dedicated account executives who are available to work on-site if required by the client.
Dedicated account executives, together with account management and technology staff, form the Solutions and Integration team that initiates the on-boarding process for each new Enterprise client. This team reviews the client's existing business processes, develops a preliminary freight management plan and targets a percentage cost savings achievable for the client over the life of the contract. The team then develops an integration plan that links the client's back office processes to our proprietary technology platform.
The Enterprise relationship is initially predicated on a high level of personalized service, cost savings, and the improved efficiency, transparency and reporting achieved through reliance on our systems. Each client's dedicated account team seeks to become more knowledgeable about the client's supply chain operations through an ongoing series of quarterly business reviews. Through this process, additional opportunities for efficiency gains, operating improvements and hard and soft dollar cost savings are identified and recommended by account managers who generally have significant industry experience.
Enterprise contracts are often on an exclusive basis for a certain transportation mode or point of origin and may apply to one or many modes used by the client. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of an Enterprise client's transportation spend. In our experience, compliance with such provisions varies from client to client and over time. We work with our Enterprise clients and expect them to maintain and improve compliance with any applicable exclusivity provisions.
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
Echo had 229 Enterprise client relationships at December 31, 2013. Our revenue from all Enterprise clients has increased annually since 2009, totaling $165.4 million in 2010, $193.8 million in 2011, $230.9 million in 2012 and $267.6 million in 2013. Revenue from Enterprise clients as a percentage of total revenue was 39% in 2010, 32% in 2011, 30% in 2012 and 30% in 2013.
Our Proprietary Technology
Our technology is fundamental to our operating system and solutions offering. We run our business on a technology platform engineered and built from the ground up and believe its proprietary nature differentiates us from our competition in a number of critical ways. All parties to each transaction (clients, carriers and Echo employees) are unified on a single platform through access portals customized to each party's needs. We believe such integration yields critical synergies throughout our organization as well as with our clients and our carriers. Equally important, internal integration ensures speed and accuracy of data capture, information exchange, shipment execution and back-end reporting capabilities.
We believe our web-based suite of applications connects clients with every function required to run an efficient transportation and logistics program. Transportation solutions developed for Enterprise clients often involve back-end systems integration, and both the solution and the specific integration requirements vary by client. Our proprietary technology platform affords us the flexibility to support the supply chain needs of each client, regardless of specifications of the client's own system.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our web portal ("EchoTrak"), by other computer protocols or by phone. Our system generates price and carrier options for our clients based on either rates pre-negotiated with preferred carriers or historical price and capacity data stored in our system. If a client enters its own shipment, EchoTrak automatically alerts the appropriate account executive. Once the carrier is selected, the client's account executive uses our system to manage all aspects of the shipping process through the life cycle of the shipment. Our clients use our Evolved Transportation Management™ ("ETM") "track and trace" tools to monitor shipment status through EchoTrak.
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities. We believe the agility of our proprietary system is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that mode on an enterprise-wide basis. In 2013, 2012 and 2011, we spent approximately $8.4 million, $7.1 million and $5.8 million, respectively, on the development of our ETM system and related technologies.
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
Our Transportation Solutions
The U.S. market for freight transportation totaled $796 billion at year-end 2013 and is estimated to increase to $1.3 trillion by 2024. Coinciding with the overall expansion of the transportation market is a trend toward globalization and a resulting increase in supply chain complexity. We believe these market forces have produced an increasing demand for outsourced transportation by businesses that possess neither the resources nor the knowledge to optimize their supply chain management systems internally.
We satisfy this market demand by delivering a competitive value proposition that combines advanced technology, excellent client service, competitive pricing and highly customized transportation solutions to businesses seeking external transportation management expertise. As a non-asset-based provider of technology enabled transportation and logistics services, our solutions offerings take many forms, including multi-modal transportation brokerage, logistics services and fee-based usage of our transportation management system ("Flex TMS").
Mode-Specific Offerings
For clients managing their freight on a transactional basis, Echo offers a wide array of shipping options from which to choose:
Truckload.    We provide TL service across all TL segments, including dry van, temperature-controlled and flatbed trucks. Our LaneIQ technology uses our predictive pricing algorithms, industry relationships and historical lane-specific price and capacity data to quickly satisfy our clients' truckload needs.
Less than Truckload.     We maintain relationships with and utilize the vast majority of LTL carriers in the market. Using our innovative RateIQ 2.0 technology, we obtain real-time price and transit time information for every LTL shipment we broker.
Small Parcel.    We provide small parcel services for packages of all sizes. Using our EchoPak technology, we are often able to deliver cost saving opportunities to those clients with significant small parcel freight spend.
Inter-Modal.    Inter-modal transportation is the shipping of freight by multiple modes. We offer inter-modal transportation services for our clients that utilize a combination of truck and rail. Our dedicated inter-modal team can select the combination of truck and rail service that best satisfies each client's individual price and shipment criteria.
Domestic Air and Expedited Services.    We provide domestic air and expedited shipment services for our clients whose delivery requirements cannot be satisfied by traditional over the road service.
International.    For clients seeking the ease of a comprehensive international delivery option, we provide air and ocean transportation services. Dedicated account teams are able to consolidate shipments, coordinate routing, prearrange custom clearance and organize local pick-up and delivery, all in an effort to minimize the time and economic burdens associated with international shipping.
Logistics Services Offering
Many clients prefer a comprehensive and customized freight management solution that maximizes system wide efficiencies as well as hard and soft dollar cost savings. In these instances, the shippers outsource their freight management needs to us. For these shippers, often part of our Enterprise group, we develop a plan involving a wide range of multi-modal freight brokerage services that often includes the redesign and re-engineering of distribution networks that connect a client to its suppliers and customers.
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill audit and payment;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back end reports customized to the internal reporting needs of the business

Flex TMS

Flex TMS is a fee-based "software-as-a-service" transportation management system ("TMS") for shippers with an annual TL spend of approximately $10 million to $30 million. Flex TMS is designed for shippers that maintain their own carrier relationships and contracts but prefer to rely on the Echo ETM system to execute their load tenders and to provide them centralized web-based visibility to their shipments. The Flex TMS solution includes routing guide management, automated load entry, tendering and acceptance and load visibility with customized reporting and analytics, all supported by Echo sales and service personnel.
Our Employees
As of December 31, 2013, Echo had 1,297 employees, of which 825 were sales employees and agents.
Our sales representatives and agents are located in 21 offices nationwide. Sales representatives are employees focused on identifying and growing relationships with shippers (our clients) and carriers. Sales agents work independently or in station offices and tend to be experienced industry sales professionals managing their own client relationships. Both sales employees and sales agents are primarily responsible for managing and servicing the client relationships whose business they secure.
Candidates for employment are identified and screened through traditional means, such as career fairs, search firms, job postings, advertisements in industry publications and referrals. The majority of hires within our sales and service organization are recent college graduates. We invest extensively in their training and ongoing development to ensure their long term success as a part of our organization. Employees who join Echo as a result of an acquisition also participate in training tailored to their needs. We are confident that our employee training and development efforts contribute to longer tenure, increased productivity and a greater commitment to client satisfaction. We consider our employee relations to be good.
Our Carrier Network
In 2013, we continued to enhance our vast carrier network of motor, rail and air freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Because we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
We believe we provide value to our carriers through our proprietary technology, which gives our carriers the flexibility to adjust pricing and freight by lane or season. Our carriers benefit by gaining access to our small and middle market clients and our carrier communication tools, which allow us to match our clients’ freight with our carriers' excess capacity.
We maintain the quality of our carrier network by obtaining documentation from each carrier that ensures the carrier is properly licensed and insured and satisfies our safety requirements. Additionally, we continuously monitor data from our network on capacity, price trends, reliability, quality control standards and overall client service. We believe this quality control program helps to ensure shippers the highest quality service, regardless of the specific carrier selected for an individual shipment.
The carriers in our network range in size from large national trucking companies to the owner-operators of single trucks. We are not dependent on any one carrier, and our largest carriers by TL, LTL, inter-modal and small parcel accounted for less than 0.3%, 7.1%, 2.0% and 3.1%, respectively, of our total transportation costs across all modes of transportation in 2013.
Competition
We operate in the highly competitive and fragmented market for commercial freight transportation and third-party logistics services. Primary competitors to our services include other national non-asset based third-party logistics companies, as well as regional or niche freight brokerages, asset-based carriers offering brokerage and/or logistics services, wholesale inter-modal transportation service providers and rail carriers. In addition, we may from time to time compete against a carrier's internal sales forces or a shipper's internal transportation department. We also buy transportation services from, and sell to, some of the companies with which we compete.
We believe we compete for business on the basis of service, reliability and price. Some of our competitors may have more and larger clients, more resources, and possibly greater expertise in a single transportation mode. We compete successfully with these companies by delivering a multi-modal solution to our target market of small and middle market shippers using advanced technology combined with excellent client service, competitive pricing and highly customized transportation solutions. We have also found that our multi-modal capabilities and service quality make us a carrier of choice for many businesses outside of our niche market.
Our clients may choose not to outsource their transportation business to us in the future by performing formerly outsourced services for themselves, either in-house or through external partnerships or other arrangements. We believe our key advantage over in-house operations is our ability to simplify the transportation process for our clients by delivering volume-based pricing and service superior to what our clients can secure independent of Echo. In short, we provide companies the opportunity to focus on their core operations by providing our transportation buying power and expertise.
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
Our international operations are impacted by a wide variety of U.S. government regulations. These include regulations of the U.S. Department of State, U.S. Department of Commerce and U.S. Department of Treasury. Regulations cover matters such as what commodities may be shipped to what destination and to what end-user, unfair international trade practices and limitations on entities with which we may conduct business.
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
Risk Management and Insurance
If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our client's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss. We mitigate this risk by using our quality program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide to us. In addition, we carry our own insurance to protect us against client claims for damaged shipments in cases where a carrier's coverage may have lapsed.
 We extend credit to certain clients as part of our business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. Our finance department reviews each credit request and considers, among other factors, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that pass our credit review may receive a line of credit or an increase in their existing credit amount. We believe this review and approval process helps mitigate the risk of client defaults on extensions of credit and any related bad debt expense. Additionally, the Company maintains a credit insurance policy for certain accounts.
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
Our Website

Our website is http://www.echo.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the SEC. We make these reports available through our website as soon as reasonably practical after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

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
A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our ten largest clients, collectively, accounted for 17% and 18% of our revenue in 2013 and 2012, respectively. We are likely to continue to experience ongoing customer concentration, particularly if we continue to attract large shippers as clients. It is possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from one or more of our major clients would adversely affect our results of operations.
We have not registered any patents or trademarks on our proprietary technology to date, and our inability to protect our intellectual property rights may impair our competitive position.
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We currently have three registered trademarks to protect our brands. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights; imitating or duplicating our technology, services or methodologies, including ETM; or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, ETM incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We have long selling and implementation cycles to secure a new enterprise contract, which require significant investments of resources.
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
Our Transactional clients, which accounted for approximately 70% of our revenue in both 2013 and 2012, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Enterprise clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract or provide the negotiated level of cost savings, the client can terminate the relationship. Enterprise contracts accounting for 10.9% and 9.2% of our revenue in 2013 are scheduled to expire (subject to possible renewal) in 2014 and 2015, respectively.
The volume and type of services we provide each client may vary from year to year and could be reduced if the client were to change its outsourcing or shipping strategy. Our Enterprise clients generally are not obligated to spend any particular amount with us, although our enterprise contracts are typically exclusive with respect to point of origin or one or more modes of transportation, meaning that the client is obligated to use us if it ships from the point of origin or uses those modes. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of the amount that our Enterprise clients spend on transportation in the applicable mode or modes or from the applicable point of origin. In our experience, compliance with such provisions varies from client to client and over time. Our clients' failure to comply with these exclusivity provisions may adversely affect our revenue.
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
In 2013, we continued to enhance our sizable carrier network of motor, rail and air freight transportation providers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for ETM, which could affect our ability to obtain favorable pricing for our clients.
Our obligation to pay our carriers is not contingent upon receipt of payment from our clients, and we extend credit to certain clients as part of our business model.
In most cases, we take full risk of credit loss for the transportation services we procure from carriers. Our obligation to pay our carriers is not contingent upon receipt of payment from our clients. In 2013 and 2012, our revenue was $884.2 million and $757.7 million, respectively, and our top 10 clients accounted for 17% and 18% of our revenue, respectively. If any of our key clients fail to pay for our services, our profitability would be negatively impacted.
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
We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents or goods carried by these drivers are lost or damaged and the carriers may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees or independent contractors working for carriers or are owner-operators, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. If a shipment is lost or damaged during the delivery process, a client may file a claim for the damaged shipment with us and we will bear the risk of recovering the claim amount from the carrier. If we are unable to recover all or any portion of the claim amount from the carrier, and to the extent each claim exceeds the amount which may be recovered from our own insurance, we may bear the financial loss. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could materially adversely affect our operating results. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability.
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
Since our initial public offering in October 2009 through February 27, 2014, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.04 on November 11, 2010 to a high of $22.47 on August 1, 2013.

Certain factors may continue to cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in market valuations of similar companies;

•	success of competitors' products or services;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us; and

•	changes in general economic, industry and market conditions.
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
As of December 31, 2013, Eric P. Lefkofsky, Richard A. Heise, Jr. and Bradley A. Keywell, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.
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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
Our principal executive offices are located in Chicago, Illinois. As of December 31, 2013, we conducted our business from the following properties, all of which are leased:

Location	Use
Chicago, Illinois	Corporate Headquarters
Park City, Utah	Business Development
Sandy, Utah	Business Development
Vancouver, Washington	Business Development
Little Rock, Arkansas	Business Development
Troy, Michigan	Business Development
Port Sanilac, Michigan	Business Development
Buffalo, Minnesota	Business Development
Coon Rapids, Minnesota	Business Development
Atlanta, Georgia	Business Development
Dallas, Texas	Business Development
Green Bay, Wisconsin	Business Development
Bend, Oregon	Business Development
San Francisco, California	Business Development
Scottsdale, Arizona	Business Development
Rochester, New York	Business Development
Nashville, Tennessee	Business Development
Yorba Linda, California	Business Development
Houston, Texas	Business Development
Long Beach, California	Business Development
Boston, Massachusetts	Business Development

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

Effective July 1, 2012 the Company acquired the assets of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, the Company discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on representations contained in the Asset Purchase Agreement. The Company believes the representations made in the Asset Purchase Agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were terminated as a result, and the Company requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement be voided. However, the Company received only $1,779,554. On September 25, 2012, the sellers asserted indemnification claims against the Company under the indemnification provisions of the Asset Purchase Agreement for $2,400,000, including a claim for the repayment of the $1,779,554 return of purchase price. The Company believes the sellers' indemnification claims are without merit and intends to vigorously defend against any legal action taken by the sellers with respect to their indemnification claims.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in the Company's favor when the founders voluntarily withdrew their complaint.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages in excess of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders have subsequently attempted to vacate, the resolution of which is still pending.

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

2013	High	Low
First Quarter	$22.25	$17.53
Second Quarter	$22.24	$16.99
Third Quarter	$22.65	$18.62
Fourth Quarter	$21.99	$18.11
2012	High	Low
First Quarter	$19.38	$15.43
Second Quarter	$19.25	$15.96
Third Quarter	$19.97	$16.58
Fourth Quarter	$18.50	$15.50
Holders
As of February 28, 2014, there were 17 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
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
We used a portion of these net proceeds to repay all outstanding principal and accrued interest under our line of credit with JPMorgan Chase Bank, N.A., which bore interest at a rate of the prime rate or LIBOR plus 2.25%, and matured on July 31, 2010 (approximately $14.0 million). We used approximately $6.9 million of our net proceeds from the offering to repay all outstanding principal and accrued interest under our term loan payable to EGL Mezzanine LLC, which bore interest at a rate of 13.0% and was set to mature on June 2, 2012, members of which included certain of our directors, officers and stockholders, and which we incurred in connection with our acquisition of RayTrans Distribution Services. In addition to the foregoing purposes, we used approximately $3.5 million of our net proceeds to make required accrued dividend payments to the holders of our Series B and D preferred stock, holders of which included certain of our directors or entities owned or controlled by them.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$884,193	$757,688	$602,764	$426,374	$259,561
Transportation costs	728,544	614,563	485,547	345,209	203,893
Net revenue	155,649	143,125	117,217	81,165	55,668
Operating expenses (income):
Commissions	39,481	40,392	35,872	24,871	15,816
Selling, general and administrative	82,298	70,702	54,327	40,607	29,984
Acquisition related impairment loss	—	2,491	—	—	—
Net change in contingent consideration due to seller	101	(130)	(246)	(4,700)	(983)
Depreciation and amortization	10,565	9,139	8,330	6,926	4,991
Total operating expenses	132,445	122,594	98,283	67,704	49,808
Income from operations	23,204	20,531	18,934	13,461	5,860
Other expense	(356)	(433)	(273)	(291)	(1,275)
Income before income taxes	22,848	20,098	18,661	13,170	4,585
Income tax (expense) benefit	(8,645)	(7,777)	(6,613)	(4,765)	611
Net income	14,203	12,321	12,048	8,405	5,196
Dividends on preferred shares	—	—	—	—	(807)
Net income applicable to common stockholders	$14,203	$12,321	$12,048	$8,405	$4,389
Net income per share of common stock:
Basic	$0.62	$0.55	$0.54	$0.38	$0.30
Diluted	$0.61	$0.54	$0.53	$0.38	$0.29
Shares used in per share calculations:
Basic	22,861	22,357	22,132	21,863	14,703
Diluted	23,404	22,899	22,577	22,239	15,089

	Years ended December 31,
	2013	2012	2011	2010	2009

Other data:
Enterprise clients(1)	229	203	177	148	116
Transactional clients served in period(2)	28,213	27,984	29,155	22,617	15,259
Total clients(3)	28,442	28,187	29,332	22,765	15,375
Employees, agents and independent contractors(4)	1,297	1,364	1,157	908	835
____________________

(1)	Reflects number of Enterprise clients on the last day of the applicable period.

(2) Reflects number of Transactional clients served in the applicable period.
(3) Reflects total number of Enterprise clients determined on the last day of the applicable period and number of Transactional clients served in the applicable period.
(4) Reflects number of employees, agents and independent contractors on the last day of the applicable period.

	As of December 31,
	2013	2012	2011	2010	2009
		(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$52,507	$41,781	$47,007	$43,218	$47,804
Working capital	87,674	71,670	70,111	63,591	65,637
Total assets	245,147	219,483	200,498	161,548	132,675
Total liabilities	85,917	78,498	81,176	56,570	38,885
Cash dividends per common share	—	—	—	—	—
Total stockholders' equity	$159,230	$140,985	$119,322	$104,978	$93,790

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by truckload ("TL") and less than truckload ("LTL") carriers. We also offer inter-modal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.

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

Results of Operations

The following table represents certain statement of operations data:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$884,193	$757,688	$602,764
Transportation costs	728,544	614,563	485,547
Net revenue	155,649	143,125	117,217
Operating expenses:
Commissions	39,481	40,392	35,872
Selling, general and administrative	82,298	70,702	54,327
Acquisition related impairment loss	—	2,491	—
Net change in contingent consideration due to seller	101	(130)	(246)
Depreciation and amortization	10,565	9,139	8,330
Total operating expenses	132,445	122,594	98,283
Income from operations	23,204	20,531	18,934
Other expense	(356)	(433)	(273)
Income before income taxes	22,848	20,098	18,661
Income tax expense	(8,645)	(7,777)	(6,613)
Net income	$14,203	$12,321	$12,048
Net income per share of common stock:
Basic	$0.62	$0.55	$0.54
Diluted	$0.61	$0.54	$0.53
Shares used in per share calculations:
Basic	22,861	22,357	22,132
Diluted	23,404	22,899	22,577

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $884.2 million, $757.7 million and $602.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, reflecting growth rates of 17% and 26%, in 2013 and 2012, respectively, as compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. As of December 31, 2013, we had 229 Enterprise clients, an increase of 26 as compared to December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, Enterprise clients accounted for 30%, 30% and 32% of our revenue, respectively, and Transactional clients accounted for 70%, 70% and 68% of our revenue, respectively. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, inter-modal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue per shipment is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2013, TL accounted for 45% of our revenue, LTL accounted for 41% of our revenue, inter-modal accounted for 7% of our revenue, small parcel accounted for 5% of our revenue and other transportation accounted for 2% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed fee arrangements that represent an insignificant portion of our revenue. Net revenue equals revenue minus transportation costs. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for a LTL shipment than for a TL shipment. Our net revenue margin, however, is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. In 2013, 2012 and 2011, our net revenue was $155.6 million, $143.1 million and $117.2 million, respectively, reflecting growth rates of 9% and 22% in 2013 and 2012, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2013, 2012 and 2011, commission expense was 25.4%, 28.2% and 30.6%, respectively, as a percentage of our net revenue. The decrease is due to a change in specific commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenue originating from sales employees and agents. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

We accrue for commission expense when we recognize the related revenue. Some of our sales personnel receive a monthly advance to provide them with a more consistent income stream. Cash paid to our sales personnel in advance of commissions earned is recorded as a prepaid expense. As our sales personnel earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Prepaid commissions and accrued commissions are presented on a net basis on our balance sheet.

Our selling, general and administrative expenses, which exclude commission expense, changes to contingent consideration and the acquisition related impairment loss in 2012, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. In 2013, 2012 and 2011, our selling, general and administrative expenses were $82.3 million, $70.7 million and $54.3 million, respectively. In 2013, 2012 and 2011, selling, general and administrative expenses as a percentage of net revenue were 52.9%, 49.4% and 46.3%, respectively.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent liability is included in the selling, general and administrative expenses in our consolidated statement of income. In 2013, 2012 and 2011, we recorded a charge of $0.1 million and a benefit of $0.1 million and $0.2 million, respectively, related to fair value adjustments to contingent consideration obligation.

Our acquisition related impairment loss consists of an impairment charge relating to the acquisition of the assets of Shipper Direct in 2012. Please refer to Note 4 of the consolidated financial statements for further information on the transaction. For the year ended December 31, 2012, we recorded a loss of $2.5 million relating to this impairment charge. There were no impairment charges in 2013 or 2011.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. In 2013, 2012 and 2011, depreciation expense was $8.2 million, $7.0 million and $5.9 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. In 2013, 2012 and 2011, amortization expense was $2.4 million, $2.1 million and $2.4 million, respectively.

Critical Accounting Policies
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
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.
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
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment." For goodwill impairment test purposes, the Company is considered one reporting unit. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, noncompete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 9 years, 3 years and 3 years, respectively.
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

Results of Operations
The following table sets forth our consolidated statements of income data for the periods presented in both thousands of dollars and as a percentage of our net revenue:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Consolidated statements of operations data:
Revenue	$884,193	$757,688	$602,764
Transportation costs	728,544	614,563	485,547
Net revenue	155,649	143,125	117,217
Operating expenses (income):
Commissions	39,481	40,392	35,872
Selling, general and administrative expenses	82,298	70,702	54,327
Acquisition related impairment loss	—	2,491	—
Net change in contingent consideration due to seller	101	(130)	(246)
Depreciation and amortization	10,565	9,139	8,330
Total operating expenses	132,445	122,594	98,283
Income from operations	$23,204	$20,531	$18,934
Stated as a percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Commissions	25.4%	28.2%	30.6%
Selling, general and administrative expenses	52.9%	49.4%	46.3%
Acquisition related impairment loss	—%	1.7%	—%
Contingent consideration	—%	(0.1)%	(0.2)%
Depreciation and amortization	6.8%	6.4%	7.1%
Total operating expenses	85.1%	85.6%	83.8%
Income from operations	14.9%	14.3%	16.2%

Comparison of years ended December 31, 2013 and 2012

Revenue

Our revenue increased by $126.5 million, or 16.7%, to $884.2 million in 2013 from $757.7 million in 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $51.1 million of additional revenue generated in 2013 from acquisitions of Sharp Freight Systems ("Sharp") in October 2012 and Open Mile, Inc. ("Open Mile") in March 2013.

Our revenue from Enterprise clients increased by $36.7 million, or 15.9%, to $267.6 million in 2013 from $230.9 million in 2012, resulting from increases in the number of Enterprise clients, shipments executed and transportation rates. Our percentage of revenue from Enterprise clients remained consistent at 30% in 2013 and 2012. As of December 31, 2013, we had 229 Enterprise clients under contract, an increase of 26 compared to 203 Enterprise clients under contract as of December 31, 2012.

Our revenue from Transactional clients increased by $89.8 million, or 17.1%, to $616.6 million in 2013 from $526.8 million in 2012. Our percentage of revenue from Transactional clients remained consistent at 70% in 2013 and 2012. During 2012, we made investments in our training programs that exposed new hires to both operational and sales departments. As a result, we noted increased sales representative productivity, as tenured sales representatives could further penetrate accounts with increased operational support and experience in 2013. This was further evidenced by the fact that the number of shipments per Transactional client and number of shipments per sales representative increased in 2013. Our revenue per Transactional client increased by approximately 17.1% in 2013 as compared to 2012.

Transportation costs

Our transportation costs increased by $113.9 million, or 18.5%, to $728.5 million in 2013 from $614.6 million in 2012. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.4% in 2013 from 81.1% in 2012 due to a decreased percentage of LTL shipments in the composition of our sales volume. Also, included in this increase is the full year impact of transportation costs associated with the revenue generated from acquisitions completed during 2012 and the transportation costs associated with acquisitions completed in 2013.

Net revenue

Net revenue increased by $12.5 million, or 8.8%, to $155.6 million in 2013 from $143.1 million in 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.6% in 2013 from 18.9% in 2012. The decrease in net revenue margins was primarily the result of lower LTL revenue as a percentage of total revenue in 2013 when compared to 2012. TL and inter-modal revenue, which usually earn less net revenue margin, increased significantly as a percentage of total revenue in 2013 when compared to 2012 due to the Sharp acquisition. The cost of obtaining TL capacity has continued to increase in 2013 with new industry regulations, while demand has not been as strong as expected, resulting in prices increasing at a slower rate than costs. This has led to a reduction of net revenue margins in the TL component of our business in 2013.

Operating expenses

Commission expense decreased by $0.9 million, or 2.3%, to $39.5 million in 2013 from $40.4 million in 2012. This decrease is due to a change in certain commission plans that became effective January 1, 2013 and the fluctuation of the composition of our net revenues originating from sales employees and agents.

Selling, general and administrative expenses increased by $11.6 million, or 16.4%, to $82.3 million in 2013 from $70.7 million in 2012. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. Selling, general and administrative expenses as a percentage of net revenue increased to 52.9% in 2013 from 49.4% in 2012. The increase is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration for the years ended December 31, 2013 and 2012 resulted in a net increase and a net decrease in our contingent consideration obligation, respectively. The resulting expense recognized in our consolidated statement of income from the change in contingent consideration obligation is $0.1 million for the year ended December 31, 2013 compared to a benefit of $0.1 million for the year ended December 31, 2012. For the year ended December 31, 2013, the expense is due to a $0.1 million increase in the contingent liability, primarily related to the $0.2 million increase in the 2011 acquisition of Advantage Transport, Inc. ("Advantage") contingent liability, $0.7 million increase in the 2010 acquisition of DNA Freight Inc. ("DNA") contingent liability, offset by a decrease of $0.8 million in the 2012 acquisition of Sharp Freight Systems contingent liability. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquired business. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2013. For the year ended December 31, 2012, the benefit primarily related to the increases in acquisition contingent liabilities totaling approximately $0.8 million, offset by the decrease in the DNA and Purple Plum Logistics, LLC ("Purple Plum") contingent liabilities of $0.9 million. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquisition. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2012.

Acquisition related impairment loss

For the year ended December 31, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct in 2012. There were no acquisition related impairment losses in 2013.

Depreciation and amortization

Depreciation expense increased by $1.2 million, or 17.8%, to $8.2 million in 2013 from $7.0 million in 2012. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.3 million, or 10.6%, to $2.4 million in 2013 from $2.1 million in 2012. The increase in amortization expense is the result of additional amortization expense on intangible assets acquired in the fourth quarter of 2012.

Income from operations

Income from operations increased by $2.7 million, or 13.0%, to $23.2 million in 2013 from $20.5 million in 2012. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses and the acquisition related impairment loss recorded in 2012.

Other expense and income tax expense

Other expense remained relatively consistent, decreasing to $0.36 million in 2013 from $0.43 million in 2012.

Income tax expense increased to $8.6 million in 2013 from $7.8 million in 2012. Our effective tax rate decreased from approximately 38.7% in 2012 to 37.8% in 2013. The decrease in the effective tax rate is primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

Net Income

Net income increased by $1.9 million, or 15.3%, to $14.2 million in 2013 from $12.3 million in 2012 as a result of the items previously discussed.

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

Our revenue from Enterprise clients increased by $37.1 million, or 19.2%, to $230.9 million in 2012 from $193.8 million in 2011, resulting from increases in the number of Enterprise clients, shipments executed and transportation rates. Our percentage of revenue from Enterprise clients decreased to 30% of our revenue in 2012 from 32% in 2011. This was due to an increase in revenue per Transactional account in 2012 compared to 2011. As of December 31, 2012, we had 203 Enterprise clients under contract, an increase of 26 compared to 177 Enterprise clients under contract as of December 31, 2011.

Our revenue from Transactional clients increased by $117.8 million, or 28.8%, to $526.8 million in 2012 from $409.0 million in 2011. Our percentage of revenue from Transactional clients increased to 70% for the year ended December 31, 2012 from 68% for the year ended December 31, 2011. We served approximately 28,500 Transactional clients in 2012, a decrease of approximately 500 compared to the 29,000 Transactional clients served in 2011. The decrease in Transactional clients was primarily due to a renewed focus on further developing existing client relationships. In 2012, we made further investments in our training programs that exposed new hires to both operational and sales departments. As a result, we noted increased sales representative productivity, as tenured sales representatives could further penetrate accounts with increased operational support and experience. This was further evidenced by the fact that the number of shipments per transactional client increased over the same period in 2011. Our revenue per transactional client increased by approximately 23.0% in 2012 as compared to 2011.

Transportation costs

Our transportation costs increased by $129.1 million, or 26.6%, to $614.6 million in 2012 from $485.5 million in 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.1% in 2012 from 80.6% in 2011 due to a decreased number of LTL shipments in the composition of our sales volume. Also included in this increase was the transportation costs associated with the revenue generated from acquisitions completed in 2012 and in the fourth quarter of 2011.

Net revenue

Net revenue increased by $25.9 million, or 22.1%, to $143.1 million in 2012 from $117.2 million in 2011. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.9% in 2012 from 19.4% in 2011. The decrease in net revenue margins was primarily the result of lower LTL revenue as a percentage of total revenue in 2012 when compared to 2011. Conversely, the decrease in net revenue percentage was attributable to higher TL revenue as a percentage of total revenue in 2012 when compared to 2011.

Operating expenses

Commission expense increased by $4.5 million, or 12.6%, to $40.4 million in 2012 from $35.9 million in 2011. This increase was primarily attributable to the increase in net revenue.

Selling, general and administrative expenses increased by $16.4 million, or 30.1%, to $70.7 million in 2012 from $54.3 million in 2011. The increase was primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume. Selling, general and administrative expenses as a percentage of net revenue increased to 49.4% in 2012 from 46.3% in 2011. The increase was primarily attributable to increases in expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration for the years ended December 31, 2012 and 2011 each resulted in a net decrease in our contingent consideration obligation. The benefit recognized in our consolidated statement of income from contingent consideration decreased by $0.1 million, or 47.3%, to $0.1 million for the year ended December 31, 2012 from $0.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, the benefit primarily related to the increases in acquisition contingent liabilities totaling approximately $0.8 million, offset by the decrease in the DNA and Purple Plum contingent liabilities of $0.9 million. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquisition. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2012. For the year ended December 31, 2011, the benefit primarily related to a decrease in the contingent liability due to DNA of $1.7 million offset by increases in the contingent liability due to Freight Management Inc. ("FMI"), Distribution Services Inc. ("DSI"), Lubenow Logistics, LLC ("Lubenow") and Freight Lanes International Inc. ("FLI") of $0.5 million, $0.4 million, $0.2 million and $0.2 million, respectively. These adjustments were the result of financial performance, changes to the forecasted financial performance of each acquisition and an amendment to the terms of the DNA purchase agreement related to contingent consideration.

Acquisition related impairment loss

For the year ended December 31, 2012, we recorded an acquisition related impairment loss of $2.5 million. This acquisition related impairment charge relates to the impairment of goodwill and intangible assets related to the acquisition of the assets of Shipper Direct.

Depreciation and amortization

Depreciation expense increased by $1.1 million, or 18.6%, to $7.0 million in 2012 from $5.9 million in 2011. The increase in depreciation expense was primarily attributable to purchases of computer hardware and software, equipment, furniture and fixtures, and the capitalization of internally developed software. Amortization expense decreased by $0.3 million, or 10.3%, to $2.1 million in 2012 from $2.4 million in 2011. The decrease in amortization expense was the result of certain intangibles becoming fully amortized during the year.

Income from operations

Income from operations increased by $1.6 million, or 8.4%, to $20.5 million in 2012 from $18.9 million in 2011. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses offset by the additional acquisition related impairment loss.

Other expense and income tax expense

Other expense increased by $0.1 million to $0.4 million in 2012 from $0.3 million in 2011.

Income tax expense increased to $7.8 million in 2012 from $6.6 million in 2011. Our effective tax rate increased from approximately 35.4% in 2011 to 38.7% in 2012. The increase in the effective tax rate was primarily due to the timing and reenactment of the research and development tax credit which occurred in December 2011 for the 2011 tax year, but occurred subsequent to December 31, 2012 for the 2012 tax year.

Net Income

Net income increased by $0.3 million, or 2.3%, to $12.3 million in 2012 from $12.0 million in 2011 as a result of the items previously discussed.

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

	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands, except per share data) (unaudited)
Revenue	$221,322	$234,843	$224,051	$203,977	$211,150	$192,738	$185,231	$168,569
Net revenue	36,955	40,583	39,660	38,451	39,063	36,593	34,800	32,670
Operating income	4,476	7,112	6,767	4,849	5,765	3,860	5,551	5,357
Net income	2,741	4,362	4,123	2,977	3,320	2,286	3,403	3,312
Net income per share of common stock:
Basic	$0.12	$0.19	$0.18	$0.13	$0.15	$0.10	$0.15	$0.15
Diluted	$0.12	$0.19	$0.18	$0.13	$0.14	$0.10	$0.15	$0.15

Liquidity and Capital Resources

As of December 31, 2013, we had $52.5 million in cash and cash equivalents, $87.7 million in working capital and $10.0 million available under our credit facility, which expires on July 31, 2014.

Cash provided by operating activities

For the year ended December 31, 2013, $24.8 million of cash was provided by operating activities, representing an increase of $2.0 million compared to the year ended December 31, 2012. In 2013, we generated $28.8 million in cash from net income, adjusted for non-cash operating items, as compared to $25.4 million in 2012 and $21.5 million in 2011. The cash generated from net income was offset by changes to working capital, primarily related to increases in accounts receivable and accounts payable resulting from the growth of our business.

Cash used in investing activities

Cash used in investing activities was $11.2 million and $25.3 million during the years ended December 31, 2013 and 2012, respectively. The primary investing activities during these periods were acquisition related payments, the procurement of computer hardware and software and the internal development of computer software. Our capital expenditures were $9.2 million, $8.9 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, we used approximately $2.0 million on the purchase of Open Mile. In 2012, we used $16.4 million for three acquisitions. In 2011, we used approximately $4.5 million on three acquisitions, and made a $0.5 million earn-out payment to the former owners of Mountain Logistics.

Cash used in financing activities

During the year ended December 31, 2013, net cash used in financing activities was $2.9 million compared to cash used in financing activities of $2.7 million for the year ended December 31, 2012. For 2013, cash used in financing activities was primarily attributable to contingent consideration payments of $3.6 million offset by the exercise of employee stock options. For the year ended December 31, 2012, the cash used in financing activities was primarily attributable to the exercise of employee stock options which was more than offset by a contingent consideration payment of $5.2 million. In 2011, the cash used in financing activities was primarily attributable to the exercise of employee stock options offset by a contingent consideration payment of $1.3 million.

Credit facility

As of December 31, 2013, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2014. Any outstanding borrowings would be collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 1.75%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2013, we were in compliance with all these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $5.8 million of potential earn-out payments in 2014 due in connection with our acquisitions. We currently expect to use up to $15.0 million for capital expenditures by the end of 2014. We expect the use of cash for working capital purposes to be offset by the cash flow generated from operating earnings during this period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations
As of December 31, 2013, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	23,228	4,047	11,119	8,062	—
Contingent consideration obligations(1)	7,150	5,764	1,386	—	—
Total	$30,378	$9,811	$12,505	$8,062	$—
____________________

(1)	Amounts relate to contingent consideration for prior acquisitions.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance which requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2013, 2012 and 2011.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Management’s Assessment of
Internal Control Over Financial Reporting

The Company's management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2013. The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2014

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$52,506,560	$41,780,984
Accounts receivable, net of allowance for doubtful accounts of $1,792,012 and $2,745,419 at December 31, 2013 and 2012, respectively	109,662,529	96,623,553
Income taxes receivable	1,337,180	703,590
Prepaid expenses	2,510,791	2,491,955
Deferred income taxes	943,740	—
Other current assets	121,403	139,419
Total current assets	167,082,203	141,739,501
Property and equipment, net	15,536,831	13,491,006
Intangible assets:
Goodwill	51,650,060	51,073,903
Intangible assets, net of accumulated amortization of $11,120,733 and $8,749,057 at December 31, 2013 and 2012, respectively	10,647,246	13,018,922
Other assets	230,253	159,732
Total assets	$245,146,593	$219,483,064
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$65,322,807	$58,889,437
Current maturities of capital lease obligations	—	24,086
Due to seller-short term	5,763,779	5,070,612
Accrued expenses	8,322,117	6,071,971
Deferred income taxes	—	13,602
Total current liabilities	79,408,703	70,069,708
Due to seller-long term	1,386,653	5,593,639
Other noncurrent liabilities	1,573,780	932,062
Deferred income taxes	3,547,426	1,902,245
Total liabilities	85,916,562	78,497,654
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 22,900,471 and 22,694,836 shares were issued and outstanding at December 31, 2013 and December 31, 2012, respectively	2,291	2,270
Additional paid-in capital	106,831,802	102,789,816
Retained earnings	52,395,938	38,193,324
Total stockholders' equity	159,230,031	140,985,410
Total liabilities and stockholders' equity	$245,146,593	$219,483,064
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011
REVENUE	$884,193,289	$757,687,585	$602,763,471

COSTS AND EXPENSES:
Transportation costs	728,543,525	614,562,437	485,546,842
Selling, general, and administrative expenses	121,881,168	113,454,258	89,952,126
Depreciation and amortization	10,564,657	9,139,232	8,329,836
INCOME FROM OPERATIONS	23,203,939	20,531,658	18,934,667
Interest income	—	2,850	115,749
Interest expense	(1,357)	(9,391)	(21,154)
Other, net	(354,480)	(426,860)	(367,771)
OTHER EXPENSE	(355,837)	(433,401)	(273,176)
INCOME BEFORE PROVISION FOR INCOME TAXES	22,848,102	20,098,257	18,661,491
INCOME TAX EXPENSE	(8,645,488)	(7,776,843)	(6,613,319)
NET INCOME	$14,202,614	$12,321,414	$12,048,172
Basic net income per share	$0.62	$0.55	$0.54
Diluted net income per share	$0.61	$0.54	$0.53
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at January 1, 2011	22,043,850	$2,205	$91,152,070	$13,823,738	$104,978,013
Share compensation expense	—	—	1,343,752	—	1,343,752
Exercise of stock options	112,007	11	797,315	—	797,326
Tax benefit from exercise of stock options	—	—	154,335	—	154,335
Net income	—	—	—	12,048,172	12,048,172
Balance at December 31, 2011	22,155,857	2,216	93,447,472	25,871,910	119,321,598
Share compensation expense	—	—	2,726,241	—	2,726,241
Exercise of stock options	287,855	29	1,717,476	—	1,717,505
Common stock issued for vested restricted stock	37,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,825)	(1)	(193,510)	—	(193,511)
Common shares issued for acquisition	225,099	22	3,999,978	—	4,000,000
Tax benefit from exercise of stock options	—	—	1,092,163	—	1,092,163
Net income	—	—	—	12,321,414	12,321,414
Balance at December 31, 2012	22,694,836	2,270	102,789,816	38,193,324	140,985,410
Share compensation expense	—	—	3,338,678	—	3,338,678
Exercise of stock options	112,990	11	1,130,148	—	1,130,159
Common stock issued for vested restricted stock	136,436	14	(14)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(43,791)	(4)	(832,044)	—	(832,048)
Tax benefit from exercise of stock options	—	—	405,218	—	405,218
Net income	—	—	—	14,202,614	14,202,614
Balance at December 31, 2013	22,900,471	$2,291	$106,831,802	$52,395,938	$159,230,031

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income	$14,202,614	$12,321,414	$12,048,172
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	632,684	(1,198,674)	5,862
Noncash stock compensation expense	3,338,678	2,726,241	1,343,752
Reduction in contingent consideration due to seller	101,181	(129,944)	(246,347)
Acquisition related impairment loss	—	2,490,612	—
Depreciation and amortization	10,564,657	9,139,232	8,329,836
Change in assets, net of acquisitions:
Accounts receivable	(10,955,387)	(1,550,525)	(23,887,014)
Income taxes receivable	(633,590)	(67,228)	(761,473)
Prepaid expenses and other assets	(53,204)	2,310,613	3,613,400
Change in liabilities, net of acquisitions:
Accounts payable	4,713,829	(4,763,843)	15,153,931
Accrued expenses and other	2,891,656	1,510,069	149,461
Net cash provided by operating activities	24,803,118	22,787,967	15,749,580
Investing activities
Purchases of property and equipment	(9,238,806)	(8,860,144)	(6,372,116)
Payments for acquisitions, net of cash acquired	(1,958,236)	(16,425,146)	(4,972,811)
Net cash used in investing activities	(11,197,042)	(25,285,290)	(11,344,927)
Financing activities
Principal payments on capital lease obligations	(24,086)	(175,159)	(262,169)
Tax benefit of stock options exercised	460,475	1,092,163	154,335
Payment of contingent consideration	(3,615,000)	(5,170,000)	(1,305,000)
Issuance of shares, net of issuance costs	1,130,159	1,717,505	797,326
Employee tax withholdings related to net share settlements of equity-based awards	(832,048)	(193,511)	—
Net cash used in financing activities	(2,880,500)	(2,729,002)	(615,508)
(Decrease) increase in cash and cash equivalents	10,725,576	(5,226,325)	3,789,145
Cash and cash equivalents, beginning of period	41,780,984	47,007,309	43,218,164
Cash and cash equivalents, end of period	$52,506,560	$41,780,984	$47,007,309
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,357	$9,391	$21,154
Cash paid for income taxes	8,191,472	8,038,565	7,337,331
Non-cash investing activity
Issuance of common stock in connection with acquisitions	—	4,000,000	—
Non-cash financing activity
Due to seller	—	3,111,914	4,610,009
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.
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
Years Ended December 31, 2013, 2012 and 2011

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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $1,229,134, $2,114,360 and $1,536,496 of bad debt expense for the years ended December 31, 2013, 2012 and 2011.
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
Internal Use Software
The Company has adopted the provisions of ASC Topic 350-40 Internal Use Software. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization expense for the years ended December 31, 2013, 2012 and 2011 was $6,394,788, $5,188,637 and $4,260,936 respectively. At December 31, 2013 and 2012, the net book value of internal use software costs was $11,654,812 and $9,650,330, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU (Accounting Standard Update) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

value of the reporting unit is greater than its carrying amount, no further testing is necessary. For goodwill impairment test purposes, the Company is considered one reporting unit. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, non-compete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 9 years, 3 years and 3 years, respectively. See Note 7.
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

3. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance which requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income. This update does not apply to the Company since there are no items of other comprehensive income in any period presented.
In July 2013, the FASB issued authoritative guidance under ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

4. Acquisitions

2012 Acquisitions

Purple Plum Logistics, LLC

Effective May 31, 2012, the Company acquired Purple Plum, a truckload transportation brokerage with offices in Wakefield, Massachusetts, and the results of Purple Plum have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Purple Plum for $957,243 in cash and an

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

additional $750,000 in cash consideration may become payable upon achievement of certain performance measures on or prior to May 31, 2016. As a result of the acquisition, the Company recorded $1,263,147 of goodwill, of which $631,914 is related to contingent consideration. For the year ended December 31, 2013, the Company recorded a decrease of $292,983 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Purple Plum resulting in a liability due to seller of $0 at December 31, 2013. For the year ended December 31, 2012, the Company recorded a decrease of $338,931 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to reduce the forecasted financial performance of Purple Plum resulting in a liability due to seller of $292,983 at December 31, 2012. Changes in the fair value of contingent consideration are included in selling, general and administrative expenses in the consolidated statement of income. The Company expects total undiscounted contingent consideration payments to Purple Plum to be $0. The amount of goodwill deductible for U.S. income tax purposes is approximately $631,000, excluding future contingent consideration payments.

Shipper Direct Logistics, Inc.

Effective July 1, 2012, the Company acquired the assets of Shipper Direct, a truckload transportation brokerage located near Nashville, Tennessee. The results of the acquired business have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Shipper Direct for $4,423,794 in cash paid at closing and an additional $4,500,000 in cash consideration payable upon achievement of certain performance measures. As part of the transaction, the founders also became employees of the Company.
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

In connection with the discovery of the alleged fraud, the Company believes that in the third quarter of 2012 there were specific indicators of impairment of the assets acquired of Shipper Direct. The Company performed an impairment analysis and concluded there was impairment of the goodwill of $1,800,612 and acquired customer list intangible assets of $690,000. The Company recorded an impairment loss of $2,490,612 for the year ended December 31, 2012 which is included in selling, general, and administrative expenses in the consolidated statements of income. The effect of this change is a reduction of net income of $1,530,630 for the year ended December 31, 2012.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in the Company's favor when the founders voluntarily withdrew their complaint.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages in excess of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders have subsequently attempted to vacate, the resolution of which is still pending.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Sharp Freight Systems, Inc.

Effective October 1, 2012, the Company acquired the assets and certain liabilities of Sharp, a non-asset based third-party logistics provider with offices in Yorba Linda, California and Houston, Texas. The results of Sharp have been included in the

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

consolidated financial statements since that date. The acquisition provided the Company with strategic growth of its presence in inter-modal business and added an assembled workforce that has significant experience and knowledge of the industry.

The acquisition date fair value of the consideration transferred totaled $20,036,540, which consisted of the following:

Fair value of consideration transferred:
Cash	$13,556,540
Stock	4,000,000
Contingent consideration	2,480,000
Total	$20,036,540

The contingent consideration arrangement requires the Company to pay an additional $4,000,000 in cash if certain performance measures are achieved by or prior to October 1, 2015. The performance measures are based on annual targets of adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA relates to earnings before interest, taxes, depreciation and amortization. The fair value of the contingent consideration arrangement at the acquisition date was $2,480,000. For the year ended December 31, 2013, the Company recorded a decrease of $752,830, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of Sharp resulting in a liability due to seller of $1,727,170 at December 31, 2013. The Company estimates these contingent payments to be approximately 65% of total eligible payments due prior to October 1, 2015. The Company expects total undiscounted contingent consideration payments to Sharp to be between $3,000,000 and $4,000,000. There were no other contingent liabilities assumed in the acquisition.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Cash	$859,117
Accounts receivable	5,376,943
Other assets	720,421
Goodwill	8,620,159
Customer relationships	8,200,000
Internally developed software	700,000
Accounts Payable	(4,175,495)
Other current liabilities	(264,605)
Net assets acquired	$20,036,540

Goodwill of $8,620,159 represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium for several reasons, including expanding its presence in the inter-modal market; adding more than 500 Transactional clients, which expands its pipeline of clients to which the Company can market its transportation and supply chain management services. The amount of goodwill deductible for U.S. income tax purposes is $6,140,159, excluding future contingent consideration payments.
The customer relationships have a useful life of twelve years.
The amounts of revenue and net income of Sharp included in the Company's consolidated income statement from the acquisition date for the period ended December 31, 2012 are $18,523,250 and $895,571, respectively. The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the years ended December 31, 2012 and 2011 as if the Company had acquired Sharp as of January 1.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Materiality of 2012 Acquisitions

The Company evaluated the 2012 acquisitions to determine if they are material on both an individual and aggregate basis and has concluded that the acquisitions of Purple Plum and Sharp are material on an aggregate basis. As a result, pro forma results including Purple Plum and Sharp are presented below. The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the years ended December 31, 2012 and 2011 as if the Company had acquired Purple Plum and Sharp as of January 1.

	2012	2011
Revenue	$819,538,516	$690,741,124
Income from operations	24,348,949	19,780,753
Net income	15,734,327	12,889,895

2013 Acquisitions

Open Mile, Inc.

Effective March 11, 2013, the Company acquired Open Mile, a truckload transportation brokerage with offices in Boston, Massachusetts, and the results of Open Mile have been included in the consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Open Mile for $2,025,000 in cash. There is no contingent consideration associated with the purchase of Open Mile. As a result of the acquisition, the Company recorded $579,972 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $7,150,432. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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
Years Ended December 31, 2013, 2012 and 2011

•	Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The probability of paying the contingent consideration ranges from 25% to 50%, with discount rates used in determining the fair value of the contingent consideration ranging between 4% and 18%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement as of December 31, 2013 and 2012:

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(7,150,432)	$—	$—	$(7,150,432)

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(10,664,251)	$—	$—	$(10,664,251)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2012	$(12,852,281)
Increase related to purchase accounting for acquisitions	(3,111,914)
Change in fair value	129,944
Payment of contingent consideration	5,170,000
Balance at December 31, 2012	(10,664,251)
Change in fair value	(101,181)
Payment of contingent consideration	3,615,000
Balance at December 31, 2013	$(7,150,432)

For the year ended December 31, 2013, the Company recorded an adjustment to each of the ten remaining contingent consideration obligations related to its acquisitions. The adjustments were the result of adjusting for the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earn-out payments related to the purchases of these businesses.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

For the year ended December 31, 2012, the Company recorded an adjustment to each of the remaining contingent consideration obligations related to its acquisitions. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earnout payments related to the purchases of these businesses.

For the years ended December 31, 2013 and 2012, the Company recognized a charge of $101,181 and a benefit of $129,944, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the years ended December 31, 2013 and 2012, the Company paid $3,615,000 and $5,170,000, respectively, in contingent earn-out payments. In 2013, the Company paid the former owners of Lubenow, FMI, FLI, Advantage, Trailer Transport Systems ("TTS") and DNA, $280,000, $520,000, $305,000, $925,000, $625,000 and $960,000, respectively, as the EBITDA targets set forth in the purchase agreements had been met. In 2012, the Company paid the former owners of RGA, DSI, Nationwide Traffic Services, LLC ("Nationwide"), Lubenow, FMI, FLI, Advantage and TTS, $600,000, $1,040,000, $875,000, $280,000, $520,000, $305,000, $925,000 and $625,000, respectively, as certain EBITDA targets set forth in the purchase agreements had been met.

6. Property and Equipment
Property and equipment at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Computer equipment	$6,867,222	$6,232,629
Software, including internal use software	36,699,184	28,299,914
Furniture, fixtures and office equipment	5,532,757	4,458,853
	49,099,163	38,991,396
Less accumulated depreciation	(33,562,332)	(25,500,390)
	$15,536,831	$13,491,006
Depreciation expense, including amortization of capitalized internal use software, was $8,192,981, $6,954,045 and $5,864,212 for the years ended December 31, 2013, 2012 and 2011, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of December 31, 2011	$41,476,212
Adjustment to goodwill related to the purchase of Advantage	(192,161)
Adjustment to goodwill related to the purchase of TTS	(97,268)
Goodwill acquired related to the purchase of Purple Plum	1,263,147
Goodwill acquired related to the purchase of Sharp	8,623,973
Balance as of December 31, 2012	51,073,903
Adjustment to goodwill related to prior acquisitions	(3,815)
Goodwill acquired related to the purchase of Open Mile	579,972
Balance as of December 31, 2013	$51,650,060

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following is a summary of amortizable intangible assets as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012	Weighted- Average Life
Customer relationships	$21,438,979	$21,438,979	8.6 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	190,000	190,000	3.0 years
	21,767,979	21,767,979	8.5 years
Less accumulated amortization	(11,120,733)	(8,749,057)
Intangible assets, net	$10,647,246	$13,018,922

Amortization expense related to intangible assets was $2,371,676, $2,185,187, and $2,465,624 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

2014	$2,033,737
2015	1,784,218
2016	1,432,832
2017	1,160,975
2018	836,284
Thereafter	3,399,200
$10,647,246

Acquisition Related Impairment of Goodwill and Intangible Assets

In connection with the acquisition of Shipper Direct (see Note 4) the Company recorded an impairment charge to goodwill of $1,800,612 and to the acquired customer list intangible assets of $690,000. The Company recorded a total impairment loss of $2,490,612 for the year ended December 31, 2012 which is included in selling, general, and administrative expenses in the consolidated statements of income. The impairment was the result of the discovery of the alleged fraud and misrepresentations in the Asset Purchase Agreement. The Company determined that indicators of impairment existed at the acquisition date and recorded the impairment charges in the third quarter of 2012. There was no acquisition related impairment charge in 2013.

8. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Accrued compensation	$4,147,590	$2,258,566
Accrued rebates	2,298,476	1,902,436
Deferred rent	263,893	221,314
Other	1,612,158	1,689,655
Total accrued expenses	$8,322,117	$6,071,971

The other noncurrent liability as of December 31, 2013 and 2012 is the portion of deferred rent in excess of twelve months.

9. Line of Credit
In the second quarter of 2013, the Company extended the $10.0 million line of credit with JPMorgan Chase Bank, N.A. which is due to expire on July 31, 2014. Any outstanding borrowings are collateralized by substantially all of the Company's assets. The maximum amount outstanding under the line of credit cannot exceed 80% of the book value of the Company's eligible accounts receivable. The line of credit contains limitations on the Company's ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable each month at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 1.75%. The Company has discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2013, the Company was in compliance with all of these covenants. No borrowings were outstanding as of December 31, 2013 and 2012.

10. Commitments and Contingencies

Leases
In April 2007, the Company entered into an operating lease agreement for an office facility, which was amended in 2013. The amended lease agreement expires in November 2020, and has escalating base monthly rental payments ranging from $195,830 to $225,913, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building.
During 2013 and 2012, the Company also assumed contractual operating lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2020.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2013, 2012 and 2011 was $3,821,934, $3,026,941 and $2,877,540, respectively.
Future minimum annual rental payments for the next five years and thereafter, excluding immaterial sublease income, are as follows:

Operating Leases
2014	$4,047,285
2015	3,879,632
2016	3,736,508
2017	3,503,194
2018	2,925,403
Thereafter	5,136,258
$23,228,280

11. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2013 and 2012, the Company recognized an increase of $166,432 and $14,291 in unrecognized tax benefits, respectively. This was included in the current portion of the Company's income tax position as of December 31, 2012 and 2011. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company did not record any interest or penalties during 2013, 2012 and 2011. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at January 1	$171,551	$157,260
Gross increases — current period tax positions	166,432	14,291
Balance at December 31	$337,983	$171,551
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2013 and 2012, respectively, would affect the effective tax rate. The evaluation was performed for the tax years ended December 31, 2008, 2009, 2010, 2011 and 2012 which remain subject to examination by major tax jurisdictions.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The provision for income taxes consists of the following components for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Current:
Federal	$6,928,141	$7,837,021	$6,073,140
State	1,084,663	1,138,496	587,391
Total current	8,012,804	8,975,517	6,660,531
Deferred:
Federal	404,395	(1,130,239)	(99,131)
State	228,289	(68,435)	51,919
Total deferred	632,684	(1,198,674)	(47,212)
Income tax expense	$8,645,488	$7,776,843	$6,613,319

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2013	2012	2011
Tax expense at U.S. federal income tax rate	$7,996,836	$7,034,390	$6,531,534
State income taxes, net of federal income tax effect	751,257	558,962	429,067
Nondeductible expenses and other	71,282	128,137	87,986
Effect of state rate change on deferred items	18,570	32,714	100,340
Research and development credit	(235,098)	—	(295,091)
Unrecognized tax benefits reassessment	166,432	14,291	64,413
Provision to return adjustments	(123,791)	8,349	(304,930)
	$8,645,488	$7,776,843	$6,613,319
At December 31, 2013 and 2012, the Company's deferred tax assets and liabilities consisted of the following:

	2013	2012
Current deferred tax assets:
Reserves and allowances	$2,018,782	$1,846,253
Noncurrent deferred tax assets:
Intangible assets	505,928	1,027,209
Stock options	1,980,555	1,647,988
Research and development credit	(337,983)	(82,570)
Net operating loss carryforward	4,966	11,141
Total noncurrent deferred tax assets	2,153,466	2,603,768
Total deferred tax assets	4,172,248	4,450,021
Total current deferred tax liability:
Prepaid and other expenses	1,075,042	1,801,615
Noncurrent deferred tax liabilities:
Property and equipment	5,700,892	4,564,253
Total deferred tax liabilities	6,775,934	6,365,868
Net deferred tax liability	$(2,603,686)	$(1,915,847)
As of December 31, 2013, the Company has a state net operating loss carryforward of $80,423 that expires in 2021.

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2013, there was no preferred stock outstanding.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the year ended December 31, 2013 and 2012. Employee stock options totaling 38,556 for 2011 were excluded from the calculation of diluted earnings per share, as they were anti-dilutive. The computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$14,202,614	$12,321,414	$12,048,172
Denominator:
Denominator for basic earnings per share - weighted-average shares	22,860,661	22,357,046	22,132,355
Effect of dilutive securities:
Employee stock options	543,322	541,635	444,119
Denominator for dilutive earnings per share	23,403,983	22,898,681	22,576,474
Basic net income per common share	$0.62	$0.55	$0.54
Diluted net income per common share	$0.61	$0.54	$0.53

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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
During 2013, the Company granted 3,000 stock options to one employee at an exercise price of $17.94, all of which will vest ratably over a 12 month period. In 2012, the Company did not grant any stock options. In 2013, the Company awarded 252,198 shares of restricted stock to certain employees and directors of which 21,562 will vest ratably over 3 years, 226,136 shares will vest ratably over 4 years and 4,500 will vest ratably over 5 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $18.29 to $21.51. In 2012, the Company awarded 474,487 shares of restricted stock to certain employees and directors of which 30,487 will vest ratably over 3 years, 275,000 shares will vest ratably over 4 years and 169,000 will vest ratably over 5 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.49 to $18.86. There was $8,886,769 and $8,914,519 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2013 and 2012, respectively. This cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Option Awards

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $664,909, $953,327 and $1,086,524 in compensation expense with corresponding tax benefits of $259,314, $371,798 and $423,744 for stock option awards for the years ended December 31, 2013, 2012 and 2011, respectively.

The following assumptions were utilized in the valuation for options granted in 2013. There were no options granted during 2012.

2013
Dividend yield	—
Risk-free interest rate	1.7%
Weighted-average expected life	5.5 years
Volatility	35.0%
The volatility assumption used in the valuation for options granted was determined by analyzing the volatilities of comparable companies that are in a similar industry and stage of development as the Company. The expected life of options granted for all periods was determined using the simplified method under Staff Accounting Bulletin No. 110 (SAB 110) and is calculated by taking the average of the vesting term and contractual life of the option grant. The simplified method under SAB 110 may be used as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The risk-free interest rate is based on yields on a ten year U.S. Treasury bill on the option grant date.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,645,723	$8.10	7.9	$7,383,305
Granted	189,806	12.61
Exercised	(109,007)	6.85		1,013,290
Forfeited or canceled	(124,666)	9.81
Outstanding at December 31, 2011	1,601,856	$8.56	6.9	$12,152,215
Granted	—	—
Exercised	(287,855)	5.97		3,455,275
Forfeited or canceled	(69,125)	11.25
Outstanding at December 31, 2012	1,244,876	$9.01	6.0	$11,145,479
Granted	3,000	17.94
Exercised	(112,990)	10.00		1,296,867
Forfeited or canceled	(35,660)	11.99
Outstanding at December 31, 2013	1,099,226	$8.83	5.0	$13,899,986
Options vested and exercisable at December 31, 2013	968,176	$8.42	4.8	$12,640,576
The following table provides information about stock options granted and vested in the years ended December 31:

	2013	2012	2011
Options granted:
Range of exercise prices per share of options granted	$17.94	—	$ 11.78 - 15.42
Options vested/exercisable:
Grant date fair value of options vested	$3,059,084	$2,860,267	$2,007,126
Aggregate intrinsic value of options vested and exercisable at end of period	$12,640,576	$9,435,144	$9,273,186
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2013, 2012 and 2011, respectively. These amounts change based on the fair market value of the Company's stock, which was $21.48, $17.97 and $16.15, on the last business day of the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average grant-date fair market value for 2013 option grants was $6.29.

Restricted Stock Awards
In 2013, the Company awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed ratably over the vesting period of the award. The following table summarizes these nonvested restricted share grants as of December 31, 2013:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Number of Restricted Shares
Nonvested at December 31, 2012	585,632
Granted	252,198
Vested	(136,436)
Forfeitures	(101,849)
Nonvested at December 31, 2013	599,545

In 2013, 2012 and 2011, the Company recorded $2,673,769, $1,772,914 and $257,228 in compensation expense with corresponding tax benefits of $1,042,770, $691,436 and $100,319 for restricted stock awards, respectively.

Performance Based Shares

The Company granted 34,328 shares of performance stock to key executives during the year ended December 31, 2013. In accordance with ASC 718-10-20 Compensation - Stock Compensation, the Company evaluated whether the shares would be earned at December 31, 2013. The Company does not expect the financial targets that need to be achieved in order for the shares to vest to be met. As a result, none of the performance based shares will be earned and there was no expense recognized for the year ended December 31, 2013.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the year ended December 31, 2013 and 2012, the Company contributed $320,775 and $148,789, respectively. For the year ended December 31, 2011, the Company did not make any contributions to the plan.

16. Significant Customer Concentration
For the years ended December 31, 2013, 2012 and 2011, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Related Parties

Certain stockholders and directors of the Company have a direct and/or indirect ownership interest in InnerWorkings, Inc. ("InnerWorkings"), a publicly-traded company that provides print procurement services.

The Company provides transportation and logistics services to InnerWorkings. The Company recognized revenue of $13,143,559, $10,467,421 and $8,769,861 for the years ended December 31, 2013, 2012 and 2011, respectively, from InnerWorkings. InnerWorkings also provides an immaterial amount of print procurement services to the Company.

As of December 31, 2013 and December 31, 2012, the Company had a net receivable due from InnerWorkings of $3,101,850 and $2,583,949, respectively. The Company had accounts payable of $44,190 and $53,347 due to InnerWorkings as of December 31, 2013 and December 31, 2012, respectively, as a result of the print procurement services provided by InnerWorkings.

Matthew W. Ferguson, an executive officer at CareerBuilder.com, a privately-held online job website, is a member of the Company's Board of Directors. CareerBuilder.com provides the Company with online job posting services.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2013
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$203,977,378	$224,050,929	$234,842,526	$221,322,456
Net revenue	38,451,279	39,659,974	40,583,249	36,955,262
Net income	2,976,632	4,122,617	4,362,325	2,741,040
Net income per share:
Basic	$0.13	$0.18	$0.19	$0.12
Diluted	$0.13	$0.18	$0.19	$0.12
	Year Ended December 31, 2012
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Revenue	$168,569,105	$185,230,701	$192,737,761	$211,150,018
Net revenue	32,669,778	34,800,104	36,592,522	39,062,744
Net income	3,311,790	3,402,834	2,286,306	3,320,484
Net income per share:
Basic	$0.15	$0.15	$0.10	$0.15
Diluted	$0.15	$0.15	$0.10	$0.14
____________________

(1)	The Company acquired Open Mile, Inc. in March 2013 and the financial results of this acquisition are included in the consolidated financial statements beginning March 11, 2013.

(2)	The Company acquired Purple Plum Logistics, LLC in May 2012 and the financial results of this acquisition are included in the consolidated financial statements beginning May 31, 2012.

(3)
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

(4)	The Company acquired Sharp Freight Systems, Inc. in October 2012 and the financial results of this acquisition are included in the consolidated financial statements beginning October 1, 2012.

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
Years Ended December 31, 2013, 2012 and 2011

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in the Company's favor when the founders voluntarily withdrew their complaint.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages in excess of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders have subsequently attempted to vacate, the resolution of which is still pending.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial position or results of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2013. As required under this Item 9A, the management's report titled "Management's Assessment of Internal Control Over Financial Reporting" is set forth in "Item 8 - Financial Statements and Supplementary Data" and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
Plan Category

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,099,226	$8.83	1,285,666	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	1,099,226	$8.83	1,285,666
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 or an amendment to this Form 10-K filed within such 120-day period.

PART IV. OTHER INFORMATION

Item 15.    Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements:    Reference is made to the Index to Financial Statements and Notes to Consolidated Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.
(2)    Financial Statement Schedule:    The financial statement schedule required by this item is listed below and included in this report. Schedules not listed are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2013	2012	2011
Allowance for doubtful accounts:
Balance at beginning of year	$2,745,419	$3,017,742	$2,786,776
Provision, charged to expense	1,229,134	2,114,360	1,536,496
Write-offs, less recoveries	(2,182,541)	(2,386,683)	(1,305,530)
Balance at end of year	$1,792,012	$2,745,419	$3,017,742

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2014.

ECHO GLOBAL LOGISTICS, INC.
By:	/s/ DOUGLAS R. WAGGONER
Douglas R. Waggoner Chief Executive Officer
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Douglas R. Waggoner and Kyle L. Sauers, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Director	February 28, 2014
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal accounting and financial officer)	February 28, 2014
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Chairman of the Board	February 28, 2014
Samuel K. Skinner

/s/ JOHN R. WALTER	Director	February 28, 2014
John R. Walter

/s/ JOHN F. SANDNER	Director	February 28, 2014
John F. Sandner

/s/ DAVID HABIGER	Director	February 28, 2014
David Habiger

/s/ BRADLEY A. KEYWELL	Director	February 28, 2014
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	February 28, 2014
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 28, 2014
Nelda J. Connors

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Investor Rights Agreement effective as of June 7, 2006 by and among Echo Global Logistics, Inc. and certain investors set forth therein.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Evan Schumacher.
10.8	(1)	Form of Indemnification Agreement.

10.9	(1)
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

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2013 and 2012; (ii) consolidated statements of income for each of the three years in the period ended December 31, 2013; (iii) consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2013; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2013; and (iv) notes to the consolidated financial statements.

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 7, 2013.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.