Form 10-Q
period 2014-03-31
Echo Global Logistics, Inc.
filed 2014-05-01
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

        As of April 30, 2014, the Registrant had 23,487,379 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE	$247,670,217	$203,977,378

COSTS AND EXPENSES:
Transportation costs	205,460,091	165,526,099
Selling, general, and administrative expenses	35,272,320	31,007,144
Depreciation and amortization	2,956,104	2,595,311
INCOME FROM OPERATIONS	3,981,702	4,848,824
Interest expense	—	(717)
Other expense	(54,927)	(93,499)
OTHER EXPENSE, NET	(54,927)	(94,216)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,926,775	4,754,608
INCOME TAX EXPENSE	(1,496,816)	(1,777,976)
NET INCOME	$2,429,959	$2,976,632
Basic net income per share	$0.11	$0.13
Diluted net income per share	$0.10	$0.13
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,642,907	$52,506,560
Accounts receivable, net of allowance for doubtful accounts of $1,873,798 and $1,792,012 at March 31, 2014 and December 31, 2013, respectively	135,286,860	109,662,529
Income taxes receivable	519,579	1,337,180
Prepaid expenses	2,117,596	2,510,791
Deferred income taxes	946,480	943,740
Other current assets	98,403	121,403
Total current assets	181,611,825	167,082,203
Property and equipment, net	18,115,946	15,536,831
Intangible assets:
Goodwill	58,116,653	51,650,060
Intangible assets, net of accumulated amortization of $11,821,383 and $11,120,733 at March 31, 2014 and December 31, 2013, respectively	17,096,596	10,647,246
Other assets	235,253	230,253
Total assets	$275,176,273	$245,146,593
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$90,822,015	$65,322,807
Due to seller-short term	5,176,201	5,763,779
Accrued expenses	9,490,928	8,322,117
Total current liabilities	105,489,144	79,408,703
Due to seller-long term	1,833,723	1,386,653
Other noncurrent liabilities	1,572,692	1,573,780
Deferred income taxes	4,021,475	3,547,426
Total liabilities	112,917,034	85,916,562
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 23,005,318 and 22,900,471 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,302	2,291
Additional paid-in capital	107,431,040	106,831,802
Retained earnings	54,825,897	52,395,938
Total stockholders' equity	162,259,239	159,230,031
Total liabilities and stockholders' equity	$275,176,273	$245,146,593
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$2,429,959	$2,976,632
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	471,309	374,700
Noncash stock compensation expense	1,308,313	1,071,938
Increase in contingent consideration due to seller	224,162	758,695
Depreciation and amortization	2,956,104	2,595,311
Change in assets, net of acquisitions:
Accounts receivable	(19,192,003)	(7,280,834)
Taxes receivable (payable)	817,601	(589,784)
Prepaid expenses and other assets	417,142	648,288
Change in liabilities, net of acquisitions:
Accounts payable	20,505,739	6,841,258
Accrued expenses and other	253,591	(1,152,824)
Net cash provided by operating activities	10,191,917	6,243,380
Investing activities
Purchases of property and equipment	(4,316,741)	(2,205,498)
Payments for acquisitions, net of cash acquired	(13,785,095)	(1,958,236)
Net cash used in investing activities	(18,101,836)	(4,163,734)
Financing activities
Principal payments on capital lease obligations	—	(7,764)
Tax benefit of stock options exercised	126,222	315,657
Payment of contingent consideration	(1,244,670)	—
Issuance of shares, net of issuance costs	17,428	648,140
Employee tax withholdings related to net share settlements of equity-based awards	(852,714)	(734,535)
Net cash (used in) provided by financing activities	(1,953,734)	221,498
(Decrease) increase in cash and cash equivalents	(9,863,653)	2,301,144
Cash and cash equivalents, beginning of period	52,506,560	41,780,984
Cash and cash equivalents, end of period	$42,642,907	$44,082,128
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$720
Cash paid during the period for income taxes	81,684	1,662,444
Non-cash financing activity
Due to seller	880,000	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2014
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2013	22,900,471	$2,291	$106,831,802	$52,395,938	$159,230,031
Share compensation expense	—	—	1,308,313	—	1,308,313
Exercise of stock options	1,600	—	17,428	—	17,428
Common stock issued for vested restricted stock	146,964	15	(15)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(43,717)	(4)	(852,710)	—	(852,714)
Tax benefit from exercise of stock options	—	—	126,222	—	126,222
Net income	—	—	—	2,429,959	2,429,959
Balance at March 31, 2014	23,005,318	$2,302	$107,431,040	$54,825,897	$162,259,239

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year of 2014. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent audited financial statements.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial investments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short term nature. The fair value of due to seller is determined based on the likelihood of contingent earn-out payments.

2. New Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The provisions of this new guidance were effective as of the beginning of the Company's 2014 fiscal year and did not have a material impact on its financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

3. Acquisitions

2014 Acquisitions

Online Freight Services, Inc.

Effective January 1, 2014, the Company acquired Online Freight Services, Inc. ("OFS"), a non-asset-based truckload transportation brokerage based in Mendota Heights, Minnesota, and the results of OFS have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of OFS for $9,460,742 in cash payable at closing and an additional $1,500,000 in cash consideration that may become payable upon achievement of certain performance measures on or prior to December 31, 2017. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $4,286,440 of goodwill, of which $880,000 is related to contingent consideration, and $4,850,000 of intangible assets, primarily customer relationships and trade names. This allocation is subject to change as the Company finalizes purchase accounting. The amount of goodwill deductible for U.S. income tax purposes is approximately $3,406,440, excluding future contingent consideration payments. For the three month period ended March 31, 2014, the Company recorded an increase of $60,000 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of OFS resulting in a liability due to seller of $940,000 at March 31, 2014. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

Comcar Logistics, LLC

Effective February 1, 2014, the Company acquired Comcar Logistics, LLC ("Comcar"), a non-asset-based truckload brokerage with offices in Jacksonville, Florida and Denver, Colorado, and the results of Comcar have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Comcar for $4,900,930 in cash. There is no contingent consideration associated with the purchase of Comcar. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $2,180,153 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes, and $2,300,000 of intangible assets, primarily customer relationships. This allocation is subject to change as the Company finalizes purchase accounting. Pro forma results of the acquisition were not presented as they are not material to the financial statements.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $7,009,924. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

probability of paying the contingent consideration ranges from 15% to 60%, with discount rates used in determining the fair value of the contingent consideration ranging between 3% and 12%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2014 and December 31, 2013:

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(7,009,924)	$—	$—	$(7,009,924)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(7,150,432)	$—	$—	$(7,150,432)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2013	$(7,150,432)
Increase related to acquisition of OFS	(880,000)
Change in fair value	(224,162)
Payment of contingent consideration	1,244,670
Balance at March 31, 2014	$(7,009,924)

For the three month period ended March 31, 2014, the Company recorded an adjustment to each of the ten remaining contingent consideration obligations related to its acquisitions. The adjustments were the result of the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earn-out payments related to the purchases of these businesses.

For the three month periods ended March 31, 2014 and 2013, the Company recognized charges of $224,162 and $758,695, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the three month period ended March 31, 2014, the Company paid $1,244,670 in contingent earn-out payments. The Company paid the former owners of Nationwide Traffic Services LLC, Distribution Services Inc, and Sharp Freight Systems, $437,500, $520,000, and $287,170, respectively, as the EBITDA targets set forth in the purchase agreements were met. For the three month period ended March 31, 2013, the Company did not make any contingent earn-out payments.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

5. Intangibles and Other Assets

The following is a roll-forward of goodwill from December 31, 2013 to March 31, 2014:

Balance as of December 31, 2013	$51,650,060
Goodwill acquired related to the purchase of OFS	4,286,440
Goodwill acquired related to the purchase of Comcar	2,180,153
Balance as of March 31, 2014	$58,116,653

The following is a summary of amortizable intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	Weighted- Average Life
Customer relationships	$28,138,979	$21,438,979	9.0 years
Noncompete agreements	139,000	139,000	2.9 years
Trade names	640,000	190,000	4.4 years
	28,917,979	21,767,979	8.9 years
Less accumulated amortization	(11,821,383)	(11,120,733)
Intangible assets, net	$17,096,596	$10,647,246

Amortization expense related to intangible assets was $700,650 and $598,437 for the three months ended March 31, 2014 and 2013, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2014	$2,151,143
2015	2,623,685
2016	2,266,329
2017	1,987,904
2018	1,656,647
Thereafter	6,410,888
$17,096,596

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Accrued compensation	$4,067,430	$4,147,590
Accrued rebates	2,371,749	2,298,476
Deferred rent	276,515	263,893
Other	2,775,234	1,612,158
Total accrued expenses	$9,490,928	$8,322,117

The other noncurrent liability as of March 31, 2014 and December 31, 2013 is the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Income before provision for income taxes	$3,926,775	$4,754,608
Income tax expense	(1,496,816)	(1,777,976)
Effective tax rate	38.1%	37.4%

The increase in the Company's effective tax rate was primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the number of weighted average common share equivalents outstanding. There were no employee stock options excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2014 and 2013. The computation of basic and diluted earnings per common share for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$2,429,959	$2,976,632
Denominator:
Denominator for basic earnings per share-weighted-average shares	22,967,118	22,796,476
Effect of dilutive securities:
Employee stock awards	482,459	443,696
Denominator for dilutive earnings per share	23,449,577	23,240,172
Basic net income per common share	$0.11	$0.13
Diluted net income per common share	$0.10	$0.13

9. Stock-Based Compensation Plans

The Company recorded $1,308,313 and $1,071,938 in total stock-based compensation expense with corresponding tax benefits of $510,242 and $418,056 for the three month periods ended March 31, 2014 and 2013, respectively. During the three month periods ended March 31, 2014 and March 31, 2013, the Company did not grant any stock options. The Company granted 163,257 and 101,457 shares of restricted stock to various employees during the three month periods ended March 31, 2014 and 2013, respectively. In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 43,437 shares of performance and market-based stock during the three month period ended March 31, 2014. In 2013, the Company initiated a performance stock incentive plan for certain executives that provides vesting based on specific financial performance measurements. The Company granted 38,701 shares of performance stock during the three month period ended March 31, 2013.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013

10. Legal Matters

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 28, 2014, the Company learned that the default judgment will stand. The monetary amount of the judgment will be determined after a hearing on May 14, 2014.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

The following table represents certain statement of operations data:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$247,670	$203,977
Transportation costs	205,460	165,526
Net revenue	42,210	38,451
Operating expenses:
Commissions	11,208	9,943
Selling, general and administrative expenses	23,840	20,305
Contingent consideration expense	224	759
Depreciation and amortization	2,956	2,595
Total operating expenses	38,228	33,602
Income from operations	3,982	4,849
Other expense	(55)	(94)
Income before provision for income taxes	3,927	4,755
Income tax expense	(1,497)	(1,778)
Net income	$2,430	$2,977
Net income per share of common stock:
Basic	$0.11	$0.13
Diluted	$0.10	$0.13
Shares used in per share calculations:
Basic	22,967	22,796
Diluted	23,450	23,240

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $247.7 million and $204.0 million for the three month periods ended March 31, 2014 and 2013, respectively, representing a period-over-period increase of 21.4%.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the three month periods ended March 31, 2014 and 2013, Enterprise clients accounted for 28% and 30%, respectively, of our revenue and Transactional clients accounted for 72% and 70%, respectively, of our revenue. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, intermodal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue is lower for an LTL shipment than for a TL shipment, and revenue per shipment is higher for shipments in modes other than TL, LTL and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2014, TL accounted for 52% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue, small parcel accounted for 4% of our revenue and other transportation modes accounted for 1% of our revenue. For the three month period ended March 31, 2013, TL accounted for 43% of our revenue, LTL accounted for 42% of our revenue, intermodal accounted for 8% of our revenue, small parcel accounted for 5% of our revenue and other transportation accounted for 2% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin, however, is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the three month periods ended March 31, 2014 and 2013, our net revenue was $42.2 million and $38.5 million, respectively, reflecting an increase of 9.8%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three month periods ended March 31, 2014 and 2013, commission expense was 26.6% and 25.9%, respectively, of our net revenue. The increase is due to the fluctuation of the composition of our net revenue originating from sales employees and agents. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the three month periods ended March 31, 2014 and 2013, our selling, general and administrative expenses were $23.8 million and $20.3 million, respectively. For the three month periods ended March 31, 2014 and 2013, selling, general and administrative expenses as a percentage of net revenue were 56.5% and 52.8%, respectively. The increase is due to additional operating support, additional operating expenses related to acquisitions completed after the first quarter of 2013 and acquisition-related transaction costs associated with our 2014 acquisitions of OFS and Comcar.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the three month periods ended March 31, 2014 and 2013, we recorded charges of $0.2 million and $0.8 million, respectively, related to fair value adjustments to the contingent consideration obligation.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. For the three month periods ended March 31, 2014 and 2013, depreciation expense was $2.3 million and $2.0 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. For the three month periods ended March 31, 2014 and 2013, amortization expense was $0.7 million and $0.6 million, respectively.

Comparison of the three months ended March 31, 2014 and 2013

Revenue

Our revenue increased by $43.7 million, or 21.4%, to $247.7 million for the three month period ended March 31, 2014, from $204.0 million for the three month period ended March 31, 2013. The increase was attributable to the increase in the number of our clients and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $15.7 million of additional revenue generated in 2014 from the acquisitions of Online Freight Services, Inc. ("OFS") and Comcar Logistics, LLC ("Comcar").

Our revenue from Enterprise clients increased by $9.2 million, or 15.1%, to $70.1 million for the three month period ended March 31, 2014, from $60.9 million for the three month period ended March 31, 2013, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 28% of our revenue for the period ended March 31, 2014 from 30% for the period ended March 31, 2013 due to an increase in the number of Transactional shipments and an increase in average revenue per Transactional account for the three month period ended March 31, 2014 compared to the same period in 2013.

Our revenue from Transactional clients increased by $34.5 million, or 24.1%, to $177.6 million for the three month period ended March 31, 2014, from $143.1 million for the three month period ended March 31, 2013. Our percentage of revenue from Transactional clients increased to 72% of our revenue for the three month period ended March 31, 2014, from 70% of our revenue for the three month period ended March 31, 2013. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of OFS and Comcar. Our revenue per Transactional client increased by approximately 12.7% for the three month period ended March 31, 2014 compared to the same period in 2013.

Transportation costs

Our transportation costs increased by $40.0 million, or 24.1%, to $205.5 million for the three month period ended March 31, 2014, from $165.5 million for the three month period ended March 31, 2013. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 83.0% for the three month period ended March 31, 2014 from 81.1% for the three month period ended March 31, 2013 due to an increased percentage of TL shipments in the composition of our sales volume. Also included in this increase is the transportation costs associated with the revenue generated from acquisitions completed after the first quarter of 2013.

Net revenue

Net revenue increased by $3.7 million, or 9.8%, to $42.2 million for the three month period ended March 31, 2014, from $38.5 million for the three month period ended March 31, 2013. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.0% for the three month period ended March 31, 2014, from 18.9% for the three month period ended March 31, 2013. The decrease in net revenue margins was primarily the result of a higher percentage of TL revenue as a percentage of total revenue in the three month period ended March 31, 2014 when compared to the same period in 2013.

Operating expenses

Commission expense increased by $1.3 million, or 12.7%, to $11.2 million for the three month period ended March 31, 2014, from $9.9 million for the three month period ended March 31, 2013. This increase is primarily attributable to the increase in net revenue. For the three month periods ended March 31, 2014 and 2013, commission expense was 26.6% and 25.9%, respectively, of our net revenue. This increase is due to the fluctuation of the composition of our net revenue originating from sales employees and agents.

Selling, general and administrative expenses increased by $3.5 million, or 17.4%, to $23.8 million for the three month period ended March 31, 2014, from $20.3 million for the three month period ended March 31, 2013. The increase is primarily the result of hiring sales personnel who are expected to drive continued growth of our business and operational personnel to support our growth in customers and shipment volume, along with acquisition-related transaction costs related to the 2014 acquisitions of OFS and Comcar. As a percentage of net revenue, selling, general and administrative expenses increased to 56.5% for the three month period ended March 31, 2014, from 52.8% for the three month period ended March 31, 2013. The increase, as a percentage of net revenue, is primarily attributable to increased compensation and facilities expenses associated with the growth of our business.

Contingent consideration

The change in contingent consideration resulted in a net increase to our contingent consideration obligation for the three month periods ended March 31, 2014 and 2013. The resulting expense recognized in our consolidated statement of income from the change in the contingent consideration obligation was $0.2 million for the three month period ended March 31, 2014 compared to $0.8 million for the three month period ended March 31, 2013. For the three month periods ended March 31, 2014 and 2013, the increases in the contingent liability were due to greater probability of acquisitions achieving EBITDA earn-out targets and changes to the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of March 31, 2014.

Depreciation and amortization

Depreciation expense increased by $0.3 million, or 12.9%, to $2.3 million for the three month period ended March 31, 2014, from $2.0 million for the three month period ended March 31, 2013. The increase in depreciation expense is primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.1 million, or 17.1%, to $0.7 million for the three month period ended March 31, 2014, from $0.6 million for the three month period ended March 31, 2013. The increase in amortization expense is the result of additional amortization expense of intangible assets acquired after March 31, 2013.

Income from operations

Income from operations decreased by $0.8 million, or 17.9%, to $4.0 million for the three month period ended March 31, 2014, from $4.8 million for the three month period ended March 31, 2013. The decrease in income from operations is attributable to the increase in operating expenses in excess of the increase in net revenue.

Other expense and income tax expense

Other expense remained relatively consistent at $0.1 million for both the three month periods ended March 31, 2014 and March 31, 2013.

Income tax expense decreased to $1.5 million for the three month period ended March 31, 2014, from $1.8 million for the three month period ended March 31, 2013. This decrease was due to the decrease in income from operations discussed above. Our effective tax rate for the three month period ended March 31, 2014 increased to 38.1%, from 37.4% for the three month period ended March 31, 2013. The increase in our effective tax rate was primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

Net Income

Net income decreased by $0.6 million, or 18.4%, to $2.4 million for the three month period ended March 31, 2014, from $3.0 million for the three month period ended March 31, 2013, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2014, we had $42.6 million in cash and cash equivalents, $76.1 million in working capital and $10.0 million available under our credit facility, which matures on July 31, 2014.

Cash provided by operating activities

For the three month period ended March 31, 2014, $10.2 million of cash was provided by operating activities, representing an increase of $4.0 million compared to the three month period ended March 31, 2013. For the three month period ended March 31, 2014, we generated $7.4 million in cash from net income, adjusted for non-cash operating items, as compared to $7.8 million for the three month period ended March 31, 2013. For the three month periods ended March 31, 2014 and 2013, cash flow generation increased by $2.8 million and was offset by $1.5 million, respectively, in changes to net working capital, primarily due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $18.1 million and $4.2 million during the three month periods ended March 31, 2014 and 2013, respectively. For the three month period ended March 31, 2014, the primary investing activities were the acquisition related payments to OFS and Comcar, the procurement of computer hardware and software, and the internal development of computer software. For the three month period ended March 31, 2013, the primary investing activities were related to the procurement of computer hardware and software, the internal development of computer software and the acquisition of Open Mile, Inc.

Cash (used in) provided by financing activities

During the three month period ended March 31, 2014, net cash used in financing activities was $2.0 million compared to net cash provided by financing activities of $0.2 million for the three month period ended March 31, 2013. For the three month period ended March 31, 2014, the use of cash in financing activities was primarily attributable to contingent consideration payments of $1.2 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. For the three month period ended March 31, 2013, the net cash provided by financing activities was primarily related to the exercise of employee stock options offset by the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock.

Credit facility

As of March 31, 2014, we had no amounts outstanding on a $10.0 million line of credit with JPMorgan Chase Bank, N.A., which is due to expire on July 31, 2014. Any outstanding borrowings would be collateralized by substantially all of our assets. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Interest on the line of credit is payable monthly at an interest rate equal to either: (1) the prime rate or (2) LIBOR plus 1.75%. We have discretion in determining if specific advances against the line of credit are drawn down as a prime rate advance or a LIBOR advance. The terms of the credit line include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2014, we were in compliance with all of these covenants.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $4.6 million of potential earn-out payments for the remainder of 2014 due in connection with our acquisitions. We currently expect to use up to $11.0 million for capital expenditures for the remainder of 2014. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The provisions of this new guidance were effective as of the beginning of our 2014 fiscal year and did not have a material impact on our financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2014 and 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit is seeking monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 28, 2014, the Company learned that the default judgment will stand. The monetary amount of the judgment will be determined after a hearing on May 14, 2014.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.    Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	May 1, 2014		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	May 1, 2014		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q