Form 10-Q
period 2014-09-30
Echo Global Logistics, Inc.
filed 2014-10-30
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

        As of October 29, 2014, the Registrant had 23,747,151 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE	$320,565,829	$234,842,526	$873,355,913	$662,870,833
COSTS AND EXPENSES:
Transportation costs	262,135,779	194,259,277	719,378,267	544,176,331
Selling, general, and administrative expenses	45,761,471	30,810,112	124,033,421	92,097,832
Depreciation and amortization	3,693,949	2,660,755	10,060,299	7,868,534
INCOME FROM OPERATIONS	8,974,630	7,112,382	19,883,926	18,728,136
Interest expense	(40,439)	(185)	(67,168)	(1,357)
Other expense	(74,534)	(75,143)	(165,130)	(274,917)
OTHER EXPENSE, NET	(114,973)	(75,328)	(232,298)	(276,274)
INCOME BEFORE PROVISION FOR INCOME TAXES	8,859,657	7,037,054	19,651,628	18,451,862
INCOME TAX EXPENSE	(3,402,053)	(2,674,729)	(7,519,848)	(6,990,288)
NET INCOME	$5,457,604	$4,362,325	$12,131,780	$11,461,574
Basic net income per share	$0.24	$0.19	$0.53	$0.50
Diluted net income per share	$0.23	$0.19	$0.51	$0.49
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,101,634	$52,506,560
Accounts receivable, net of allowance for doubtful accounts of $1,531,790 and $1,792,012 at September 30, 2014 and December 31, 2013, respectively	163,067,296	109,662,529
Income taxes receivable	—	1,337,180
Prepaid expenses	2,220,604	2,510,791
Deferred income taxes	946,480	943,740
Other current assets	145,432	121,403
Total current assets	196,481,446	167,082,203
Property and equipment, net	21,216,183	15,536,831
Intangible assets:
Goodwill	77,898,547	51,650,060
Intangible assets, net of accumulated amortization of $13,924,780 and $11,120,733 at September 30, 2014 and December 31, 2013, respectively	31,993,199	10,647,246
Other assets	301,775	230,253
Total assets	$327,891,150	$245,146,593
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$103,970,759	$65,322,807
Due to seller-short term	4,493,221	5,763,779
Accrued expenses	18,682,144	8,322,117
Notes payable	17,507,500	—
Income tax payable	1,319,540	—
Total current liabilities	145,973,164	79,408,703
Due to seller-long term	2,367,361	1,386,653
Other noncurrent liabilities	1,483,254	1,573,780
Deferred income taxes	3,365,275	3,547,426
Total liabilities	153,189,054	85,916,562
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 23,066,829 and 22,900,471 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,309	2,291
Additional paid-in capital	110,172,069	106,831,802
Retained earnings	64,527,718	52,395,938
Total stockholders' equity	174,702,096	159,230,031
Total liabilities and stockholders' equity	$327,891,150	$245,146,593
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$12,131,780	$11,461,574
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(185,897)	13,040
Noncash stock compensation expense	3,351,598	2,636,317
Increase in contingent consideration due to seller	2,104,820	444,694
Depreciation and amortization	10,060,299	7,868,534
Change in assets, net of acquisitions:
Accounts receivable	(41,920,880)	(16,112,563)
Taxes receivable (payable)	2,656,720	1,476,035
Prepaid expenses and other assets	213,030	2,228,690
Change in liabilities, net of acquisitions:
Accounts payable	29,476,084	11,153,355
Accrued expenses and other	9,161,654	572,329
Net cash provided by operating activities	27,049,208	21,742,005
Investing activities
Purchases of property and equipment	(12,400,638)	(6,938,817)
Payments for acquisitions, net of cash acquired	(33,768,519)	(1,958,236)
Net cash used in investing activities	(46,169,157)	(8,897,053)
Financing activities
Principal payments on capital lease obligations	—	(24,086)
Tax benefit of stock options exercised	298,457	455,553
Payment of contingent consideration	(3,274,670)	(2,030,000)
Issuance of shares, net of issuance costs	563,679	1,121,200
Employee tax withholdings related to net share settlements of equity-based awards	(872,443)	(807,982)
Proceeds from borrowing	5,000,000	—
Repayments of amounts borrowed	(5,000,000)	—
Net cash used in financing activities	(3,284,977)	(1,285,315)
(Decrease) increase in cash and cash equivalents	(22,404,926)	11,559,637
Cash and cash equivalents, beginning of period	52,506,560	41,780,984
Cash and cash equivalents, end of period	$30,101,634	$53,340,621
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$67,168	$1,357
Cash paid during the period for income taxes	4,751,450	5,031,472
Non-cash financing activity
Due to seller	880,000	—
Notes payable to former owner of One Stop	17,507,500	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2014
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2013	22,900,471	$2,291	$106,831,802	$52,395,938	$159,230,031
Share compensation expense	—	—	3,351,598	—	3,351,598
Exercise of stock options	54,839	6	563,673	—	563,679
Common stock issued for vested restricted stock	156,012	16	(16)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(44,493)	(4)	(872,439)	—	(872,443)
Tax benefit from exercise of stock options	—	—	297,451	—	297,451
Net income	—	—	—	12,131,780	12,131,780
Balance at September 30, 2014	23,066,829	$2,309	$110,172,069	$64,527,718	$174,702,096

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results expected for the full year of 2014. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2013.

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

2. New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. The Company is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements.

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
Nine Months Ended September 30, 2014 and 2013

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

3. Acquisitions

2014 Acquisitions

Online Freight Services, Inc.

Effective January 1, 2014, the Company acquired Online Freight Services, Inc. ("OFS"), a non-asset based truckload transportation brokerage based in Mendota Heights, Minnesota, and the results of OFS have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of OFS for $9,460,742 in cash payable at closing and an additional $1,500,000 in cash consideration that may become payable upon achievement of certain performance measures on or prior to December 31, 2017. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $4,286,440 of goodwill, of which $880,000 is related to contingent consideration, and $4,850,000 of intangible assets, which primarily consists of customer relationships and trade names. This allocation is subject to change as the Company finalizes purchase accounting. The amount of goodwill deductible for U.S. income tax purposes is approximately $3,406,440, excluding future contingent consideration payments. For the three and nine month periods ended September 30, 2014, the Company recorded increases of $180,000 and $450,000, respectively, to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjustments to the forecasted financial performance of OFS resulting in a liability due to seller of $1,330,000 at September 30, 2014.

The amounts of revenue and net income of OFS included in the Company's consolidated statement of income from the acquisition date for the period ended September 30, 2014 are $48.9 million and $0.7 million, respectively.

Comcar Logistics, LLC

Effective February 1, 2014, the Company acquired Comcar Logistics, LLC ("Comcar"), a non-asset based truckload brokerage with offices in Jacksonville, Florida and Denver, Colorado, and the results of Comcar have been included in the unaudited consolidated financial statements since that date. The Company agreed to purchase the assets and assume certain liabilities of Comcar for $4,900,930 in cash. There is no contingent consideration associated with the purchase of Comcar. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $2,353,982 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes, and $2,500,000 of intangible assets, which primarily consists of customer relationships. This allocation is subject to change as the Company finalizes purchase accounting.

The amounts of revenue and net income of Comcar included in the Company's consolidated statement of income from the acquisition date for the period ended September 30, 2014 are $12.5 million and $0.1 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

One Stop Logistics, Inc.

Effective May 12, 2014, the Company acquired One Stop Logistics, Inc. ("One Stop"), a non-asset based brokerage headquartered in Watsonville, California. One Stop provides both truckload and less-than-truckload solutions, and has offices throughout the country. The Company agreed to purchase the assets and assume certain liabilities of One Stop for total consideration of $37.5 million in cash, which includes a working capital payment made during the third quarter of 2014. This $37.5 million will be paid in four separate payments, as follows:

Fair value of consideration transferred:
Cash Payment made at Closing	$19,262,980
Working Capital Payment made in September 2014	720,444
Cash Payment due in January 2015	13,782,500
Cash Payment due in May 2015	3,725,000
Total	$37,490,924
The payments due in January 2015 and May 2015 were recorded as notes payable on the opening balance sheet. There is no contingent consideration associated with the purchase of One Stop. The acquisition provided the Company with strategic growth and added an assembled workforce with strong sales talent and an established network of shippers and carriers.

The following table summarizes the allocation of the total consideration transferred for the acquisition of One Stop:

Cash	$—
Accounts receivable	5,369,508
Property and equipment	17,137
Other Assets	12,447
Goodwill	19,608,065
Intangible Assets	16,800,000
Total Assets Acquired	$41,807,157
Accounts Payable	$4,178,399
Accrued Expenses	137,834
Total Liabilities Assumed	$4,316,233
Total Consideration Transferred	$37,490,924
Goodwill of $19,608,065, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because One Stop, among other things, expanded the Company's presence in the truckload and less-than-truckload markets, especially in California, and added an experienced sales force with established customer relationships. The intangible assets are primarily customer relationships, which have a useful life of twelve years. This allocation is subject to change as the Company finalizes purchase accounting.
The amounts of revenue and net income of One Stop included in the Company's consolidated statement of income from the acquisition date for the period ended September 30, 2014 are $24.3 million and $1.1 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

Materiality of 2014 Acquisitions

The Company evaluated its 2014 acquisitions to determine if they are material on either an individual or aggregate basis, and concluded that the acquisitions of OFS, Comcar and One Stop are material on an aggregate basis. The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 as if the Company had acquired OFS, Comcar and One Stop as of January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$320,565,829	$263,508,172	$894,713,084	$747,986,385
Income from operations	8,974,630	8,259,118	21,155,168	21,580,739
Net income	5,457,604	5,075,595	12,917,407	13,235,893
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

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $6,860,582. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. The probability of paying the contingent consideration ranges from 15% to 50%, with discount rates used in determining the fair value of the contingent consideration ranging between 2% and 17%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation. Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2014 and December 31, 2013:

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(6,860,582)	—	—	$(6,860,582)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(7,150,432)	—	—	$(7,150,432)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2013	$(7,150,432)
Increase related to acquisition of OFS	(880,000)
Change in fair value	(2,104,820)
Payment of contingent consideration	3,274,670
Balance at September 30, 2014	$(6,860,582)

For the nine month period ended September 30, 2014, the Company recorded an adjustment to each of the eleven remaining contingent consideration obligations related to its acquisitions. The adjustments were the result of the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earn-out payments related to the purchases of these businesses.

For the nine month periods ended September 30, 2014 and 2013, the Company recognized charges of $2,104,820 and $444,694, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the nine month period ended September 30, 2014, the Company paid $3,274,670 in contingent earn-out payments. The Company paid the former owners of Nationwide Traffic Services LLC, Distribution Services Inc, Sharp Freight Systems, Lubenow Logistics LLC ("Lubenow"), Freight Management Inc ("FMI"), Freight Lanes International Inc ("FLI"), and Advantage Transport, Inc. ("Advantage") $437,500, $520,000, $287,170, $280,000, $520,000, $305,000, and $925,000, respectively, as the EBITDA targets set forth in the purchase agreements were met. For the nine month period ended September 30, 2013, the Company paid $2,030,000 in contingent earn-out payments. The Company paid the former owners of Lubenow, FMI, FLI and Advantage $280,000, $520,000, $305,000 and $925,000, respectively, as the EBITDA targets set forth in the purchase agreement were met.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

5. Intangibles and Other Assets

The following is a roll-forward of goodwill from December 31, 2013 to September 30, 2014:

Balance as of December 31, 2013	$51,650,060
Goodwill acquired related to the purchase of OFS	4,286,440
Goodwill acquired related to the purchase of Comcar	2,353,982
Goodwill acquired related to the purchase of One Stop	19,608,065
Balance as of September 30, 2014	$77,898,547

The following is a summary of amortizable intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	Weighted-Average Life
Customer relationships	$44,938,979	$21,438,979	10.1 years
Noncompete agreements	339,000	139,000	4.2 years
Trade names	640,000	190,000	4.4 years
	45,917,979	21,767,979	10.0 years
Less accumulated amortization	(13,924,780)	(11,120,733)
Intangible assets, net	$31,993,199	$10,647,246

Amortization expense related to intangible assets was $2,804,047 and $1,790,308 and for the nine months ended September 30, 2014 and 2013, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2014	$1,121,776
2015	4,383,929
2016	4,054,063
2017	3,741,285
2018	3,337,180
Thereafter	15,354,966
$31,993,199

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Accrued compensation	$11,167,691	$4,147,590
Accrued rebates	3,044,987	2,298,476
Deferred rent	281,247	263,893
Other	4,188,219	1,612,158
Total accrued expenses	$18,682,144	$8,322,117

The other noncurrent liability as of September 30, 2014 and December 31, 2013 is the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before provision for income taxes	$8,859,657	$7,037,054	$19,651,628	$18,451,862
Income tax expense	(3,402,053)	(2,674,729)	(7,519,848)	(6,990,288)
Effective tax rate	38.4%	38.0%	38.3%	37.9%

The increase in the Company's effective tax rate was primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the number of weighted average common share equivalents outstanding. There were no employee stock options excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013. The computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$5,457,604	$4,362,325	$12,131,780	$11,461,574
Denominator:
Denominator for basic earnings per share-weighted-average shares	23,042,064	22,888,907	23,008,746	22,847,574
Effect of dilutive securities:
Employee stock awards	682,547	572,050	551,473	504,820
Denominator for dilutive earnings per share	23,724,611	23,460,957	23,560,219	23,352,394
Basic net income per common share	$0.24	$0.19	$0.53	$0.50
Diluted net income per common share	$0.23	$0.19	$0.51	$0.49

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

9. Stock-Based Compensation Plans

The Company recorded $938,250 and $3,351,598 in total stock-based compensation expense with corresponding tax benefits of $365,918 and $1,307,123 for the three and nine month periods ended September 30, 2014, respectively. For the three and nine month periods ended September 30, 2013, the Company recorded $769,727 and $2,636,317 in total stock-based compensation expense with corresponding tax benefits of $300,194 and $1,028,164, respectively. During the nine month period ended September 30, 2014, the Company did not grant any stock options. During the nine month period ended September 30, 2013, the Company granted 3,000 stock options to one employee. The Company granted 181,157 and 125,863 shares of restricted stock to various employees during the nine month periods ended September 30, 2014 and 2013, respectively. In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 43,437 shares of performance and market-based stock during the nine month period ended September 30, 2014. In 2013, the Company initiated a performance stock incentive plan for certain executives that provides vesting based on specific financial performance measurements. The Company granted 34,328 shares of performance stock during the nine month period ended September 30, 2013.

There were no options granted during the nine month period ended September 30, 2014. The following assumptions were utilized in the valuation for options granted during the nine months ended September 30, 2013.

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
In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not recorded a gain related to this ruling as of September 30, 2014.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

11. Revolving Credit Facility

On May 2, 2014, the Company entered into a revolving credit agreement with PNC Bank. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20.0 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. The Company's ability to access the revolving credit facility is subject to its compliance with the terms and conditions of the credit facility, including customary covenants that provide limitations and conditions on the Company's ability to enter into certain transactions. The credit agreement also contains financial covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2014, the Company was in compliance with all such covenants.

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

During the second quarter of 2014, the Company drew $5.0 million on the revolving credit facility, all of which was repaid as of June 30, 2014. At September 30, 2014, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $14.5 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at September 30, 2014 was $35.5 million.

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

Results of Operations

The following table represents certain statement of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$320,566	$234,843	$873,356	$662,871
Transportation costs	262,136	194,259	719,378	544,176
Net revenue	58,430	40,584	153,978	118,695
Operating expenses:
Commissions	16,916	10,188	42,886	30,122
Selling, general and administrative expenses	28,045	20,592	79,043	61,531
Contingent consideration expense	800	31	2,105	445
Depreciation and amortization	3,694	2,661	10,060	7,869
Total operating expenses	49,455	33,472	134,094	99,967
Income from operations	8,975	7,112	19,884	18,728
Other expense	(115)	(75)	(232)	(276)
Income before provision for income taxes	8,860	7,037	19,652	18,452
Income tax expense	(3,402)	(2,675)	(7,520)	(6,990)
Net income	$5,458	$4,362	$12,132	$11,462
Net income per share of common stock:
Basic	$0.24	$0.19	$0.53	$0.50
Diluted	$0.23	$0.19	$0.51	$0.49
Shares used in per share calculations:
Basic	23,042	22,889	23,009	22,848
Diluted	23,725	23,461	23,560	23,352

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $873.4 million and $662.9 million for the nine month periods ended September 30, 2014 and 2013, respectively, representing a period-over-period increase of 31.8%.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the nine month periods ended September 30, 2014 and 2013, Enterprise clients accounted for 26% and 30%, respectively, of our revenue and Transactional clients accounted for 74% and 70%, respectively, of our revenue. We expect to continue to grow both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, intermodal and small parcel. Other transportation modes include domestic air, expedited services and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine month period ended September 30, 2014, TL accounted for 53% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue, small parcel accounted for 3% of our revenue and other transportation modes accounted for 1% of our revenue. For the nine month period ended September 30, 2013, TL accounted for 45% of our revenue, LTL accounted for 42% of our revenue, intermodal accounted for 7% of our revenue, small parcel accounted for 5% of our revenue and other transportation modes accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue margin. For the nine month periods ended September 30, 2014 and 2013, our net revenue was $154.0 million and $118.7 million, respectively, reflecting an increase of 29.7%.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the nine month periods ended September 30, 2014 and 2013, commission expense was 27.9% and 25.4%, respectively, of our net revenue. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. For the nine month periods ended September 30, 2014 and 2013, our selling, general and administrative expenses were $79.0 million and $61.5 million, respectively. For the nine month periods ended September 30, 2014 and 2013, selling, general and administrative expenses as a percentage of net revenue were 51.3% and 51.8%, respectively.

Our contingent consideration expenses consist of the change in the fair value of the contingent liabilities payable to the sellers of our acquired businesses. The contingent liabilities relate to expected earn-out payments that will be paid upon the achievement of certain performance measures by our acquired businesses. These liabilities are evaluated on a quarterly basis and the change in the contingent consideration is included in the selling, general and administrative expenses in our consolidated statement of income. For the nine month periods ended September 30, 2014 and 2013, we recorded charges of $2.1 million and $0.4 million, respectively, related to fair value adjustments to the contingent consideration obligation. The increase is primarily due to improved performance of several acquired businesses, which has increased the probability of these acquired businesses achieving their earnout targets.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, furniture and fixtures and internally developed software. For the nine month periods ended September 30, 2014 and 2013, depreciation expense was $7.3 million and $6.1 million, respectively. The increase is primarily due to the depreciation of property and equipment related to the expansion of our Chicago headquarters.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. For the nine month periods ended September 30, 2014 and 2013, amortization expense was $2.8 million and $1.8 million, respectively. The increase is due to the amortization of intangible assets associated with the acquisitions of Online Freight Services, Inc. ("OFS"), Comcar Logistics, LLC ("Comcar") and One Stop Logistics, Inc. ("One Stop").

Comparison of the nine months ended September 30, 2014 and 2013

Revenue

Our revenue increased by $210.5 million, or 31.8%, to $873.4 million for the nine month period ended September 30, 2014, from $662.9 million for the nine month period ended September 30, 2013. The increase was attributable to the increase in the number of our clients and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $85.7    million of additional revenue generated in 2014 from the acquisitions of OFS, Comcar and One Stop.

Our revenue from Enterprise clients increased by $28.5 million, or 14.4%, to $226.7 million for the nine month period ended September 30, 2014, from $198.2 million for the nine month period ended September 30, 2013, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 25.9% of our revenue for the period ended September 30, 2014 from 29.9% for the period ended September 30, 2013 due to an increase in the number of Transactional shipments.

Our revenue from Transactional clients increased by $182.1 million, or 39.2%, to $646.8 million for the nine month period ended September 30, 2014, from $464.7 million for the nine month period ended September 30, 2013. Our percentage of revenue from Transactional clients increased to 74.1% of our revenue for the nine month period ended September 30, 2014, from 70.1% of our revenue for the nine month period ended September 30, 2013. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of OFS, Comcar and One Stop. Our revenue per Transactional client increased by approximately 6.4% for the nine month period ended September 30, 2014 compared to the same period in 2013.

Transportation costs

Our transportation costs increased by $175.2 million, or 32.2%, to $719.4 million for the nine month period ended September 30, 2014, from $544.2 million for the nine month period ended September 30, 2013. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.4% for the nine month period ended September 30, 2014 from 82.1% for the nine month period ended September 30, 2013 due to an increased percentage of TL shipments in the composition of our sales volume. Also included in this increase is the transportation costs associated with the revenue generated from our 2014 acquisitions.

Net revenue

Net revenue increased by $35.3 million, or 29.7%, to $154.0 million for the nine month period ended September 30, 2014, from $118.7 million for the nine month period ended September 30, 2013. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.6% for the nine month period ended September 30, 2014, from 17.9% for the nine month period ended September 30, 2013. The decrease in net revenue margins was primarily the result of a higher percentage of TL revenue as a percentage of total revenue in the nine month period ended September 30, 2014 when compared to the same period in 2013.

Operating expenses

Commission expense increased by $12.8 million, or 42.4%, to $42.9 million for the nine month period ended September 30, 2014, from $30.1 million for the nine month period ended September 30, 2013. This increase was primarily attributable to the increase in net revenue. For the nine month periods ended September 30, 2014 and 2013, commission expense was 27.9% and 25.4%, respectively, of our net revenue. This increase was due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses increased by $17.5 million, or 28.5%, to $79.0 million for the nine month period ended September 30, 2014, from $61.5 million for the nine month period ended September 30, 2013. The increase was primarily the result of hiring sales personnel to drive continued growth of our business, hiring operational personnel to support our growth in customers and shipment volume, and acquisition-related transaction costs for our 2014 acquisitions. As a percentage of net revenue, selling, general and administrative expenses decreased to 51.3% for the nine month period ended September 30, 2014, from 51.8% for the nine month period ended September 30, 2013. The decrease, as a percentage of net revenue, was primarily attributable to the increased productivity of our sales representatives and to our acquisition of businesses in 2014.

Contingent consideration

The contingent consideration expense recognized in our consolidated statement of income was $2.1 million for the nine month period ended September 30, 2014 compared to $0.4 million for the nine month period ended September 30, 2013. For the nine month periods ended September 30, 2014 and 2013, the increases in the contingent consideration expense were due to greater probability of acquisitions achieving EBITDA earn-out targets and changes to the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2014.

Depreciation and amortization

Depreciation expense increased by $1.2 million, or 19.4%, to $7.3 million for the nine month period ended September 30, 2014, from $6.1 million for the nine month period ended September 30, 2013. The increase in depreciation expense was primarily attributable to the depreciation of property and equipment related to the expansion of our Chicago headquarters. Amortization expense increased by $1.0 million, or 56.6%, to $2.8 million for the nine month period ended September 30, 2014, from $1.8 million for the nine month period ended September 30, 2013. The increase in amortization expense was attributable to the amortization of intangible assets related to our 2014 acquisitions.

Income from operations

Income from operations increased by $1.2 million, or 6.2%, to $19.9 million for the nine month period ended September 30, 2014, from $18.7 million for the nine month period ended September 30, 2013. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense decreased to $0.2 million for the nine month period ended September 30, 2014 from $0.3 million for the nine month period ended September 30, 2013.

Income tax expense increased to $7.5 million for the nine month period ended September 30, 2014, from $7.0 million for the nine month period ended September 30, 2013. This increase was due to the increase in income from operations discussed above. Our effective tax rate for the nine month period ended September 30, 2014 increased to 38.3%, from 37.9% for the nine month period ended September 30, 2013. The increase in our effective tax rate was primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

Net Income

Net income increased by $0.6 million, or 5.8%, to $12.1 million for the nine month period ended September 30, 2014, from $11.5 million for the nine month period ended September 30, 2013, due to the items previously discussed.

Comparison of the three months ended September 30, 2014 and 2013

Revenue

Our revenue increased by $85.8 million, or 36.5%, to $320.6 million for the three month period ended September 30, 2014, from $234.8 million for the three month period ended September 30, 2013. The increase was attributable to the increase in the number of our clients and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $38.6 million of additional revenue generated in 2014 from the acquisitions of OFS, Comcar and One Stop.

Our revenue from Enterprise clients increased by $7.2 million, or 10.1%, to $78.3 million for the three month period ended September 30, 2014, from $71.1 million for the three month period ended September 30, 2013, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. Our percentage of revenue from Enterprise clients decreased to 24.4% of our revenue for the period ended September 30, 2014 from 30.3% for the period ended September 30, 2013 due to an increase in the number of Transactional shipments.

Our revenue from Transactional clients increased by $78.6 million, or 48.0%, to $242.3 million for the three month period ended September 30, 2014, from $163.7 million for the three month period ended September 30, 2013. Our percentage of revenue from Transactional clients increased to 75.6% of our revenue for the three month period ended September 30, 2014, from 69.7% of our revenue for the three month period ended September 30, 2013. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of OFS, Comcar and One Stop. Our revenue per Transactional client increased by approximately 13.1% for the three month period ended September 30, 2014 compared to the same period in 2013.

Transportation costs

Our transportation costs increased by $67.8 million, or 34.9%, to $262.1 million for the three month period ended September 30, 2014, from $194.3 million for the three month period ended September 30, 2013. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Also included in this increase is the transportation costs associated with the revenue generated from our 2014 acquisitions. Our transportation costs as a percentage of revenue decreased to 81.8% for the three month period ended September 30, 2014 from 82.7% for the three month period ended September 30, 2013.

Net revenue

Net revenue increased by $17.8 million, or 44.0%, to $58.4 million for the three month period ended September 30, 2014, from $40.6 million for the three month period ended September 30, 2013. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 18.2% for the three month period ended September 30, 2014, from 17.3% for the three month period ended September 30, 2013. The increase in net revenue margins was the result of our ability to pass on increasing carrier costs to our customers at a higher rate.

Operating expenses

Commission expense increased by $6.7 million, or 66.0%, to $16.9 million for the three month period ended September 30, 2014, from $10.2 million for the three month period ended September 30, 2013. This increase was primarily attributable to the increase in net revenue. For the three month periods ended September 30, 2014 and 2013, commission expense was 29.0% and 25.1%, respectively, of our net revenue. This increase was due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses increased by $7.4 million, or 36.2%, to $28.0 million for the three month period ended September 30, 2014, from $20.6 million for the three month period ended September 30, 2013. The increase was primarily the result of hiring sales personnel to drive continued growth of our business and hiring operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses decreased to 48.0% for the three month period ended September 30, 2014, from 50.7% for the three month period ended September 30, 2013. The decrease, as a percentage of net revenue, was primarily attributable to the increased productivity of our sales representatives and to our acquisition of businesses in 2014.

Contingent consideration

The contingent consideration expense recognized in our consolidated statement of income was $0.8 million for the three month period ended September 30, 2014 compared to $0.03 million for the three month period ended September 30, 2013. For the three month periods ended September 30, 2014 and 2013, the increase in the contingent consideration expense was due to greater probability of acquisitions achieving EBITDA earn-out targets and changes to the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of September 30, 2014.

Depreciation and amortization

Depreciation expense increased by $0.5 million, or 23.3%, to $2.6 million for the three month period ended September 30, 2014, from $2.1 million for the three month period ended September 30, 2013. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, furniture and fixtures, and depreciation on the capitalization of internally developed software. Amortization expense increased by $0.5 million, or 93.1%, to $1.1 million for the three month period ended September 30, 2014, from $0.6 million for the three month period ended September 30, 2013. The increase in amortization expense was attributable to the amortization of intangible assets related to our 2014 acquisitions.

Income from operations

Income from operations increased by $1.9 million, or 26.2%, to $9.0 million for the three month period ended September 30, 2014, from $7.1 million for the three month period ended September 30, 2013. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained relatively consistent at $0.1 million for both the three month periods ended September 30, 2014 and September 30, 2013.

Income tax expense increased to $3.4 million for the three month period ended September 30, 2014, from $2.7 million for the three month period ended September 30, 2013. This increase was due to the increase in income from operations discussed above. Our effective tax rate for the three month period ended September 30, 2014 increased to 38.4%, from 38.0% for the three month period ended September 30, 2013.

Net Income

Net income increased by $1.1 million, or 25.1%, to $5.5 million for the three month period ended September 30, 2014, from $4.4 million for the three month period ended September 30, 2013, due to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2014, we had $30.1 million in cash and cash equivalents, $50.5 million in working capital and $35.5 million available under our credit facility, which matures on May 2, 2017.

Cash provided by operating activities

For the nine month period ended September 30, 2014, $27.0 million of cash was provided by operating activities, representing an increase of $5.3 million compared to the nine month period ended September 30, 2013. For the nine month period ended September 30, 2014, we generated $27.5 million in cash from net income, adjusted for non-cash operating items, compared to $22.4 million for the nine month period ended September 30, 2013. For the nine month periods ended September 30, 2014 and 2013, cash flow generation was offset by $0.4 million and $0.7 million, respectively, in changes to net working capital. This change is primarily due to the growth of our business.

Cash used in investing activities

Cash used in investing activities was $46.2 million and $8.9 million during the nine month periods ended September 30, 2014 and 2013, respectively. For the nine month period ended September 30, 2014, the primary investing activities were the acquisition related payments to OFS, Comcar and One Stop, the procurement of computer hardware and software, and the internal development of computer software. For the nine month period ended September 30, 2013, the primary investing activities were related to the procurement of computer hardware and software, the internal development of computer software and the acquisition of Open Mile, Inc.

Cash used in financing activities

During the nine month period ended September 30, 2014, net cash used in financing activities was $3.3 million compared to net cash used in financing activities of $1.3 million for the nine month period ended September 30, 2013. For the nine month period ended September 30, 2014, the use of cash in financing activities was primarily attributable to contingent consideration payments of $3.3 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. For the nine month period ended September 30, 2013, the net cash used in financing activities was primarily related to contingent consideration payments of $2.0 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock offset by the exercise of employee stock options.

Revolving credit facility

On May 2, 2014, we entered into a revolving credit agreement with PNC Bank. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. Our ability to access the revolving credit facility is subject to our compliance with the terms and conditions of the credit facility, including customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2014, we were in compliance with all such covenants.

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

During the second quarter of 2014, we drew $5 million on the revolving credit facility, all of which was repaid as of June 30, 2014. At September 30, 2014, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $14.5 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at September 30, 2014 was $35.5 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $2.9 million of potential earn-out payments for the remainder of 2014 in connection with our acquisitions. We currently expect to use up to $3.0 million for capital expenditures for the remainder of 2014. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2014 and 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not recorded a gain related to this ruling as of September 30, 2014.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	October 30, 2014		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	October 30, 2014		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q