Form 10-K
period 2014-12-31
Echo Global Logistics, Inc.
filed 2015-02-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recent completed second quarter, was $408,561,871 (based upon closing price of these shares on the Nasdaq Global Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 25, 2015 was 23,825,869.

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
Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E if the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in Part I, Item 1 "Business," Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
The success of our model and its ability to deliver a competitive value proposition to the small and middle-market shipper has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown rapidly within this market segment in recent years, primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services, the development of a training program that enables better client service and the hiring of additional salespeople. We also have supplemented our organic growth through selective acquisitions.

We were formed as a Delaware limited liability company in January 2005 and converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Our common stock is listed on the Nasdaq Global Market under the symbol “ECHO.”
Our Clients
We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories: Transactional and Enterprise.
Transactional Clients
We service Transactional clients on a shipment-by-shipment basis. Pricing is often quoted according to pre-existing price agreements maintained with our LTL carriers, or pricing procured in the spot market for TL carriers. It is the objective of our sales representatives to expand client relationships by increasing the shipper's percentage of total freight spend directed to Echo. Transactional clients benefit from their access to our advanced technology, service quality and competitive pricing.
Our revenue from Transactional clients has continued to increase annually, totaling $526.8 million in 2012, $616.6 million in 2013 and $871.3 million in 2014. Revenue from Transactional clients as a percentage of total revenue was 70% in each of 2012 and 2013 and 74% in 2014.

Enterprise Clients
We typically enter into multi-year contracts with our Enterprise clients, generally with terms of one to three years, to satisfy some, or substantially all, of their transportation management needs. Each Enterprise client is assigned one or more dedicated account executives. In limited instances, an Enterprise client will request that its account executives work on-site at the client's location.
Dedicated account executives, together with account management and technology staff, form our Solutions and Integration team that initiates the on-boarding process for each new Enterprise client. This team reviews the client's existing business processes, develops a preliminary freight management plan and targets a percentage cost savings achievable for the client over the life of the contract. The team then develops an integration plan that links the client's back office processes to our proprietary technology platform.
The Enterprise relationship is initially predicated on a high level of personalized service, cost savings, and the improved efficiency, transparency and reporting achieved through reliance on our systems. Each client's dedicated account team seeks to become more knowledgeable about the client's supply chain operations through an ongoing series of quarterly business reviews. Through this process, additional opportunities for efficiency gains, operating improvements and cost savings are identified and recommended by account managers who generally have significant industry experience.
Enterprise contracts often are on an exclusive basis for a certain transportation mode or point of origin and may apply to one or many modes used by the client. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of an Enterprise client's transportation spend. In our experience, compliance with such provisions varies from client to client and over time. We work with our Enterprise clients and expect them to maintain and improve compliance with any applicable exclusivity provisions.
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
Echo had 260 Enterprise client relationships at December 31, 2014. Our revenue from all Enterprise clients has continued to increase annually, totaling $230.9 million in 2012, $267.6 million in 2013 and $302.1 million in 2014. Revenue from Enterprise clients as a percentage of total revenue was 30% in each of 2012 and 2013 and 26% in 2014.
Our Proprietary Technology
Our proprietary technology platform ("Optimizer") is fundamental to our operating system and solutions offering. We run our business on a technology platform engineered and built from the ground up and believe its proprietary nature differentiates us from our competition in a number of critical ways. All parties to each transaction (clients, carriers and Echo employees) are unified on a single platform through access portals customized to each party's needs. We believe such integration yields critical synergies throughout our organization as well as with our clients and our carriers. Equally important, internal integration ensures speed and accuracy of data capture, information exchange, shipment execution and back-end reporting capabilities.
We believe our web-based suite of applications connects clients with every function required to run an efficient transportation and logistics program. Transportation solutions developed for Enterprise clients often involve back-end systems integration, and both the solution and the specific integration requirements vary by client. Optimizer affords us the flexibility to support the supply chain needs of each client, regardless of specifications of the client's own system.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our web portal ("EchoTrak"), by other computer protocols or by phone. Our system generates price and carrier options for our clients based on either rates pre-negotiated with preferred carriers or historical price and capacity data stored in our system. If a client enters its own shipment, EchoTrak automatically alerts the appropriate account executive. Once the carrier is selected, the client's account executive uses our system to manage all aspects of the shipping process through the life cycle of the shipment. Our clients use Optimizer's "track and trace" tools to monitor shipment status through EchoTrak.
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities. We believe the agility of Optimizer is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that mode on an enterprise-wide basis. In

2014, 2013 and 2012, we spent approximately $9.6 million, $8.4 million and $7.1 million, respectively, on the development of Optimizer and related technologies.
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
Our Transportation Solutions
We satisfy the market demand for freight transportation solutions by delivering a competitive value proposition that combines advanced technology, excellent client service, competitive pricing and highly customized transportation solutions to businesses seeking external transportation management expertise. As a non-asset-based provider of technology enabled transportation and logistics services, our solutions offerings take many forms, including multi-modal transportation brokerage and logistics services.
Mode-Specific Offerings
For clients managing their freight on a transactional basis, Echo offers a wide array of shipping options from which to choose:

•
Truckload.    We provide TL service across all TL segments, including dry van, temperature-controlled and flatbed trucks. Our LaneIQ technology uses our predictive pricing algorithms, industry relationships and historical lane-specific price and capacity data to quickly satisfy our clients' TL needs

•
Less than Truckload.     We maintain relationships with, and utilize the vast majority of, LTL carriers in the market. Using our innovative RateIQ 2.0 technology, we obtain real-time price and transit time information for every LTL shipment we broker.

•
Small Parcel.    We provide small parcel services for packages of all sizes. Using our EchoPak technology, we often are able to deliver cost saving opportunities to those clients with significant small parcel freight spend.

•
Intermodal.    Intermodal transportation is the shipping of freight by multiple modes. We offer intermodal transportation services for our clients that utilize a combination of truck and rail. Our dedicated intermodal team can select the combination of truck and rail service that best satisfies each client's individual price and shipment criteria.

•	Domestic Air and Expedited Services. We provide domestic air and expedited shipment services for our clients whose delivery requirements cannot be satisfied by traditional over the road service.

•
International.    For clients seeking the ease of a comprehensive international delivery option, we provide air and ocean transportation services. Dedicated account teams are able to consolidate shipments, coordinate routing, prearrange custom clearance and organize local pick-up and delivery, all in an effort to minimize the time and economic burdens associated with international shipping.

Logistics Services Offering
Many clients prefer a comprehensive and customized freight management solution that maximizes system wide efficiencies as well as cost savings. In these instances, the shippers outsource their freight management needs to us. For these shippers, often part of our Enterprise group, we develop a plan involving a wide range of multi-modal freight brokerage services that often includes the redesign and re-engineering of distribution networks that connect a client to its suppliers and customers.
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, selection, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill audit and payment;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back end reports customized to the internal reporting needs of the business

Our Employees
As of December 31, 2014, Echo had 1,734 employees, of which 1,122 were sales employees and agents.
Our sales representatives and agents are located in 33 offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers (our clients) and carriers. Sales agents work independently or in station offices and tend to be experienced industry sales professionals managing their own client relationships. Both sales employees and sales agents are primarily responsible for managing and servicing the client relationships whose business they secure.
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
Our Carrier Network
In 2014, we continued to enhance our vast carrier network of motor, rail and air freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Because we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
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
The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one carrier, and our largest carriers by TL, LTL, intermodal and small parcel accounted for approximately 1.0%, 5.4%, 2.1% and 2.2%, respectively, of our total transportation costs across all modes of transportation in 2014.
Competition
We operate in the highly competitive and fragmented market for commercial freight transportation and third-party logistics services. Primary competitors to our services include other national non-asset based third-party logistics companies, as well as regional or niche freight brokerages, asset-based carriers offering brokerage and/or logistics services, wholesale intermodal transportation service providers and rail carriers. In addition, we may from time to time compete against carriers' internal sales forces or shippers' internal transportation departments. We also buy transportation services from, and sell to, some of the companies with which we compete.
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
Government Regulation
We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. Subject to applicable federal and state regulation, we arrange for the transportation of most types of freight to and from any point in the United States.  We arrange transportation for United States domestic shipments by land that are mostly governed by federal regulation, such as the Federal Motor Carrier Safety Administration (the “FMCSA”), which is an agency of the Department of Transportation; some shipments are also regulated by various state agencies. The FMCSA has broad regulatory powers in areas such as safety and insurance relating to interstate motor-carrier and property broker operations. The transportation industry is subject to possible changes in the governing law (such as the possibility of more stringent environmental, safety regulations or limits on vehicle weight and size) that could impact the economics of the industry.
Our international operations are impacted by a wide variety of United States regulations from various government departments, such as the State Department, Department of Commerce and Treasury Department. Regulations deriving from these departments may cover matters such as the type of commodities that may be shipped and how certain commodities may be shipped. These departments also issue regulations regarding unfair international trade practices and limitations on entities with which we may engage in business.
We contract with indirect air carriers who have been approved by the Transportation Security Administration (the “TSA”) and the Department of Transportation to arrange for transportation by air for our customers.  The air freight industry is subject to regulatory and legislative changes that could affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.
Our ocean transportation business in the United States is subject to regulation by the Federal Maritime Commission (the “FMC”). We are not licensed as an ocean freight forwarder or a non-vessel operating common carrier operator. However, we do engage in business with entities who are licensed in ocean transportation so that we may arrange for transportation by sea for our customers.
Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor-carriers and property brokers, some intrastate shipments for which we arrange transportation may be subject to additional licensing registration or permit requirements.  Generally, we contractually require the carrier transporting the shipment to ensure compliance with these types of requirements. Although compliance with the regulations governing licenses in these areas has not had a material adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes will not adversely impact our operations in the future.  Violation of these regulations could also subject us to fines as well as increased claims liability.
Risk Management and Insurance
If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our client's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss of such claim. We mitigate this risk by using our quality program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide to us. In addition, we carry our own insurance to protect us against client claims for damaged shipments in cases where a carrier's coverage may have lapsed.
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
We require all motor-carriers we work with to carry at least $1,000,000 in auto liability insurance and $100,000 in cargo insurance. We also maintain a broad cargo liability insurance policy to protect us against cargo damages that may not be recovered from the responsible motor-carrier. We also carry various other liability insurance policies, including auto and general liability. Our collective insurance policies that relate to the transportation of goods have a cap of $17,250,000.
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
The success of our business depends to a large extent on our relationships with our clients and our reputation for providing high-quality technology enabled transportation and logistics services. We do not own or control the transportation assets that deliver our clients' freight, and we do not employ the people directly involved in delivering the freight. We rely on independent third parties to provide TL, LTL, small parcel, intermodal, domestic air, expedited and international carrier services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our clients with important service data and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our commitments to our clients, our operating results could be adversely affected, and our clients could utilize the services of our competitors temporarily or permanently. Many of these risks are beyond our control and difficult to anticipate, including:

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
Carriers may charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Increased demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing.
Competition could substantially impair our business and our operating results.
The transportation services industry is highly competitive. We compete against other national non-asset based third-party logistics companies, as well as regional or niche freight brokerages, asset-based carriers offering brokerage and/or logistics services, wholesale intermodal transportation service providers and rail carriers. In addition, we may from time to time compete against carriers' internal sales forces and shippers' transportation departments. At times, we buy transportation services from, and sell to, our competitors. Historically, competition has created a downward pressure on freight rates and continuation of this rate pressure may adversely affect our revenue and income from operations.
In addition, a software platform and database similar to Optimizer could be created over time by a competitor with sufficient financial resources and comparable experience in the transportation services industry. If our competitors are able to offer comparable services, we could lose clients, and our market share and profit margin could decline. Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced profit margins or a loss of market share, any one of which could harm our business.
We are reliant on technology to operate our business and our continued success is dependent on our systems continuing to provide the necessary support to service our customers effectively.
We rely heavily on Optimizer to track and store externally and internally generated market data, analyze the capabilities of our carrier network and recommend cost-effective carriers in the appropriate transportation mode. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends, which may lead to significant ongoing research and development costs. We may be unable to accurately determine the needs of our clients and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue. Despite testing, we may be unable to detect defects in existing or new versions of our proprietary software, or errors may arise in our software. Any failure to identify and address such defects or errors could result in loss of revenue or market share, liability to clients or others, diversion of resources, injury to our reputation, and increased service and maintenance costs. Correction of such errors could prove to be impossible or very costly, and responding to resulting claims or liability could similarly involve substantial cost.
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
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We currently have six registered trademarks to protect our brands. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights, imitating or duplicating our technology, services or methodologies, including Optimizer, or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, Optimizer incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We have extensive selling and implementation cycles to secure a new Enterprise contract, which require significant investments of resources.
We typically face extensive selling and implementation cycles to secure a new Enterprise contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential Enterprise clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our Enterprise selling cycle, which can take up to six months, is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services (such as other providers or in-house resources) and the timing of our clients' budget cycles and approval processes.
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
Our Transactional clients, which accounted for 74% and 70% of our revenue in 2014 and 2013, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Enterprise clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract or provide the negotiated level of cost savings, the client can terminate the relationship. Enterprise contracts accounting for 10.5% and 11.5% of our total 2014 revenue are scheduled to expire (subject to possible renewal) in 2015 and 2016, respectively.
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
If a significant number of our Transactional or Enterprise clients elect to terminate or not renew their engagements with us, or if the shipping volume of a significant number of our clients decreases, our business, operating results and financial condition could suffer. If we are unable to renew our Enterprise contracts at favorable rates, our revenue may decline.

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
Changes in fuel prices may change carrier prices, and volatility in fuel prices may make it more difficult to pass through this cost to our clients, which may impair our operating results.
Fuel prices can be volatile and difficult to predict. After reaching historically high levels in prior years, fuel prices have declined significantly in 2014. Our clients expect these savings to be passed along through lower prices. If carriers do not lower their prices to reflect the decrease in fuel costs, this could negatively impact our shipment volume, as our clients would seek other shipping options. This decrease in volume would negatively impact our gross profits and income from operations.
Despite the recent decline in fuel prices, there is a risk that fuel prices could rise significantly in future periods. In the event fuel prices rise, carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to continue to pass through to our clients the full amount of these increased costs. Higher fuel costs could also cause material shifts in the percentage of our revenue by transportation mode, as our clients may elect to utilize alternative transportation modes. In addition, increased volatility in fuel prices may affect our gross profits and income from operations if we are not able to pass through to our clients any higher costs associated with such volatility. Any material shifts to transportation modes with respect to which we realize lower gross profit margins could impair our operating results.
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
In 2014, we continued to enhance our sizable carrier network of motor, rail and air freight transportation providers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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

We extend credit to certain clients in the ordinary course of business as part of our business model. By extending credit, we increase our exposure to uncollected receivables. A deterioration in the global or domestic economy could drive an increase in business failures, downsizing and delinquencies, which could cause an increase in our credit risk. If we fail to monitor and manage effectively any increased credit risk, our immediate and long-term liquidity may be adversely affected. In addition, if one of our key clients defaults in paying us, our profitability would be negatively impacted.
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
We are currently providing customs broker services through contacts with licensed customs brokers. We have registered as an indirect air carrier with the TSA, and as a registered indirect air carrier we are required to comply with air security regulations imposed by the TSA. In addition, our ocean transportation business is subject to regulation by the FMC.

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
Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and auto liability. Since January 2014, we have been self-insured for our employee health plans.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile.
Since our initial public offering in October 2009 through February 25, 2015, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.04 on November 11, 2010 to a high of $30.08 on December 26, 2014.
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
In addition, if the stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and distracting to management. As a result, you could lose all or part of your investment.
Our quarterly results are difficult to predict and may vary from quarter to quarter, which may result in our failure to meet the expectations of investors and increased volatility of our stock price.
The degree to which our clients continue to use of our services depends in part on the business activities of our clients and our ability to continue to meet their cost saving needs. A significant percentage of our revenue is subject to the discretion of our Transactional clients, who may stop using our services at any time. In addition, the transportation industry in which we operate is subject to some degree of seasonal sales fluctuation, as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. Therefore, the number, size and profitability of shipments may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock and volatility in our stock price.
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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
Our principal executive offices are located in Chicago, Illinois. As of December 31, 2014, we conducted our business from the following properties, all of which are leased:

Corporate Headquarters
Chicago, Illinois

Branch Locations
Atlanta, Georgia
Bend, Oregon
Boston, Massachusetts
Buffalo, Minnesota
Clackamas, Oregon
Clearwater, Florida
Coon Rapids, Minnesota
Dallas, Texas
Denver, Colorado
Green Bay, Wisconsin
Houston, Texas
Jacksonville, Florida
Lake Havasu, Arizona
Long Beach, California
Mendota Heights, Minnesota
Nashville, Tennessee
New Albany, Indiana
Park City, Utah
Port Sanilac, Michigan
Rochester, New York
San Francisco, California
San Ramon, California
Sandy, Utah
Scottsdale, Arizona
Taylor, Arkansas
Troy, Michigan
Vancouver, Washington
Watsonville, California
West Sacramento, California
Yorba Linda, California

Data Center
Englewood, Colorado
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

Effective July 1, 2012, we acquired the assets of Shipper Direct Logistics, Inc. ("Shipper Direct'"), a truckload transportation brokerage located near Nashville, Tennessee. In August 2012, we discovered that the revenue and profitability of the acquired business, both prior and subsequent to the acquisition, were not as expected based on representations contained in the Asset Purchase Agreement. We believe the representations made in the Asset Purchase Agreement were fraudulent. The founders of Shipper Direct, who had become employees of the Company, were terminated as a result, and we requested that the sellers return the entire purchase price and that the contingent consideration provision of the Asset Purchase Agreement be voided. However, we received only $1,779,554.

In November 2012, the founders filed a complaint with the U.S. Department of Labor alleging that their employment was wrongfully terminated in violation of the whistleblower provisions of Sarbanes-Oxley. On August 27, 2013, this action was terminated in our favor when the founders voluntarily withdrew their complaint.

In January 2013, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, we obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded us $3,013,831 in compensatory damages and $2,044,420 in punitive damages. We have not received the awarded damages and have not recorded a gain related to this ruling as of December 31, 2014.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol "ECHO." The following table sets forth the high and low sales price for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

2014	High	Low
First Quarter	$21.97	$15.54
Second Quarter	$20.49	$16.34
Third Quarter	$27.20	$18.92
Fourth Quarter	$30.18	$22.46
2013	High	Low
First Quarter	$22.25	$17.53
Second Quarter	$22.24	$16.99
Third Quarter	$22.65	$18.62
Fourth Quarter	$21.99	$18.11
Holders
As of February 26, 2015, there were 8 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14-10/31/14	10,248	$23.85	—	—
11/1/14-11/30/14	—	—	—	—
12/1/14-12/31/14	—	—	—	—
Total	10,248	$23.85	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 6.    Selected Financial Data
The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,173,383	$884,193	$757,688	$602,764	$426,374
Transportation costs	965,165	728,544	614,563	485,547	345,209
Net revenue	208,218	155,649	143,125	117,217	81,165
Operating expenses (income):
Commissions	57,678	39,481	40,392	35,872	24,871
Selling, general and administrative	106,974	82,298	70,702	54,327	40,607
Acquisition related impairment loss	—	—	2,491	—	—
Net change in contingent consideration due to seller	2,160	101	(130)	(246)	(4,700)
Depreciation and amortization	13,876	10,565	9,139	8,330	6,926
Total operating expenses	180,688	132,445	122,594	98,283	67,704
Income from operations	27,530	23,204	20,531	18,934	13,461
Other expense	(250)	(356)	(433)	(273)	(291)
Income before income taxes	27,280	22,848	20,098	18,661	13,170
Income tax expense	(10,492)	(8,645)	(7,777)	(6,613)	(4,765)
Net income	16,788	14,203	12,321	12,048	8,405

Net income applicable to common stockholders	$16,788	$14,203	$12,321	$12,048	$8,405
Net income per share of common stock:
Basic	$0.73	$0.62	$0.55	$0.54	$0.38
Diluted	$0.71	$0.61	$0.54	$0.53	$0.38
Shares used in per share calculations:
Basic	23,044	22,861	22,357	22,132	21,863
Diluted	23,634	23,404	22,899	22,577	22,239

	Year ended December 31,
	2014	2013	2012	2011	2010

Other data:
Enterprise clients (1)	260	229	203	177	148
Transactional clients served in period (2)	33,540	28,213	27,984	29,155	22,617
Total clients (1)(2)	33,800	28,442	28,187	29,332	22,765
Total employees (3)	1,734	1,297	1,364	1,157	908
____________________
(1) Reflects number of Enterprise clients on the last day of the applicable period.
(2) Reflects number of Transactional clients served in the applicable period.
(3) Reflects number of employees and agents on the last day of the applicable period.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$32,542	$52,507	$41,781	$47,007	$43,218
Working capital	58,421	87,674	71,670	70,111	63,591
Total assets	316,044	245,147	219,483	200,498	161,548
Total liabilities	134,170	85,917	78,498	81,176	56,570

Total stockholders' equity	$181,874	$159,230	$140,985	$119,322	$104,978

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by TL and LTL carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.

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

Results of Operations

The following table represents certain statement of income data:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$1,173,383	$884,193	$757,688
Transportation costs	965,165	728,544	614,563
Net revenue	208,218	155,649	143,125
Operating expenses:
Commissions	57,678	39,481	40,392
Selling, general and administrative	106,974	82,298	70,702
Acquisition related impairment loss	—	—	2,491
Net change in contingent consideration due to seller	2,160	101	(130)
Depreciation and amortization	13,876	10,565	9,139
Total operating expenses	180,688	132,445	122,594
Income from operations	27,530	23,204	20,531
Other expense	(250)	(356)	(433)
Income before income taxes	27,280	22,848	20,098
Income tax expense	(10,492)	(8,645)	(7,777)
Net income	$16,788	$14,203	$12,321

Stated as a percentage of net revenue:
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Commissions	27.7%	25.4%	28.2%
Selling, general and administrative expenses	51.4%	52.9%	49.4%
Acquisition related impairment loss	—%	—%	1.7%
Contingent consideration	1.0%	—%	(0.1)%
Depreciation and amortization	6.7%	6.8%	6.4%
Total operating expenses	86.8%	85.1%	85.6%
Income from operations	13.2%	14.9%	14.3%

Net income per share of common stock:
Basic	$0.73	$0.62	$0.55
Diluted	$0.71	$0.61	$0.54
Shares used in per share calculations:
Basic	23,044	22,861	22,357
Diluted	23,634	23,404	22,899

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1,173.4 million, $884.2 million and $757.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting growth rates of 33% and 17% in 2014 and 2013, respectively, compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Enterprise and Transactional. Our Enterprise accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Enterprise client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Enterprise clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. As of December 31, 2014, we had 260 Enterprise clients, an increase of 31 clients as compared to December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, Enterprise clients accounted for 26%, 30% and 30% of our revenue, respectively, and Transactional clients accounted for 74%, 70% and 70% of our revenue, respectively. We expect to continue to expand both our Enterprise and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL, intermodal and small parcel. Other transportation modes include domestic air, expedited services and international. Typically, our revenue per shipment is lower for an LTL shipment than for a TL or intermodal shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2014, TL accounted for 53% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue, small parcel accounted for 3% of our revenue and other transportation accounted for 1% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. In 2014, 2013 and 2012, our net revenue was $208.2 million, $155.6 million and $143.1 million, respectively, reflecting growth rates of 34% and 9% in 2014 and 2013, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2014, 2013 and 2012, commission expense was 27.7%, 25.4% and 28.2%, respectively, as a percentage of our net revenue. The increase in 2014 is primarily due to a shift in the composition of our net revenue by mode to include more TL shipments, which typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense, changes to contingent consideration and the acquisition related impairment loss in 2012, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related deal costs and other general and administrative expenses. In 2014, 2013 and 2012, our selling, general and administrative expenses were $107.0 million, $82.3 million and $70.7 million, respectively. In 2014, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenue were 51.4%, 52.9% and 49.4%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liability. The contingent consideration liability consists of the fair value of expected earn-out payments that will be payable to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration liability is evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statement of income. In 2014, 2013 and 2012, we recorded a charge of $2.2 million, a charge of $0.1 million and a benefit of $0.1 million, respectively, due to fair value adjustments to our contingent consideration liability.

Our acquisition related impairment loss in 2012 consisted of an impairment charge relating to the acquisition of the assets of Shipper Direct. For the year ended December 31, 2012, we recorded a loss of $2.5 million relating to this impairment charge. There were no impairment charges in 2014 or 2013.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. In 2014, 2013 and 2012, depreciation expense was $10.0 million, $8.2 million and $7.0 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. In 2014, 2013 and 2012, amortization expense was $3.9 million, $2.4 million and $2.1 million, respectively.

Critical Accounting Policies
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, we generally recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) we do not have latitude in establishing pricing; and (b) we have credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices past due 90 days are considered delinquent. We generally do not charge interest on past due amounts.
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
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment." For goodwill impairment test purposes, the Company is considered one reporting unit. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. Absent any special circumstances that could require an interim test, we have elected to test for goodwill impairment during the fourth quarter of each year. ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, noncompete agreements and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 10.1 years, 4.2 years and 4.4 years, respectively.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of income. For more information related to our stock-based compensation programs, see "Note 14—Stock-Based Compensation Plans" for a description of our accounting for stock-based compensation plans.
Income Taxes
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Comparison of years ended December 31, 2014 and 2013

Revenue

Our revenue increased by $289.2 million, or 32.7%, to $1,173.4 million in 2014 from $884.2 million in 2013. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $119.9 million of additional revenue generated in 2014 from the acquisitions of Online Freight Services, Inc. ("OFS"), Comcar Logistics, LLC ("Comcar") and One Stop Logistics, Inc. ("One Stop").

Our revenue from Enterprise clients increased by $34.5 million, or 12.9%, to $302.1 million in 2014 from $267.6 million in 2013, resulting from increases in the number of Enterprise clients, shipments executed on behalf of these clients and transportation rates. In 2014, 26% of our revenue was generated from Enterprise clients, a decrease from 30% of revenue from Enterprise clients in 2013. This percentage decreased because of the significant growth in transactional revenue discussed below. As of December 31, 2014, we had 260 Enterprise clients under contract, an increase of 31 compared to 229 Enterprise clients under contract as of December 31, 2013.

Our revenue from Transactional clients increased by $254.7 million, or 41.3%, to $871.3 million in 2014 from $616.6 million in 2013. Our percentage of revenue from Transactional clients was 74% in 2014, an increase from 70% in 2013. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of OFS, Comcar and One Stop. Our revenue per Transactional client increased by approximately 18.9% from 2013 to 2014.

Transportation costs

Our transportation costs increased by $236.7 million, or 32.5%, to $965.2 million in 2014 from $728.5 million in 2013. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Included in this increase was $98.0 million of additional transportation costs in 2014 from the three companies we acquired during the year. Our transportation costs as a percentage of revenue decreased to 82.3% in 2014 from 82.4% in 2013. This slight improvement in margin was due to capacity constraints in the TL market which allowed us to pass along additional costs to our clients.

Net revenue

Net revenue increased by $52.6 million, or 33.8%, to $208.2 million in 2014 from $155.6 million in 2013. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 17.7% in 2014 from 17.6% in 2013. This slight improvement in margin was due to capacity constraints in the truckload market which allowed us to pass along additional costs to our clients.

Operating expenses

Commission expense increased by $18.2 million, or 46.1%, to $57.7 million in 2014 from $39.5 million in 2013. This increase was primarily attributable to the increase in net revenue. Commission expense as a percentage of net revenue increased to 27.7% in 2014 from 25.4% in 2013. This increase was due to the higher percentage of our net revenue derived from TL shipments in 2014 compared to 2013, as TL shipments typically have higher commission percentages than shipments in other modes.

Selling, general and administrative expenses increased by $24.7 million, or 30.0%, to $107.0 million in 2014 from $82.3 million in 2013. The increase was primarily the result of hiring sales personnel to drive continued growth of our business, hiring operational personnel to support our growth in customers and shipment volume, and acquisition-related transaction costs for our 2014 acquisitions. Selling, general and administrative expenses as a percentage of net revenue decreased to 51.4% in 2014 from 52.9% in 2013. The decrease, as a percentage of net revenue, was primarily attributable to the increased productivity of our sales representatives and to the strong operating ratios of the three businesses we acquired in 2014.

Contingent consideration

The contingent consideration expense recognized in our consolidated statement of income was $2.2 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in contingent consideration expense in 2014 was due to a greater probability of certain acquisitions achieving EBITDA earn-out targets due to strong financial performance of these acquired businesses in 2014. The primary drivers of the increase were Sharp Freight Systems ("Sharp") and OFS. The fair value of the contingent consideration obligation on the balance sheet reflects updated probabilities for each acquisition as of December 31, 2014.

Depreciation and amortization

Depreciation expense increased by $1.8 million, or 21.4%, to $10.0 million in 2014 from $8.2 million in 2013. The increase in depreciation expense was primarily attributable to the depreciation of property and equipment related to the expansion of our Chicago headquarters. Amortization expense increased by $1.5 million, or 65.5%, to $3.9 million in 2014 from $2.4 million in 2013. The increase in amortization expense was attributable to the amortization of intangible assets related to our 2014 acquisitions.

Income from operations

Income from operations increased by $4.3 million, or 18.6%, to $27.5 million in 2014 from $23.2 million in 2013. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense decreased to $0.2 million in 2014 from $0.4 million in 2013.

Income tax expense increased to $10.5 million in 2014 from $8.6 million in 2013. Our effective tax rate increased from approximately 37.8% in 2013 to 38.5% in 2014. The increase in the effective tax rate is primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

Net Income

Net income increased by $2.6 million, or 18.2%, to $16.8 million in 2014 from $14.2 million in 2013 as a result of the items previously discussed.

Comparison of years ended December 31, 2013 and 2012

Revenue

Our revenue increased by $126.5 million, or 16.7%, to $884.2 million in 2013 from $757.7 million in 2012. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $51.1 million of additional revenue generated in 2013 from the acquisitions of Sharp in October 2012 and Open Mile, Inc. ("Open Mile") in March 2013.

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

Transportation costs

Our transportation costs increased by $113.9 million, or 18.5%, to $728.5 million in 2013 from $614.6 million in 2012. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.4% in 2013 from 81.1% in 2012 due to a decreased percentage of LTL shipments in the composition of our sales volume. Also included in this increase is the full year impact of transportation costs associated with the revenue generated from acquisitions completed during 2012 and the transportation costs associated with acquisitions completed in 2013.

Net revenue

Net revenue increased by $12.5 million, or 8.8%, to $155.6 million in 2013 from $143.1 million in 2012. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.6% in 2013 from 18.9% in 2012. The decrease in net revenue margins was primarily the result of lower LTL revenue as a percentage of total revenue in 2013 when compared to 2012. TL and intermodal revenue, which usually earn less net revenue margin, increased significantly as a percentage of total revenue in 2013 when compared to 2012 due to the Sharp acquisition. The cost of obtaining TL capacity continued to increase in 2013 with new industry regulations, while demand has not been as strong as expected, resulting in prices increasing at a slower rate than costs. This led to a reduction of net revenue margins in the TL component of our business in 2013.

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

Contingent consideration

The change in contingent consideration for the years ended December 31, 2013 and 2012 resulted in a net increase and a net decrease in our contingent consideration obligation, respectively. The resulting expense recognized in our consolidated statement of income from the change in contingent consideration obligation is $0.1 million for the year ended December 31, 2013 compared to a benefit of $0.1 million for the year ended December 31, 2012. For the year ended December 31, 2013, the expense is due to a $0.1 million increase in the contingent liability, primarily related to the $0.2 million increase in the 2011 acquisition of Advantage Transport, Inc. ("Advantage") contingent liability, $0.7 million increase in the 2010 acquisition of DNA Freight Inc. ("DNA") contingent liability, offset by a decrease of $0.8 million in the 2012 acquisition of Sharp contingent liability. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquired business. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2013. For the year ended December 31, 2012, the benefit primarily related to the increases in acquisition contingent liabilities totaling approximately $0.8 million, offset by the decrease in the DNA and Purple Plum Logistics, LLC ("Purple Plum") contingent liabilities of $0.9 million. These adjustments were the result of financial performance and changes to the forecasted financial performance of each acquisition. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2012.

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

Other expense and income tax expense

Other expense remained relatively consistent, decreasing to $0.36 million in 2013 from $0.43 million in 2012 .

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

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
	(in thousands, except per share data) (unaudited)
Revenue	$300,027	$320,566	$305,120	$247,670	$221,322	$234,843	$224,051	$203,977
Net revenue	54,240	58,430	53,338	42,210	36,955	40,583	39,660	38,451
Operating income	7,645	8,975	6,928	3,982	4,476	7,112	6,767	4,849
Net income	4,656	5,458	4,244	2,430	2,741	4,362	4,123	2,977
Net income per share of common stock:
Basic	$0.20	$0.24	$0.18	$0.11	$0.12	$0.19	$0.18	$0.13
Diluted	$0.20	$0.23	$0.18	$0.10	$0.12	$0.19	$0.18	$0.13

Liquidity and Capital Resources

As of December 31, 2014, we had $32.5 million in cash and cash equivalents, $58.4 million in working capital and $35.5 million available under our credit facility, which expires on May 2, 2017.

Cash provided by operating activities

For the year ended December 31, 2014, $32.4 million of cash was provided by operating activities. This was an increase compared to $24.8 million and $22.8 million of cash provided by operating activities for the years ended December 31, 2013 and 2012, respectively. In 2014, we generated $38.0 million in cash from net income, adjusted for non-cash operating items, an increase from $28.8 million in 2013 and $25.4 million in 2012. The cash generated from net income was offset by changes to working capital, primarily related to increases in accounts receivable, accounts payable and accrued expenses resulting from the growth of our business.

Cash used in investing activities

Cash used in investing activities was $48.9 million, $11.2 million and $25.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, we used $33.8 million in cash, net of cash acquired, to acquire OFS, Comcar and

One Stop. In 2013, we acquired Open Mile for $2.0 million in cash, net of cash acquired. In 2012, we used approximately $16.4 million in cash for three acquisitions.

Our capital expenditures were $15.2 million, $9.2 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our capital expenditures are primarily the procurement of computer hardware and software from third party vendors, as well as the internal development of computer software.

Cash used in financing activities

Cash used in financing activities was $3.4 million, $2.9 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We made contingent consideration payments of $4.9 million, $3.6 million and $5.2 million in 2014, 2013 and 2012, respectively. In each of these years, this cash used for contingent consideration payments was partially offset by cash provided by financing activities related to the exercise of employee stock options.

Credit facility
On May 2, 2014, we entered into a credit agreement with PNC Bank for the establishment of a revolving credit facility. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. Our ability to access the revolving credit facility is subject to our compliance with the terms and conditions of the credit agreement, including customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2014, we were in compliance with all of these covenants.
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

At December 31, 2014, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $14.5 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at December 31, 2014 was $35.5 million.

This revolving credit agreement with PNC Bank replaced our $10 million line of credit with JPMorgan Chase Bank. In 2013, we did not draw on the $10 million line of credit. No borrowings were outstanding under the $10 million line of credit as of December 31, 2013.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes. We expect to use available cash to make approximately $4.3 million of potential earn-out payments in 2015 due in connection with our acquisitions, as well as to satisfy the $17.5 million current liability due to the former owners of One Stop. We also currently expect to use up to $17.0 million for capital expenditures in 2015. We expect the use of cash for working capital purposes to be offset by the cash flow generated from operations during this period.

Historically, our average accounts receivable life cycle has been longer than our average accounts payable life cycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations
As of December 31, 2014, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$20,704	$4,388	$8,057	$5,774	$2,485
Current liability to former owner of One Stop	17,508	17,508	—	—	—
Contingent consideration obligations (1)	5,779	4,467	937	375	—
Total	$43,991	$26,363	$8,994	$6,149	$2,485
____________________

(1)
This item represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Footnote 5 for discussion of the fair-values of these contingent consideration obligations as of December 31, 2014.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We pass through fluctuations in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on one of the following, plus an applicable margin: (1) the federal funds rate, (2) the prime rate, or (3) the LIBOR rate, based on the Company's election for each tranche of borrowing. Assuming the $50.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $500,000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2014, 2013 and 2012.

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

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2014. The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$32,542,119	$52,506,560
Accounts receivable, net of allowance for doubtful accounts of $1,226,297 and $1,792,012 at December 31, 2014 and 2013, respectively	145,198,419	109,662,529
Income taxes receivable	1,968,511	1,337,180
Prepaid expenses	2,849,011	2,510,791
Deferred income taxes	995,171	943,740
Other current assets	2,114,356	121,403
Total current assets	185,667,587	167,082,203
Property and equipment, net	21,276,709	15,536,831
Intangible assets:
Goodwill	77,909,537	51,650,060
Intangible assets, net of accumulated amortization of $15,046,556 and $11,120,733 at December 31, 2014 and 2013, respectively	30,871,423	10,647,246
Other assets	318,938	230,253
Total assets	$316,044,194	$245,146,593
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$85,999,784	$65,322,807
Due to seller-short term	4,243,088	5,763,779
Accrued expenses	19,496,000	8,322,117
Other current liabilities	17,507,500	—
Total current liabilities	127,246,372	79,408,703
Due to seller-long term	1,087,990	1,386,653
Other noncurrent liabilities	1,502,019	1,573,780
Deferred income taxes	4,333,635	3,547,426
Total liabilities	134,170,016	85,916,562
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 23,207,051 and 22,900,471 shares were issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2,322	2,291
Additional paid-in capital	112,688,360	106,831,802
Retained earnings	69,183,496	52,395,938
Total stockholders' equity	181,874,178	159,230,031
Total liabilities and stockholders' equity	$316,044,194	$245,146,593
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
REVENUE	$1,173,382,760	$884,193,289	$757,687,585

COSTS AND EXPENSES:
Transportation costs	965,165,330	728,543,525	614,562,437
Selling, general, and administrative expenses	166,812,670	121,881,168	113,454,258
Depreciation and amortization	13,876,079	10,564,657	9,139,232
INCOME FROM OPERATIONS	27,528,681	23,203,939	20,531,658
Interest income	—	—	2,850
Interest expense	(105,404)	(1,357)	(9,391)
Other, net	(144,128)	(354,480)	(426,860)
OTHER EXPENSE	(249,532)	(355,837)	(433,401)
INCOME BEFORE PROVISION FOR INCOME TAXES	27,279,149	22,848,102	20,098,257
INCOME TAX EXPENSE	(10,491,591)	(8,645,488)	(7,776,843)
NET INCOME	$16,787,558	$14,202,614	$12,321,414
Basic net income per share	$0.73	$0.62	$0.55
Diluted net income per share	$0.71	$0.61	$0.54
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at January 1, 2012	22,155,857	$2,216	$93,447,472	$25,871,910	$119,321,598
Share compensation expense	—	—	2,726,241	—	2,726,241
Exercise of stock options	287,855	29	1,717,476	—	1,717,505
Common stock issued for vesting of restricted stock	37,850	4	(4)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(11,825)	(1)	(193,510)	—	(193,511)
Common shares issued for acquisition	225,099	22	3,999,978	—	4,000,000
Tax benefit from exercise of stock options	—	—	1,092,163	—	1,092,163
Net income	—	—	—	12,321,414	12,321,414
Balance at December 31, 2012	22,694,836	2,270	102,789,816	38,193,324	140,985,410
Share compensation expense	—	—	3,338,678	—	3,338,678
Exercise of stock options	112,990	11	1,130,148	—	1,130,159
Common stock issued for vested restricted stock	136,436	14	(14)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(43,791)	(4)	(832,044)	—	(832,048)
Tax benefit from exercise of stock options	—	—	405,218	—	405,218
Net income	—	—	—	14,202,614	14,202,614
Balance at December 31, 2013	22,900,471	2,291	106,831,802	52,395,938	159,230,031
Share compensation expense	—	—	4,405,426	—	4,405,426
Exercise of stock options	173,727	17	1,077,731	—	1,077,748
Common stock issued for vested restricted stock	187,594	19	(19)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(54,741)	(5)	(1,116,853)	—	(1,116,858)
Tax benefit from exercise of stock options	—	—	1,490,273	—	1,490,273
Net income	—	—	—	16,787,558	16,787,558
Balance at December 31, 2014	23,207,051	$2,322	$112,688,360	$69,183,496	$181,874,178

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$16,787,558	$14,202,614	$12,321,414
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	729,600	632,684	(1,198,674)
Noncash stock compensation expense	4,405,426	3,338,678	2,726,241
Change in contingent consideration due to seller	2,160,316	101,181	(129,944)
Acquisition related impairment loss	—	—	2,490,612
Depreciation and amortization	13,876,079	10,564,657	9,139,232
Change in assets, net of acquisitions:
Accounts receivable	(24,018,807)	(10,955,387)	(1,550,525)
Income taxes receivable	(631,331)	(633,590)	(67,228)
Prepaid expenses and other assets	(2,401,464)	(53,204)	2,310,613
Change in liabilities, net of acquisitions:
Accounts payable	11,460,893	4,713,829	(4,763,843)
Accrued expenses and other	9,994,275	2,891,656	1,510,069
Net cash provided by operating activities	32,362,545	24,803,118	22,787,967
Investing activities
Purchases of property and equipment	(15,155,168)	(9,238,806)	(8,860,144)
Payments for acquisitions, net of cash acquired	(33,768,519)	(1,958,236)	(16,425,146)
Net cash used in investing activities	(48,923,687)	(11,197,042)	(25,285,290)
Financing activities
Principal payments on capital lease obligations	—	(24,086)	(175,159)
Tax benefit of stock options exercised	1,495,481	460,475	1,092,163
Payment of contingent consideration	(4,859,670)	(3,615,000)	(5,170,000)
Issuance of shares, net of issuance costs	1,077,748	1,130,159	1,717,505
Employee tax withholdings related to net share settlements of equity-based awards	(1,116,858)	(832,048)	(193,511)
Proceeds from borrowing	5,000,000	—	—
Repayments of amounts borrowed	(5,000,000)	—	—
Net cash used in financing activities	(3,403,299)	(2,880,500)	(2,729,002)
(Decrease) increase in cash and cash equivalents	(19,964,441)	10,725,576	(5,226,325)
Cash and cash equivalents, beginning of period	52,506,560	41,780,984	47,007,309
Cash and cash equivalents, end of period	$32,542,119	$52,506,560	$41,780,984
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$105,404	$1,357	$9,391
Cash paid for income taxes	8,901,068	8,191,472	8,038,565
Non-cash investing activity
Issuance of common stock in connection with acquisitions	—	—	4,000,000
Non-cash financing activity
Due to seller	880,000	—	3,111,914
Current liability to former owner of One Stop	17,507,500	—	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

1. Description of Business
Echo Global Logistics, Inc. (the Company) is a leading provider of technology-enabled transportation and supply chain management services, delivered on a proprietary technology platform serving the transportation and logistics needs of its clients. The Company provides services across all major transportation modes, including truckload ("TL"), less-than-truckload ("LTL"), small parcel, intermodal, domestic air, and international. The Company's core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill audit, and payment and performance management and reporting functions, including executive dashboard tools.

The Company's common stock is listed on the Nasdaq Global Market under the symbol “ECHO.”

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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, approximate their fair values due to their short term nature. The fair value of the due to seller liabilities are determined based on the likelihood of contingent earn-out payments.
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
Years Ended December 31, 2014, 2013 and 2012

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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $1,937,227, $1,229,134 and $2,114,360 of bad debt expense for the years ended December 31, 2014, 2013 and 2012, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Internal Use Software
The Company has adopted the provisions of ASC Topic 350-40 Internal Use Software. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization expense for the years ended December 31, 2014, 2013 and 2012 was $7,572,039, $6,394,788 and $5,188,637, respectively. At December 31, 2014 and 2013, the net book value of internal use software costs was $13,687,293 and $11,654,812, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the FASB approved ASU (Accounting Standard Update) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. For goodwill impairment test purposes, the Company is considered one reporting unit. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

charge. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year. Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, non-compete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 10.1 years, 4.2 years and 4.4 years, respectively. See Note 7.
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
Self-Insurance Liability

Since January 2014, the Company has been self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. The total estimated self-insurance liability as of December 31, 2014 was $725,743.

3. New Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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
Years Ended December 31, 2014, 2013 and 2012

standard at the date of initial application. Early adoption is not permitted. The Company is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements.

4. Acquisitions

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

2014 Acquisitions

Online Freight Services, Inc.

In January 2014, the Company acquired Online Freight Services, Inc. ("OFS"), a non-asset based truckload transportation brokerage based in Mendota Heights, Minnesota, and the results of OFS have been included in the consolidated financial statements since the acquisition date. The Company agreed to purchase the assets and assume certain liabilities of OFS for $9,460,742 in cash payable at closing and an additional $1,500,000 in cash consideration that may become payable upon achievement of certain performance measures on or prior to December 31, 2017. As a result of the purchase accounting for the acquisition, the Company recorded $4,309,146 of goodwill, of which $880,000 is related to contingent consideration, and $4,850,000 of intangible assets, which primarily consists of customer relationships and trade names. The amount of goodwill deductible for U.S. income tax purposes is $3,429,146, which excludes the opening balance sheet fair-value of the contingent consideration obligation. For the year ended December 31, 2014, the Company recorded an increase of $480,000 to the contingent consideration obligation to reflect the change in fair value, which was primarily the result of adjusting the forecasted financial performance of OFS to take into account 2014 performance. These fair-market value adjustments resulted in a liability due to seller of $1,360,000 at December 31, 2014.

The amounts of revenue and net income of OFS included in the Company's consolidated statement of income from the acquisition date for the year ended December 31, 2014 are $64.1 million and $0.8 million, respectively.

Comcar Logistics, LLC

In February 2014, the Company acquired Comcar Logistics, LLC ("Comcar"), a non-asset based truckload brokerage with offices in Jacksonville, Florida and Denver, Colorado, and the results of Comcar have been included in the consolidated financial statements since the acquisition date. The Company agreed to purchase the assets and assume certain liabilities of Comcar for $4,900,930 in cash. There is no contingent consideration associated with the purchase of Comcar. As a result of the purchase accounting for the acquisition, the Company recorded $2,342,265 of goodwill, which is approximately the amount of goodwill deductible for U.S. income tax purposes, and $2,500,000 of intangible assets, which primarily consists of customer relationships.

The amounts of revenue and net income of Comcar included in the Company's consolidated statement of income from the acquisition date for the period ended December 31, 2014 are $16.9 million and $0.1 million, respectively.

One Stop Logistics, Inc.

In May 2014, the Company acquired One Stop Logistics, Inc. ("One Stop"), a non-asset based brokerage headquartered in Watsonville, California. One Stop provides both truckload and less-than-truckload solutions, and has offices throughout the country. The Company agreed to purchase the assets and assume certain liabilities of One Stop for total consideration of $37,490,924 in cash, which includes a working capital payment made during the third quarter of 2014. This $37,490,924 will be paid in four separate payments, as follows:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Fair value of consideration transferred:
Cash Payment made at Closing	$19,262,980
Working Capital Payment made in September 2014	720,444
Cash Payment due in January 2015	13,782,500
Cash Payment due in May 2015	3,725,000
Total	$37,490,924

The payments due in January 2015 and May 2015 were recorded as other current liabilities on the opening balance sheet. There is no contingent consideration associated with the purchase of One Stop. The acquisition provided the Company with strategic growth and added an assembled workforce with strong sales talent and an established network of shippers and carriers.

The following table summarizes the allocation of the total consideration transferred for the acquisition of One Stop:

Cash	$—
Accounts receivable	5,369,508
Property and equipment	17,137
Other Assets	12,446
Goodwill	19,608,066
Intangible Assets	16,800,000
Total Assets Acquired	$41,807,157
Accounts Payable	$4,178,399
Accrued Expenses	137,834
Total Liabilities Assumed	$4,316,233
Total Consideration Transferred	$37,490,924

Goodwill of $19,608,066, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because One Stop, among other things, expanded the Company's presence in the TL and LTL markets, especially in California, and added an experienced sales force with established customer relationships. The intangible assets are primarily customer relationships, which have a useful life of twelve years. This allocation is subject to change as the Company finalizes purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable and intangible assets.
The amounts of revenue and net income of One Stop included in the Company's consolidated statement of income from the acquisition date for the period ended December 31, 2014 are $38.9 million and $1.2 million, respectively.

Materiality of Acquisitions

The Company evaluates its acquisitions each year to determine if they are material either individually or in the aggregate. In 2014, we concluded that the acquisitions of OFS, Comcar and One Stop were material in the aggregate. In 2013, we concluded that the acquisition of Open Mile was not material. In 2012, we concluded that the acquisitions of Sharp Freight Systems ("Sharp") and Purple Plum Logistics, LLC ("Purple Plum") were material in the aggregate.

The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 as if the Company had acquired OFS, Comcar and One Stop as of January 1, 2013 and as if the Company had acquired Sharp and Purple Plum as of January 1, 2012. This unaudited pro forma supplemental information includes the historical financial results of the Company and the acquired businesses, adjusted to record intangible asset amortization as if the acquisitions had occurred on January 1 of the respective years discussed above, and adjusted to apply the Company's effective tax rate to the historical results of the acquired businesses. The unaudited pro

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired businesses. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or future results.

	Year Ended December 31,
	2014	2013	2012
Revenue	$1,196,808,807	$998,640,709	$819,538,516
Income from operations	28,833,119	26,972,566	24,348,949
Net income	17,589,788	16,546,700	15,734,327

2015 Acquisitions

In February 2015, we acquired Xpress Solutions, Inc. ("Xpress"), a non-asset based truckload and less-than-truckload transportation brokerage based in Frankfort, Illinois.  We agreed to purchase the assets and assume certain liabilities of Xpress for $6,170,761 in cash payable at closing and an additional $3,000,000 in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to January 31, 2019.  The preliminary purchase accounting for this acquisition has not been completed.

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $5,331,078 as of December 31, 2014. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration ranged between 3% and 18%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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
Years Ended December 31, 2014, 2013 and 2012

relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement as of December 31, 2014 and 2013:

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(5,331,078)	$—	$—	$(5,331,078)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(7,150,432)	$—	$—	$(7,150,432)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2013	$(10,664,251)
Change in fair value	(101,181)
Payment of contingent consideration	3,615,000
Balance at December 31, 2013	(7,150,432)
Increase related to acquisition of OFS	(880,000)
Change in fair value	(2,160,316)
Payment of contingent consideration	4,859,670
Balance at December 31, 2014	$(5,331,078)

For the years ended December 31, 2014 and 2013, the Company recorded adjustments to each of the remaining contingent consideration obligations related to its acquisitions. The adjustments were the result of adjusting for the time value of money and using revised forecasts and updated fair value measurements that adjusted the Company's estimated earn-out payments related to the purchases of these businesses.

For the years ended December 31, 2014 and 2013, the Company recognized charges of $2,160,316 and $101,181, respectively, in selling, general, and administrative expenses in the consolidated statement of income due to the change in fair value measurements using a level three valuation technique.

For the years ended December 31, 2014 and 2013, the Company paid $4,859,670 and $3,615,000, respectively, in contingent earn-out payments. In 2014, the Company paid the former owners of Nationwide Traffic Services, LLC ("Nationwide"), Distribution Services Inc. ("DSI"), Sharp, Lubenow Logistics, LLC ("Lubenow"), Freight Management Inc. ("FMI"), Advantage Transport, Inc. ("Advantage"), Freight Lanes International Inc. ("FLI"), Trailer Transport Systems ("TTS") and DNA Freight Inc. ("DNA"), $437,500, $520,000, $287,170, $280,000, $520,000, $925,000, $305,000, $625,000 and $960,000, respectively, as the EBITDA targets set forth in the purchase agreements had been met. In 2013, the Company paid

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

the former owners of Lubenow, FMI, Advantage, FLI, TTS and DNA, $280,000, $520,000, $925,000, $305,000, $625,000, and $960,000, respectively, as certain EBITDA targets set forth in the purchase agreements had been met.

6. Property and Equipment
Property and equipment at December 31, 2014 and 2013, consisted of the following:

	2014	2013
Computer equipment	$10,063,187	$6,867,222
Software, including internal use software	46,303,704	36,699,184
Furniture, fixtures and office equipment	8,254,664	5,532,757
	64,621,555	49,099,163
Less accumulated depreciation	(43,344,846)	(33,562,332)
	$21,276,709	$15,536,831
Depreciation expense, including amortization of capitalized internal use software, was $9,950,256, $8,192,981 and $6,954,045 for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of December 31, 2012	$51,073,903
Adjustment to goodwill related to prior acquisitions	(3,815)
Goodwill acquired related to the purchase of Open Mile	579,972
Balance as of December 31, 2013	51,650,060
Goodwill acquired related to the purchase of OFS	4,309,146
Goodwill acquired related to the purchase of Comcar	2,342,265
Goodwill acquired related to the purchase of One Stop	19,608,066
Balance as of December 31, 2014	$77,909,537

The following is a summary of amortizable intangible assets as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013	Weighted- Average Life
Customer relationships	$44,938,979	$21,438,979	10.1 years
Noncompete agreements	339,000	139,000	4.2 years
Trade names	640,000	190,000	4.4 years
	45,917,979	21,767,979	10.0 years
Less accumulated amortization	(15,046,556)	(11,120,733)
Intangible assets, net	$30,871,423	$10,647,246

Amortization expense related to intangible assets was $3,925,823, $2,371,676, and $2,185,187 for the years ended December 31, 2014, 2013 and 2012, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The estimated amortization expense for the next five years and thereafter is as follows:

2015	$4,383,929
2016	4,054,062
2017	3,741,285
2018	3,337,180
2019	2,907,854
Thereafter	12,447,113
$30,871,423

8. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Accrued compensation	$11,359,446	$4,147,590
Accrued rebates	2,572,544	2,298,476
Accrued employee benefits	1,643,713	67,639
Deferred rent	293,853	263,893
Other	3,626,444	1,544,519
Total accrued expenses	$19,496,000	$8,322,117

The other noncurrent liability of $1,502,019 and $1,573,780 as of December 31, 2014 and 2013, respectively, is the portion of deferred rent in excess of twelve months.

9. Revolving Credit Facility
On May 2, 2014, the Company entered into a credit agreement with PNC Bank for the establishment of a revolving credit facility. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. The Company's ability to access the revolving credit facility is subject to its compliance with the terms and conditions of the credit agreement, including customary covenants that provide limitations and conditions on the Company's ability to enter into certain transactions. The credit agreement also contains financial covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2014, the Company was in compliance with all of these covenants.
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

At December 31, 2014, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $14.5 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at December 31, 2014 was $35.5 million.

This revolving credit agreement with PNC Bank replaced the Company's $10 million line of credit with JPMorgan Chase Bank. In 2013, the company did not draw on the $10 million line of credit. No borrowings were outstanding under the $10 million line of credit as of December 31, 2013.

10. Commitments and Contingencies

Leases
In April 2007, the Company entered into an operating lease agreement for an office facility, which was amended in 2013. The amended lease agreement expires in November 2020, and has escalating base monthly rental payments ranging from $195,830 to $238,643, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building.
During 2014 and 2013, the Company also assumed contractual operating lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2020.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2014, 2013 and 2012 was $4,361,734, $3,821,934 and $3,026,941, respectively.
Future minimum annual rental payments for the next five years and thereafter, excluding immaterial sublease income, are as follows:

Operating Leases
2015	$4,388,094
2016	4,223,397
2017	3,833,920
2018	3,029,088
2019	2,744,764
Thereafter	2,484,881
$20,704,144

11. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2014 and 2013, the Company recognized a net increase of $182,385 and $166,432 in unrecognized tax benefits, respectively. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits as of December 31, 2014. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at January 1	$337,983	$171,551
Gross increases — current period tax positions	257,955	166,432
Balance at December 31	$595,938	$337,983
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2014 and 2013, respectively, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008, and state and local income tax examinations, by tax authorities for years before 2008.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The provision for income taxes consists of the following components for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Current:
Federal	$8,326,480	$6,928,141	$7,837,021
State	1,435,511	1,084,663	1,138,496
Total current	9,761,991	8,012,804	8,975,517
Deferred:
Federal	560,345	404,395	(1,130,239)
State	169,255	228,289	(68,435)
Total deferred	729,600	632,684	(1,198,674)
Income tax expense	$10,491,591	$8,645,488	$7,776,843

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2014	2013	2012
Tax expense at U.S. federal income tax rate	$9,547,702	$7,996,836	$7,034,390
State income taxes, net of federal income tax effect	951,284	751,257	558,962
Nondeductible expenses and other	176,878	71,282	128,137
Effect of state rate change on deferred items	8,402	18,570	32,714
Research and development credit	(360,584)	(449,679)	—
Changes in unrecognized tax benefits	182,385	166,432	14,291
Provision to return adjustments	(14,476)	90,790	8,349
	$10,491,591	$8,645,488	$7,776,843
At December 31, 2014 and 2013, the Company's deferred tax assets and liabilities consisted of the following:

	2014	2013
Current deferred tax assets:
Reserves and allowances	$2,018,366	$2,018,782
Noncurrent deferred tax assets:
Intangible assets	474,638	505,928
Stock options	2,450,556	1,980,555
Research and development credit	(520,367)	(337,983)
Net operating loss carryforward	—	4,966
Total noncurrent deferred tax assets	2,404,827	2,153,466
Total deferred tax assets	4,423,193	4,172,248
Total current deferred tax liability:
Prepaid and other expenses	1,023,195	1,075,042
Noncurrent deferred tax liabilities:
Property and equipment	6,738,462	5,700,892
Total deferred tax liabilities	7,761,657	6,775,934
Net deferred tax liability	$(3,338,464)	$(2,603,686)
As of December 31, 2014, the Company does not have a net operating loss carryforward.

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2014, there was no preferred stock outstanding.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012. The computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$16,787,558	$14,202,614	$12,321,414
Denominator:
Denominator for basic earnings per share - weighted-average shares	23,044,029	22,860,661	22,357,046
Effect of dilutive securities:
Employee stock options	590,312	543,322	541,635
Denominator for dilutive earnings per share	23,634,341	23,403,983	22,898,681
Basic net income per common share	$0.73	$0.62	$0.55
Diluted net income per common share	$0.71	$0.61	$0.54

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan ("the 2008 Plan"). Upon adoption, the 2005 Stock Option Plan was merged into the 2008 Plan and ceased to separately exist. Outstanding awards under the 2005 Stock Option Plan are now subject to the 2008 Plan and no additional awards may be made under the 2005 Stock Option Plan on or after the effective date of the 2008 Plan. A total of 1,400,000 shares of common stock have been reserved for issuance under the 2008 Plan. The 2008 Plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the vesting period. As specified in the 2008 Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the 2008 Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the 2008 Plan, two types of stock incentives have been issued: stock option awards and restricted stock awards.
In 2014, the Company did not grant any stock options. During 2013, the Company granted 3,000 stock options to one employee at an exercise price of $17.94, all of which will vest ratably over a 12 month period.
In 2014, the Company awarded 184,157 shares of restricted stock to certain employees and directors of which 10,312 will vest ratably over 2.5 years and 173,845 shares will vest ratably over 4 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.10 to $27.48.
In 2013, the Company awarded 252,198 shares of restricted stock to certain employees and directors of which 21,562 will vest ratably over 3 years, 226,136 shares will vest ratably over 4 years and 4,500 will vest ratably over 5 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $18.29 to $21.51.
There was $8,068,512 and $8,886,769 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2014 and 2013, respectively. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Option Awards

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $479,921, $664,909 and $953,327 in compensation expense with corresponding tax benefits of $187,169, $259,314 and $371,798 for stock option awards for the years ended December 31, 2014, 2013 and 2012, respectively.

There were no options granted during 2014. The following assumptions were utilized in the valuation for options granted in 2013.

2013
Dividend yield	—
Risk-free interest rate	1.7%
Weighted-average expected life	5.5 years
Volatility	35.0%
The volatility assumption used in the valuation for options granted was determined by analyzing the volatilities of comparable companies that are in a similar industry and stage of development as the Company. The expected life of options granted for all periods was determined using the simplified method under Staff Accounting Bulletin No. 110 ("SAB 110") and is calculated by taking the average of the vesting term and contractual life of the option grant. The simplified method under SAB 110 may be used as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The risk-free interest rate is based on yields on a ten year U.S. Treasury bill on the option grant date.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,601,856	$8.56	6.9	$12,152,215
Granted	—	—
Exercised	(287,855)	5.97		3,455,275
Forfeited or canceled	(69,125)	11.25
Outstanding at December 31, 2012	1,244,876	$9.01	6.0	$11,145,479
Granted	3,000	17.94
Exercised	(112,990)	10.00		1,296,867
Forfeited or canceled	(35,660)	11.99
Outstanding at December 31, 2013	1,099,226	$8.83	5.0	$13,899,986
Granted	—	—
Exercised	(173,727)	6.20		3,995,095
Forfeited or canceled	(3,610)	12.20
Outstanding at December 31, 2014	921,889	$9.32	4.2	$18,329,554
Options vested and exercisable at December 31, 2014	892,883	$9.23	4.1	$17,827,707
The following table provides information about stock options granted and vested in the years ended December 31:

	2014	2013	2012
Options granted:
Range of exercise prices per share of options granted	—	$17.94	—
Options vested/exercisable:
Grant date fair value of options vested	$3,250,365	$3,059,084	$2,860,267
Aggregate intrinsic value of options vested and exercisable at end of period	$17,827,707	$12,640,576	$9,435,144
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2014, 2013 and 2012, respectively. These amounts change based on the fair market value of the Company's stock, which was $29.20, $21.48 and $17.97, on the last business day of the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average grant-date fair market value for 2013 option grants was $6.29.

Restricted Stock Awards
In 2014, the Company awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed ratably over the vesting period of the award. The following table summarizes these nonvested restricted share grants as of December 31, 2014:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Number of Restricted Shares
Nonvested at December 31, 2013	599,545
Granted	184,157
Vested	(187,594)
Forfeitures	(32,413)
Nonvested at December 31, 2014	563,695

In 2014, 2013 and 2012, the Company recorded $3,520,439, $2,673,769 and $1,772,914 in compensation expense with corresponding tax benefits of $1,372,971, $1,042,770 and $691,436 for restricted stock awards, respectively.

Performance Based Shares

The Company granted 34,328 shares of performance stock to key executives during the year ended December 31, 2013. In accordance with ASC 718-10-20 Compensation - Stock Compensation, the Company evaluated whether the shares would be earned at December 31, 2014. The Company does not expect the financial targets, which need to be achieved in order for the shares to vest, to be met. As a result, none of the performance based shares will be earned and there was no expense recognized for the year ended December 31, 2014.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 43,437 shares of performance and market-based stock during the year ended December 31, 2014. In 2014, the Company recorded $405,066 in compensation expense with corresponding tax benefits of $157,976.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $564,407, $320,775 and $148,789, respectively.

16. Significant Customer Concentration
For the years ended December 31, 2014, 2013 and 2012, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2014
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter
Revenue	$247,670,217	$305,119,867	$320,565,829	$300,026,847
Net revenue	42,210,126	53,337,470	58,430,050	54,239,784
Net income	2,429,959	4,244,217	5,457,604	4,655,778
Net income per share:
Basic	$0.11	$0.18	$0.24	$0.20
Diluted	$0.10	$0.18	$0.23	$0.20
	Year Ended December 31, 2013
	First Quarter(3)	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$203,977,378	$224,050,929	$234,842,526	$221,322,456
Net revenue	38,451,279	39,659,974	40,583,249	36,955,262
Net income	2,976,632	4,122,617	4,362,325	2,741,040
Net income per share:
Basic	$0.13	$0.18	$0.19	$0.12
Diluted	$0.13	$0.18	$0.19	$0.12
____________________

(1)
The Company acquired OFS in January 2014 and Comcar in February 2014. The financial results of these acquisition are included in the consolidated financial statements beginning on their respective acquisition dates.

(2)	The Company acquired One Stop in May 2014 and the financial results of this acquisition are included in the consolidated financial statements beginning May 12, 2014.

(3)	The Company acquired Open Mile in March 2013 and the financial results of this acquisition are included in the consolidated financial statements beginning March 11, 2013.

18. Legal Matters

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of December 31, 2014.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2014. As required under this Item 9A, the management's report titled "Management's Assessment of Internal Control Over Financial Reporting" is set forth in "Item 8 - Financial Statements and Supplementary Data" and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
Plan Category

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	921,889	$9.32	1,094,095	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	921,889	$9.32	1,094,095
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2014	2013	2012
Allowance for doubtful accounts:
Balance at beginning of year	$1,792,012	$2,745,419	$3,017,742
Provision, charged to expense	1,937,227	1,229,134	2,114,360
Write-offs, less recoveries	(2,502,942)	(2,182,541)	(2,386,683)
Balance at end of year	$1,226,297	$1,792,012	$2,745,419

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2015.

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Director	February 26, 2015
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal accounting and financial officer)	February 26, 2015
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Chairman of the Board	February 26, 2015
Samuel K. Skinner

/s/ DAVID HABIGER	Director	February 26, 2015
David Habiger

/s/ BRADLEY A. KEYWELL	Director	February 26, 2015
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	February 26, 2015
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 26, 2015
Nelda J. Connors

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Evan Schumacher.
10.8	(1)	Form of Indemnification Agreement.

10.9	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**		XBRL Instance Document

101.SCH**		XBRL Schema Document

101.CAL**		XBRL Calculation Linkbase Document

101.DEF**		XBRL Definition Linkbase Document

101.LAB**		XBRL Label Linkbase Document

101.PRE**		XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 7, 2013.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.

** The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2014 and 2013; (ii) consolidated statements of income for each of the three years in the period ended December 31, 2014; (iii) consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2014; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2014; and (iv) notes to the consolidated financial statements.