Form 10-Q
period 2015-03-31
Echo Global Logistics, Inc.
filed 2015-05-08
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

        As of May 7, 2015, the Registrant had 28,875,005 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE	$283,491,574	$247,670,217
COSTS AND EXPENSES:
Transportation costs	230,239,858	205,460,091
Selling, general, and administrative expenses	44,027,813	35,272,320
Depreciation and amortization	3,873,137	2,956,104
INCOME FROM OPERATIONS	5,350,766	3,981,702
Interest expense	(37,968)	—
Other expense	(52,021)	(54,927)
OTHER EXPENSE, NET	(89,989)	(54,927)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,260,777	3,926,775
INCOME TAX EXPENSE	(1,933,000)	(1,496,816)
NET INCOME	$3,327,777	$2,429,959
Basic net income per share	$0.14	$0.11
Diluted net income per share	$0.14	$0.10
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,180,589	$32,542,119
Accounts receivable, net of allowance for doubtful accounts of $1,006,448 and $1,226,297 at March 31, 2015 and December 31, 2014, respectively	151,926,246	145,198,419
Income taxes receivable	4,469,476	1,968,511
Prepaid expenses	2,801,115	2,849,011
Deferred income taxes	339,829	995,171
Other current assets	1,224,567	2,114,356
Total current assets	177,941,822	185,667,587
Property and equipment, net	21,345,123	21,276,709
Intangible assets:
Goodwill	82,108,849	77,909,537
Intangible assets, net of accumulated amortization of $16,178,648 and $15,046,556 at March 31, 2015 and December 31, 2014, respectively	32,739,331	30,871,423
Other assets	608,406	318,938
Total assets	$314,743,531	$316,044,194
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$99,414,366	$85,999,784
Due to seller-short term	2,286,735	4,243,088
Accrued expenses	12,881,085	19,496,000
Other current liabilities	3,725,000	17,507,500
Total current liabilities	118,307,186	127,246,372
Due to seller-long term	1,782,576	1,087,990
Other noncurrent liabilities	1,572,136	1,502,019
Deferred income taxes	5,933,562	4,333,635
Total liabilities	127,595,460	134,170,016
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 23,415,573 and 23,207,051 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,343	2,322
Additional paid-in capital	114,634,455	112,688,360
Retained earnings	72,511,273	69,183,496
Total stockholders' equity	187,148,071	181,874,178
Total liabilities and stockholders' equity	$314,743,531	$316,044,194
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$3,327,777	$2,429,959
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,992,197	471,309
Noncash stock compensation expense	1,891,067	1,308,313
Change in contingent consideration due to seller	(95,934)	224,162
Depreciation and amortization	3,873,137	2,956,104
Change in assets, net of acquisitions:
Accounts receivable	(5,395,359)	(19,192,003)
Taxes receivable	(2,500,965)	817,601
Prepaid expenses and other assets	648,217	417,142
Change in liabilities, net of acquisitions:
Accounts payable	12,365,149	20,505,739
Accrued expenses and other	(6,676,417)	253,591
Net cash provided by operating activities	9,428,869	10,191,917
Investing activities
Purchases of property and equipment	(2,790,885)	(4,316,741)
Payments for acquisitions, net of cash acquired	(5,869,303)	(13,785,095)
Net cash used in investing activities	(8,660,188)	(18,101,836)
Financing activities
Tax benefit of stock options exercised	1,121,270	126,222
Payment of contingent consideration	(2,665,833)	(1,244,670)
Issuance of shares, net of issuance costs	773,168	17,428
Employee tax withholdings related to net share settlements of equity-based awards	(1,576,316)	(852,714)
Proceeds from borrowing	29,782,500	—
Repayments of amounts borrowed	(29,782,500)	—
Payment to former owners of One Stop Logistics	(13,782,500)	—
Net cash used in financing activities	(16,130,211)	(1,953,734)
Decrease in cash and cash equivalents	(15,361,530)	(9,863,653)
Cash and cash equivalents, beginning of period	32,542,119	52,506,560
Cash and cash equivalents, end of period	$17,180,589	$42,642,907
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$37,968	$—
Cash paid during the period for income taxes	1,324,828	81,684
Non-cash financing activity
Due to seller	1,500,000	880,000
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2015
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2014	23,207,051	$2,322	$112,688,360	$69,183,496	$181,874,178
Share compensation expense	—	—	1,891,067	—	1,891,067
Exercise of stock options	82,101	8	773,160	—	773,168
Common stock issued for vested restricted stock	167,185	17	(17)	—	—
Common stock issued for vested performance shares	17,375	2	(2)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(58,139)	(6)	(1,576,310)	—	(1,576,316)
Tax benefit from exercise of stock options	—	—	858,197	—	858,197
Net income	—	—	—	3,327,777	3,327,777
Balance at March 31, 2015	23,415,573	$2,343	$114,634,455	$72,511,273	$187,148,071

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full year 2015. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short term nature. The fair value of the due to seller liabilities are determined based on the likelihood of contingent earn-out payments.

2. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The new accounting standard is effective as of January 1, 2016, and early adoption is permitted. The standard must be applied on a full retrospective basis, with all prior periods restated for the new presentation. The Company is currently assessing the potential impact of this standard on the Company's financial statements and financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU amends the present guidance regarding the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. The new accounting standard is effective as of January 1, 2016, and is not expected to have a material impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on the Company’s financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

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

3. Acquisitions

2015 Acquisitions

In February 2015, the Company acquired Xpress Solutions, Inc. ("Xpress"), a non-asset based truckload and less-than-truckload transportation brokerage based in Frankfort, Illinois, and the results of Xpress have been included in the unaudited consolidated financial statements since the acquisition date. The Company agreed to purchase the assets and assume certain liabilities of Xpress for $6,170,761 in cash payable at closing and an additional $3,000,000 in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to January 31, 2019.  As a result of the purchase accounting for the acquisition, the Company recorded $4,199,312 of goodwill, $1,500,000 as the estimated opening balance sheet fair-value of the contingent consideration obligation, and $3,000,000 of customer relationship intangible assets. This allocation is subject to change as the Company finalizes the purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable and intangible assets. The amount of goodwill deductible for U.S. income tax purposes is $2,699,312, which excludes the opening balance sheet fair-value of the contingent consideration obligation.

As of March 31, 2015, the fair-value of the contingent consideration has not changed from its opening balance sheet fair-value of $1,500,000. The Company will continue to reassess the fair-value of the contingent consideration obligation each quarter.

The amounts of revenue and net income of Xpress included in the Company's consolidated statement of income from the acquisition date for the three months ended March 31, 2015 are $2.2 million and $0.1 million, respectively.

4. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $4,069,311. The potential earnout payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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
Three Months Ended March 31, 2015 and 2014

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration ranged between 2% and 18%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2015 and December 31, 2014:

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(4,069,311)	—	—	$(4,069,311)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(5,331,078)	—	—	$(5,331,078)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2014	$(5,331,078)
Increase related to acquisition of Xpress	(1,500,000)
Change in fair value	95,934
Payment of contingent consideration	2,665,833
Balance at March 31, 2015	$(4,069,311)

For the three month periods ended March 31, 2015 and 2014, the Company recognized a benefit of $95,934 and a charge of $224,162, respectively, in selling, general, and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, as well as from the effect of the time value of money.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

For the three month periods ended March 31, 2015 and 2014, the Company made contingent earn-out payments of $2,665,833 and $1,244,670, respectively.

5. Intangibles and Other Assets

The following is a roll-forward of goodwill from December 31, 2014 to March 31, 2015:

Balance as of December 31, 2014	$77,909,537
Goodwill acquired related to the purchase of Xpress	4,199,312
Balance as of March 31, 2015	$82,108,849

The following is a summary of amortizable intangible assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	Weighted-Average Life
Customer relationships	$47,938,979	$44,938,979	10.2 years
Noncompete agreements	339,000	339,000	4.2 years
Trade names	640,000	640,000	4.4 years
	48,917,979	45,917,979	10.1 years
Less accumulated amortization	(16,178,648)	(15,046,556)
Intangible assets, net	$32,739,331	$30,871,423

Amortization expense related to intangible assets was $1,132,092 and $700,650 for the three months ended March 31, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2015	$3,526,662
2016	4,346,870
2017	4,028,204
2018	3,619,537
2019	3,181,088
Thereafter	14,036,970
$32,739,331

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Accrued compensation	$5,240,055	$11,359,446
Accrued rebates	2,224,829	2,572,544
Accrued employee benefits	1,832,399	1,643,713
Deferred rent	315,416	293,853
Other	3,268,386	3,626,444
Total accrued expenses	$12,881,085	$19,496,000

The other noncurrent liability of $1,572,136 and $1,502,019 as of March 31, 2015 and December 31, 2014, respectively, is the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Income before provision for income taxes	$5,260,777	$3,926,775
Income tax expense	(1,933,000)	(1,496,816)
Effective tax rate	36.7%	38.1%

The decrease in the Company's effective tax rate was primarily due to changes in state apportionment percentages.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the number of weighted average common share equivalents outstanding. There were no employee stock options excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2015 and 2014. The computation of basic and diluted earnings per common share for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$3,327,777	$2,429,959
Denominator:
Denominator for basic earnings per share - weighted-average shares	23,306,989	22,967,118
Effect of dilutive securities:
Employee stock awards	628,903	482,459
Denominator for dilutive earnings per share	23,935,892	23,449,577
Basic net income per common share	$0.14	$0.11
Diluted net income per common share	$0.14	$0.10

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

9. Stock-Based Compensation Plans

The Company recorded $1,891,067 in total stock-based compensation expense with corresponding tax benefits of $694,022 for the three month period ended March 31, 2015. For the three month period ended March 31, 2014, the Company recorded $1,308,313 in total stock-based compensation expense with corresponding tax benefits of $510,242.

During the three month periods ended March 31, 2015 and 2014, the Company did not grant any stock options.

The Company granted 214,832 and 163,257 shares of restricted stock to various employees during the three month periods ended March 31, 2015 and 2014, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 69,213 and 43,437 shares of performance and market-based stock during the three month periods ended March 31, 2015 and 2014, respectively.

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of March 31, 2015.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

11. Revolving Credit Facility

On May 2, 2014, the Company entered into a revolving credit agreement with PNC Bank. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. The Company's ability to access the revolving credit facility is subject to its compliance with the terms and conditions of the credit facility, including customary covenants that provide limitations and conditions on the Company's ability to enter into certain transactions. The credit agreement also contains financial covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2015, the Company was in compliance with all such covenants.

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

During the first quarter of 2015, the Company drew $29.8 million on the revolving credit facility, all of which was repaid as of March 31, 2015. At March 31, 2015, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $0.8 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at March 31, 2015 was $49.2 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

12. Subsequent Events

Command Transportation, LLC Acquisition

On April 20, 2015, Echo entered into that certain Unit Purchase Agreement by and among Echo, Command Transportation, LLC ("Command"), the members of Command (collectively, the “Sellers”), Paul Loeb, as sellers’ representative (the “Sellers’ Representative”), and Paul Loeb, in his individual capacity (the “Purchase Agreement”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Echo will acquire all of the outstanding membership units of Command from the Sellers (the “Command Acquisition”), resulting in Command becoming a wholly-owned subsidiary of Echo.

The purchase price for the Command Acquisition is approximately $420 million, subject to post-closing adjustments for working capital and cash. $15 million of the purchase price will be paid in the form of Echo common stock issued to the Sellers and $10 million will be paid in the form of Echo restricted common stock to be issued to certain employees of Command. The number of shares of Echo common stock and restricted common stock to be issued in the aggregate in connection with the Command Acquisition will be determined by dividing $25 million by the volume weighted average price of Echo’s common stock on the NASDAQ Global Select Market for the twenty trading days ending on the third day prior to the closing. The Echo common stock will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933 at the closing.

The Purchase Agreement contains customary representations and warranties, covenants and agreements. In addition, Echo and the Sellers have agreed to indemnify each other for certain losses, and $25.2 million of the purchase price will be held in escrow to secure the Sellers’ indemnification obligations under the Purchase Agreement.

The Command Acquisition is expected to close in the second quarter of 2015, subject to satisfaction of customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Echo’s obligation to consummate the Command Acquisition is not subject to any condition related to the availability of financing.

The Purchase Agreement contains customary termination rights for Echo and the Sellers’ Representative. Upon termination of the Purchase Agreement under certain specified circumstances, Echo may be required to pay the Sellers’ Representative a termination fee of $25.2 million. The Purchase Agreement is subject to termination if the transaction is not completed before July 20, 2015.

Common Stock and Convertible Senior Notes Offerings

On April 29, 2015, Echo entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named in Schedule II thereto (collectively, the “Common Stock Underwriters”), pursuant to which Echo agreed to sell and the Common Stock Underwriters agreed to purchase, upon the terms and subject to the conditions set forth therein, 5,000,000 shares of Echo common stock in a registered public offering. Echo has granted the Common Stock Underwriters an option to purchase up to an additional 750,000 shares of common stock within 30 days of the date of the Common Stock Underwriting Agreement, which option was exercised on May 7, 2015. The common stock offering closed on May 5, 2015, and the closing with respect to the additional 750,000 shares of common stock is expected to close on May 12, 2015.

On April 29, 2015, Echo entered into an underwriting agreement (the “Notes Underwriting Agreement”) with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named in Schedule II thereto (collectively, the “Notes Underwriters”), pursuant to which Echo agreed to sell and the Notes Underwriters agreed to purchase, upon the terms and subject to the conditions set forth therein, $200 million aggregate principal amount of Echo’s 2.50% Convertible Senior Notes due 2020 (the “Notes”) in a registered public offering. Echo granted the Notes Underwriters an option to purchase up to an additional $30 million aggregate principal amount of Notes within 30 days of the date of the Notes Underwriting Agreement, which option was exercised on May 1, 2015. The Notes offering closed on May 5, 2015.

Echo estimates that the net proceeds from the sale of common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by Echo, will be approximately $157.7 million (including proceeds with respect to the Common Stock Underwriters' exercise in full of their option to purchase additional shares of common stock, expected to close on May 12, 2015). Echo estimates that the net proceeds from sale of the Notes, after deducting underwriting discounts and commissions and estimated offering expenses payable by Echo, will be approximately $222.4 million. Echo expects to use all of the net proceeds from the sale of common stock and Notes (together with borrowings under a new $200 million asset-based lending facility) to finance the Command Acquisition. If the Command Acquisition is not consummated,

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014

Echo will use the net proceeds to fund the redemption of the Notes (if Echo so elects) and for working capital and general corporate purposes.

The offering of common stock and Notes was made pursuant to Echo’s effective registration statement on Form S-3 (File No. 333-202317) filed with the Securities and Exchange Commission on April 14, 2015 and a related prospectus supplement.

The following table summarizes the pro forma effect on the Echo balance sheet of the common stock and notes offerings that occurred on May 5, 2015 as if they had taken place on March 31, 2015. For the purposes of this pro forma balance sheet, the deferred tax liability was calculated using the statutory tax rate of 38%.

	As of March 31, 2015
	Actual	Pro Forma
Selected Balance Sheet Data:	(Unaudited)

Assets:
Cash and cash equivalents	$17,180,589	$376,530,589
Deferred financing fees	$—	$7,650,000

Liabilities:
Convertible senior notes, net of discount	$—	$200,790,000
Deferred income taxes	$5,933,562	$17,033,362

Stockholders' Equity:
Common stock	$2,343	$2,843
Additional paid-in capital	114,634,455	269,744,155
Retained earnings	72,511,273	72,511,273
Total stockholders' equity	$187,148,071	$342,258,271

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by truckload ("TL") and less-than-truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier management, routing compliance and performance management reporting.

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, consumer products and retail. Our clients fall into two categories, Managed Transportation (formerly known as "Enterprise") and Transactional. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statement of operations data:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of income data:
Revenue	$283,492	$247,670
Transportation costs	230,240	205,460
Net revenue	53,252	42,210
Operating expenses:
Commissions	14,932	11,208
Selling, general and administrative expenses	29,192	23,840
Contingent consideration (benefit) expense	(96)	224
Depreciation and amortization	3,873	2,956
Total operating expenses	47,901	38,228
Income from operations	5,351	3,982
Other expense	(90)	(55)
Income before provision for income taxes	5,261	3,927
Income tax expense	(1,933)	(1,497)
Net income	$3,328	$2,430
Net income per share of common stock:
Basic	$0.14	$0.11
Diluted	$0.14	$0.10
Shares used in per share calculations:
Basic	23,307	22,967
Diluted	23,936	23,450

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $283.5 million and $247.7 million for the three month periods ended March 31, 2015 and 2014, respectively, representing a period-over-period increase of 14.5%.

Our revenue is generated from two different types of clients: Managed Transportation and Transactional. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as an Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the three month periods ended March 31, 2015 and 2014, Managed Transportation clients accounted for 23% and 28% of our revenue, respectively, and Transactional clients accounted for 77% and 72% of our revenue, respectively. We expect to continue to grow both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include domestic air, expedited services, international and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2015, TL accounted for 56% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue and other transportation modes accounted for 1% of our revenue. For the three month period ended March 31, 2014, TL accounted for 52% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue and other transportation modes accounted for 5% of our revenue.

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

Net revenue is the primary indicator of our ability to add value to our clients and is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2015 was $53.3 million, an increase of 26.2% from $42.2 million in the comparable period of 2014.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three month periods ended March 31, 2015 and 2014, commission expense was 28.0% and 26.6%, respectively, of our net revenue. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transactions costs and other general and administrative expenses. For the three month periods ended March 31, 2015 and 2014, our selling, general and administrative expenses were $29.2 million and $23.8 million, respectively. For the three month periods ended March 31, 2015 and 2014, selling, general and administrative expenses as a percentage of net revenue were 54.8% and 56.5%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liability. The contingent consideration liability consists of the fair value of expected earn-out payments that will be payable to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration liability is evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statement of income. For the three month periods ended March 31, 2015 and 2014, we recorded a benefit of $0.1 million and a charge of $0.2 million, respectively, related to fair value adjustments to the contingent consideration obligation. The benefit recognized during the current period was due to weaker performance of one acquired business, which decreased the probability of the acquired business achieving its earnout targets.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three month periods ended March 31, 2015 and 2014, depreciation expense was $2.7 million and $2.3 million, respectively. The increase is primarily due to the depreciation of property and equipment acquired during the prior twelve months.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, trade names and non-compete agreements. For the three month periods ended March 31, 2015 and 2014, amortization expense was $1.1 million and $0.7 million, respectively. The increase is due to the amortization of intangible assets associated with our recent acquisitions.

Comparison of the three months ended March 31, 2015 and 2014

Revenue

Revenue for the three months ended March 31, 2015 was $283.5 million, an increase of 14.5% from $247.7 million in the comparable period of 2014. The increase in revenue was attributable to increases in the number of our clients and the total number of shipments executed on behalf of these clients. We acquired One Stop Logistics, Inc. ("One Stop") in May 2014 and Xpress Solutions, Inc. ("Xpress") in February 2015. One Stop and Xpress contributed $13.3 million and $2.2 million of revenue, respectively, for the three months ended March 31, 2015.

Revenue from Managed Transportation clients for the three months ended March 31, 2015 was $66.1 million, a decrease of 5.7% from $70.1 million in the comparable period of 2014. This decrease was driven by lower fuel costs and the effect of restructuring our contract with one Managed Transportation client, partially offset by an increase in the number of Managed Transportation clients. Revenue from Managed Transportation clients was 23% of our total revenue for the three months ended March 31, 2015, a decrease from 28% of total revenue in the comparable period of 2014. This decrease was driven by an increase in the number of Transactional shipments, as well as by the overall decrease in Managed Transportation revenue discussed above.

Revenue from Transactional clients for the three months ended March 31, 2015 was $217.4 million, an increase of 22.4% from $177.6 million in the comparable period of 2014. Revenue from Transactional clients was 77% of our total revenue for the three months ended March 31, 2015, an increase from 72% of our total revenue in the comparable period of 2014. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of One Stop in May 2014 and Xpress in February 2015.

Transportation costs

Transportation costs for the three months ended March 31, 2015 were $230.2 million, an increase of 12.1% from $205.5 million in the comparable period of 2014. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 81.2% for the three months ended March 31, 2015 from 83.0% in the comparable period of 2014.

Net revenue

Net revenue for the three months ended March 31, 2015 was $53.3 million, an increase of 26.2% from $42.2 million in the comparable period of 2014. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 18.8% for the three months ended March 31, 2015, from 17.0% in the comparable period of 2014. The increase in net revenue margins was the result an increase in TL margins and a drop in fuel prices across all modes.

Operating expenses

Commission expense for the three months ended March 31, 2015 was $14.9 million, an increase of 33.2% from $11.2 million in the comparable period of 2014. This increase was primarily attributable to the increase in net revenue. For the three months ended March 31, 2015 and 2014, commission expense was 28.0% and 26.6%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the three months ended March 31, 2015 were $29.2 million, an increase of 22.4% from $23.8 million in the comparable period of 2014. The increase was primarily the result of hiring sales personnel to drive continued growth of our business and hiring operational personnel to support our growth in customers and shipment volume. As a percentage of net revenue, selling, general and administrative expenses decreased to 54.8% for the three months ended March 31, 2015, from 56.5% in the comparable period of 2014. The decrease, as a percentage of net revenue, was primarily attributable to the increased productivity of our sales representatives and to the decrease in acquisition-related transaction costs compared to the prior year.

Contingent consideration

The contingent consideration fair-value adjustment resulted in an income statement benefit of $0.1 million for the three months ended March 31, 2015 compared to an expense of $0.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, we recognized a benefit related to the contingent consideration obligations due to a decreased probability of one acquisition achieving its EBITDA earn-out targets, partially offset by changes to the time value of money. In the prior year, we recognized contingent consideration expense due to an increased probability of acquisitions achieving EBITDA earn-out targets and changes to the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of March 31, 2015.

Depreciation and amortization

Depreciation expense for the three months ended March 31, 2015 was $2.7 million, an increase of 21.5% from $2.3 million in the comparable period of 2014. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. Amortization expense for the three months ended March 31, 2015 was $1.1 million, an increase of 61.6% from $0.7 million in the comparable period of 2014. The increase in amortization expense was attributable to the amortization of intangible assets related to our recent acquisitions.

Income from operations

Income from operations for the three months ended March 31, 2015 was $5.4 million, an increase of 34.4% from $4.0 million in the comparable period of 2014. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses.

Other expense and income tax expense

Other expense remained relatively consistent at $0.1 million for both the three month periods ended March 31, 2015 and March 31, 2014.

Income tax expense was $1.9 million for the three months ended March 31, 2015, an increase from $1.5 million for the comparable period of 2014. This increase was due to the increase in income from operations discussed above. Our effective tax rate for the three months ended March 31, 2015 was 36.7%, a decrease from an effective tax rate of 38.1% in the comparable period of 2014. The decrease in the effective tax rate was primarily due to changes in state apportionment percentages.

Net Income

Net income for the three months ended March 31, 2015 was $3.3 million, an increase of 36.9% from $2.4 million in the comparable period of 2014, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2015, we had $17.2 million in cash and cash equivalents, $59.6 million in working capital and $49.2 million available under our credit facility, which matures on May 2, 2017.

Cash provided by operating activities

For the three month periods ended March 31, 2015 and 2014, we generated $9.4 million and $10.2 million, respectively, of cash from operating activities. The decrease was due to changes in working capital, which more than offset the increase in cash generated from net income. For the three months ended March 31, 2015, we generated $11.0 million in cash from net income, adjusted for non-cash operating items, compared to $7.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, this cash flow generation was offset by $1.6 million and increased by $2.8 million, respectively, due to changes to working capital. These changes in working capital were primarily driven by the timing of payments made each year.

Cash used in investing activities

Cash used in investing activities was $8.7 million and $18.1 million during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the primary investing activities were the cash consideration transferred for the acquisition of Xpress, the procurement of computer hardware and software, and the internal development of computer software. For the three months ended March 31, 2014, the primary investing activities were the cash consideration transferred for the acquisitions of Online Freight Services, Inc. ("OFS") and Comcar Logistics, LLC ("Comcar"), the procurement of computer hardware and software, and the internal development of computer software.

Cash used in financing activities

During the three months ended March 31, 2015 and 2014, net cash used in financing activities was $16.1 million and $2.0 million, respectively. For the three months ended March 31, 2015, the primary financing activity was a $13.8 million payment to the former owners of One Stop, the business we acquired in May 2014. This $13.8 million had been classified in other current liabilities as of December 31, 2014. The other uses of cash in financing activities in the current year relate to contingent consideration payments of $2.7 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. These uses of cash were partially offset by $1.9 million in cash provided by financing activities related to the exercise of stock options. All draws on the line of credit during the quarter were repaid as of March 31, 2015.

For the three months ended March 31, 2014, the net cash used in financing activities was primarily related to contingent consideration payments of $1.2 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock.

Revolving credit facility

On May 2, 2014, we entered into a revolving credit agreement with PNC Bank. The $50 million facility expires on May 2, 2017 and allows for the issuance of up to $20 million in letters of credit. The issuance of letters of credit under the credit facility reduces available borrowings. Our ability to access the revolving credit facility is subject to our compliance with the terms and conditions of the credit facility, including customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2015, we were in compliance with all such covenants.

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

During the first quarter of 2015, we drew $29.8 million on the revolving credit facility, all of which was repaid as of March 31, 2015. At March 31, 2015, there were no amounts drawn against the revolving credit facility and there were letters of credit outstanding in the aggregate amount of $0.8 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at March 31, 2015 was $49.2 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, including our previously announced acquisition of all of the outstanding membership units of Command Transportation, LLC, and for working capital and other general corporate purposes. We also expect to use available cash to make approximately $1.6 million of potential earn-out payments for the remainder of 2015 in connection with our acquisitions, as well as to satisfy the remaining $3.7 million current liability due to the former owners of One Stop. We currently expect to use up to $14.2 million for capital expenditures for the remainder of 2015. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The new accounting standard is effective as of January 1, 2016, and early adoption is permitted. The standard must be applied on a full retrospective basis, with all prior periods restated for the new presentation. We are currently assessing the potential impact of this standard on our financial statements and financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU amends the present guidance regarding the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. The new accounting standard is effective as of January 1, 2016, and is not expected to have a material impact on our financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on our financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2015 and 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of March 31, 2015.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

On April 20, 2015, Echo entered into that certain Unit Purchase Agreement by and among Echo, Command Transportation, LLC (“Command”), the members of Command (collectively, the “Sellers”), Paul Loeb, as sellers’ representative, and Paul Loeb, in his individual capacity (the “Purchase Agreement”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Echo will acquire all of the outstanding membership units of Command from the Sellers (the “Command Acquisition”), resulting in Command becoming a wholly-owned subsidiary of Echo. For more information about the Command Acquisition, see our Form 8-Ks filed with the SEC on April 22, 2015 and April 27, 2015 and the Purchase Agreement incorporated herein by reference. There are a number of risks and uncertainties associated with the Command Acquisition, set forth below.

Even if the Command Acquisition is completed, we may fail to realize the growth prospects and cost savings anticipated as a result of the Command Acquisition.

On April 20, 2015, we signed the Purchase Agreement for the Command Acquisition. We expect the Command Acquisition to close in the second quarter of 2015, subject to customary closing conditions. There are a number of risks and uncertainties relating to the Command Acquisition. For example, the Command Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure to satisfy one or more of the conditions to closing. There can be no assurance that the conditions to closing of the Command Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Command Acquisition. In addition, both we and Command have the ability to terminate the Purchase Agreement under certain circumstances. Failure to complete the Command Acquisition would prevent us and Command from realizing the anticipated benefits of the Command Acquisition. We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees, and we could become liable to Command if the Purchase Agreement is terminated under certain circumstances for a termination fee equal to $25.2 million. In addition, the market price of our common stock may reflect various market assumptions as to whether the Command Acquisition will be completed. Consequently, the completion of, the failure to complete, or any delay in the closing of the Command Acquisition could result in a significant change in the market price of our common stock.

In addition, the success of the Command Acquisition will depend, in part, on our ability to successfully integrate Command’s business and operations, including the integration of Command’s existing information technology platform and development of a uniform compensation structure across both businesses, and fully realize the anticipated benefits and potential synergies from combining our business with Command’s business. If we are unable to achieve these objectives following the Command Acquisition, the anticipated benefits and potential synergies of the Command Acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.

As a result of the Command Acquisition, we will be more dependent on TL brokerage and the spot market.

Uncertainty about the Command Acquisition may adversely affect the relationships that we, Command or our combined company have with our respective customers, service providers and employees, whether or not the Command Acquisition is completed.

Parties with whom we or Command do business may experience uncertainty associated with the Command Acquisition, including with respect to current or future business relationships with us, Command or the combined business. These business relationships may be subject to disruption as customers and others may attempt to (i) negotiate changes in existing business relationships, (ii) delay, defer or cease purchasing services from or providing services to us, Command or our combined company or (iii) consider entering into business relationships with parties other than us, Command or the combined business, including our competitors or those of Command. These disruptions could have a material adverse effect on the businesses, operating results, and financial condition of each of us or, if the Command Acquisition is completed, the combined business.

Uncertainties associated with the Command Acquisition may cause a loss of management personnel and other key employees that could adversely affect our future business, operations and financial results following the Command Acquisition.

Whether or not the Command Acquisition is completed, the announcement and pendency of the Command Acquisition could disrupt Command’s and our respective businesses. We and Command are both dependent on the experience and industry knowledge of our respective senior management and other key employees, including sales and marketing executives, to execute our respective business plans. Our success after the Command Acquisition will depend in part upon our and Command’s ability to retain our respective key management personnel and other of our respective key employees in advance of the Command Acquisition, and of our combined company’s ability to do so following the Command Acquisition. Our current and prospective employees and those of Command may experience uncertainty about their roles within the combined company following the Command Acquisition, which may have an adverse effect on the current ability of Command or us to attract or retain key management and other key personnel or the ability of the combined company to do so following the Command Acquisition.

Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of ours or of Command to the same extent that such companies have previously been able to attract or retain employees. In addition, following the Command Acquisition, we might not be able to locate suitable replacements for any such key employees who leave us or Command or offer employment to potential replacements on satisfactory terms.

Our results after the Command Acquisition may suffer if we do not effectively manage our expanded operations following the Command Acquisition.

Following the Command Acquisition, the size of our business will increase significantly beyond the current size of our existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful after closing of the Command Acquisition or that we will realize the expected benefits currently anticipated from the Command Acquisition.

We will incur significant acquisition-related integration costs in connection with the Command Acquisition and significant transaction expenses in connection with the negotiation and consummation of the Command Acquisition and the related financing transactions.

We are currently developing a plan to integrate the operations of Command after the completion of the Command Acquisition. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges as of the date of this prospectus supplement. Further, we currently expect to incur significant transaction costs relating to negotiating and completing the Command Acquisition and the related financing transactions. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and Command Acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and Command Acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our common stock following the closing of the Command Acquisition.

In accordance with GAAP, the Command Acquisition will be accounted for using the acquisition method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock following the closing of the Command Acquisition. Under the acquisition method of accounting, the total estimated purchase price will be allocated to Command’s net tangible assets and identifiable intangible assets based on their respective fair values as of the date of closing of the Command Acquisition. Any excess of the purchase price over those fair values will be recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the Purchase Agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

If we successfully acquire Command, the acquired business may underperform relative to our expectations.

Following completion of the Command Acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Command have achieved or might achieve separately. Command business and financial performance are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers and independent contractors. We may be unable to achieve the same growth, revenues and profitability that Command has achieved in the past.

Item 6.    Exhibits

Exhibit No	Description of Exhibit

1.1
Common Stock Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

1.2
Notes Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

2.1
Unit Purchase Agreement, dated as of April 20, 2015, by and among Echo Global Logistics, Inc., Command Transportation, LLC, Paul Loeb, as sellers' representative, and Paul Loeb, in his individual capacity (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

3.1	Amendment to the Company's Amended and Restated By-laws (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

4.1
Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

4.2
First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

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

ECHO GLOBAL LOGISTICS, INC.

Date:	May 8, 2015		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chief Executive Officer

Date:	May 8, 2015		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

1.1
Common Stock Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

1.2
Notes Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

2.1
Unit Purchase Agreement, dated as of April 20, 2015, by and among Echo Global Logistics, Inc., Command Transportation, LLC, Paul Loeb, as sellers' representative, and Paul Loeb, in his individual capacity (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

3.1	Amendment to the Company's Amended and Restated By-laws (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

4.1
Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

4.2
First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2015).

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