Form 10-Q
period 2015-06-30
Echo Global Logistics, Inc.
filed 2015-08-07
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

        As of August 6, 2015, the Registrant had 30,916,050 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$371,642,242	$305,119,867	$655,133,816	$552,790,084
Costs and expenses:
Transportation costs	302,100,945	251,782,397	532,340,803	457,242,488
Selling, general, and administrative expenses	61,450,284	42,999,630	105,478,097	78,271,950
Depreciation and amortization	5,251,020	3,410,246	9,124,157	6,366,350
Income from operations	2,839,993	6,927,594	8,190,759	10,909,296
Interest income	23,909	—	23,909	—
Interest expense	(4,350,256)	(26,729)	(4,388,224)	(26,729)
Other expense	(74,274)	(35,669)	(126,295)	(90,596)
Other expense, net	(4,400,621)	(62,398)	(4,490,610)	(117,325)
(Loss) Income before provision for income taxes	(1,560,628)	6,865,196	3,700,149	10,791,971
Income tax benefit (expense)	879,000	(2,620,979)	(1,054,000)	(4,117,795)
Net (loss) income	$(681,628)	$4,244,217	$2,646,149	$6,674,176

(Loss) Income per common share:
Basic	$(0.03)	$0.18	$0.10	$0.29
Diluted	$(0.03)	$0.18	$0.10	$0.28
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,647,170	$32,542,119
Accounts receivable, net of allowance for doubtful accounts of $989,868 and $1,226,297 at June 30, 2015 and December 31, 2014, respectively	225,048,292	145,198,419
Income taxes receivable	2,138,890	1,968,511
Prepaid expenses	4,331,478	2,849,011
Deferred income taxes	522,706	995,171
Other current assets	1,748,217	2,114,356
Total current assets	291,436,753	185,667,587
Property and equipment, net	25,849,997	21,276,709
Intangible assets:
Goodwill	282,126,025	77,909,537
Intangible assets, net of accumulated amortization of $18,478,873 and $15,046,556 at June 30, 2015 and December 31, 2014, respectively	181,939,106	30,871,423
Other assets	470,954	318,938
Total assets	$781,822,835	$316,044,194
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$133,905,383	$85,999,784
Due to seller-short term	2,063,212	4,243,088
Accrued expenses	26,015,254	19,496,000
Other current liabilities	—	17,507,500
Total current liabilities	161,983,849	127,246,372
Long-term debt, net	26,915,619	—
Convertible notes, net	193,410,486	—
Due to seller-long term	1,986,788	1,087,990
Other noncurrent liabilities	1,963,861	1,502,019
Deferred income taxes	14,634,558	4,333,635
Total liabilities	400,895,161	134,170,016
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 29,697,215 and 23,207,051 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,972	2,322
Additional paid-in capital	309,095,057	112,688,360
Retained earnings	71,829,645	69,183,496
Total stockholders' equity	380,927,674	181,874,178
Total liabilities and stockholders' equity	$781,822,835	$316,044,194
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$2,646,149	$6,674,176
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(929,157)	90,248
Noncash stock compensation expense	4,504,835	2,413,348
Noncash interest expense	1,264,153	—
Change in contingent consideration due to seller	164,755	1,305,185
Depreciation and amortization	9,124,157	6,366,350
Change in assets, net of acquisitions:
Accounts receivable	(16,168,721)	(35,434,753)
Taxes receivable	(170,379)	2,853,605
Prepaid expenses and other assets	(530,094)	(358,473)
Change in liabilities, net of acquisitions:
Accounts payable	35,763,013	28,212,430
Accrued expenses and other	(1,001,712)	6,251,608
Net cash provided by operating activities	34,666,999	18,373,724
Investing activities
Purchases of property and equipment	(6,578,938)	(8,392,641)
Payments for acquisitions, net of cash acquired	(390,538,011)	(33,048,075)
Net cash used in investing activities	(397,116,949)	(41,440,716)
Financing activities
Tax benefit of stock options exercised	1,387,591	136,939
Payment of contingent consideration	(2,945,833)	(1,524,670)
Proceeds from exercise of stock options	866,323	167,360
Employee tax withholdings related to net share settlements of equity-based awards	(1,624,229)	(853,923)
Proceeds from borrowing on line of credit	34,782,500	5,000,000
Repayments of amounts borrowed on line of credit	(34,782,500)	(5,000,000)
Proceeds from borrowing on ABL facility	35,000,000	—
Repayments of amounts borrowed on ABL facility	(5,000,000)	—
Proceeds from sale of common stock, net of underwriting discounts and commissions	158,412,500	—
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	223,100,000	—
Payment of common stock and debt issuance costs	(4,133,851)	—
Payment to former owners of One Stop Logistics	(17,507,500)	—
Net cash provided by (used in) financing activities	387,555,001	(2,074,294)
Increase (decrease) in cash and cash equivalents	25,105,051	(25,141,286)
Cash and cash equivalents, beginning of period	32,542,119	52,506,560
Cash and cash equivalents, end of period	$57,647,170	$27,365,274
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,165,738	$26,729
Cash paid during the period for income taxes	1,867,055	1,037,884

Non-cash investing activity
Common stock issued for acquisition of Command	$14,746,000	$—
Non-cash financing activity
Due to seller	1,500,000	880,000
Notes payable to former owner of One Stop	—	17,507,500
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2015
(Unaudited)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2014	23,207,051	$2,322	$112,688,360	$69,183,496	$181,874,178
Share compensation expense	—	—	4,504,835	—	4,504,835
Exercise of stock options	106,501	11	866,312	—	866,323
Common stock issued for vested restricted stock	172,128	18	(18)	—	—
Common stock issued for vested performance shares	17,375	2	(2)	—	—
Common stock issued from equity offering, net of underwriting discounts and commissions	5,750,000	575	157,835,675	—	157,836,250
Equity component of convertible note offering, net of issuance costs and deferred taxes	—	—	18,956,232	—	18,956,232
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(59,669)	(6)	(1,624,223)	—	(1,624,229)
Common shares issued for acquisition	503,829	50	14,745,950	—	14,746,000
Tax benefit from exercise of stock options	—	—	1,121,936	—	1,121,936
Net income	—	—	—	2,646,149	2,646,149
Balance at June 30, 2015	29,697,215	$2,972	$309,095,057	$71,829,645	$380,927,674

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Echo Global Logistics, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated statements of operations include the results of entities or assets acquired from the effective date of the acquisition for accounting purposes.

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results expected for the full year 2015. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short term nature. The fair value of the due to seller liabilities are determined based on the likelihood of contingent earn-out payments. The fair value of the liability component of the Notes (as defined in Footnote 11 (Long-Term Debt)) was determined using the discounted cash flow analysis discussed in Footnote 11.

2. New Accounting Pronouncements

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), requiring debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred asset. ASU 2015-03 is effective as of January 1, 2016, but early adoption is permitted. ASU 2015-03 must be applied on a full retrospective basis, with all prior periods restated for the new presentation.
The Company has early adopted ASU 2015-03, effective with this filing for the quarter ended June 30, 2015. Early adoption allows the Company to record the significant debt issuance costs incurred in the second quarter of 2015 in accordance with ASU 2015-03, instead of waiting until 2016 to adopt ASU 2015-03 and then having to retrospectively restate the 2015 numbers. Effective with this filing for the period ended June 30, 2015, the Company will present debt issuance costs related to the Notes on the balance sheet as a contra-liability that reduces the carrying amount of the Note liability, rather than as a deferred asset. The Company's policy with regard to debt issuance costs incurred related to the Company's $200 million ABL Facility (as defined in Footnote 11 (Long-Term Debt)) will be to present these costs as a contra-liability in periods when there is a related ABL Facility debt liability on the balance sheet. If there is no outstanding draw on the ABL Facility at period end, and thus no liability is recorded on the balance sheet, these debt issuance costs will be presented as a deferred asset.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

ASU 2015-03 requires retrospective application to prior periods. The only debt issuance costs recorded at December 31, 2014 were an insignificant amount related to the Company's previous revolving credit facility with PNC Bank. No amounts were drawn on such revolving credit facility at December 31, 2014. As such, the prior year presentation as a deferred financing asset would also be the appropriate presentation after adoption of ASU 2015-03. No change to the prior period balance sheet is necessary. The change in balance sheet presentation due to the adoption of ASU 2015-03 had no impact on the current or prior period statements of operations. Debt issuance costs are amortized to interest expense using the effective interest method over the useful life of the debt instrument, both before and after the adoption of ASU 2015-03.

Other New Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the present guidance regarding the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. This new accounting standard is effective as of January 1, 2016, and is not expected to have a material impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which provides companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This accounting standard was effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. The Company is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial statements.

3. Acquisitions

2015 Acquisitions

Xpress Solutions, Inc.

In February 2015, the Company acquired Xpress Solutions, Inc. ("Xpress"), a non-asset based truckload and less-than-truckload transportation brokerage based in Frankfort, Illinois, and the results of Xpress have been included in the unaudited consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of Xpress for $6,054,937 in cash, subject to working capital adjustments, and an additional $3,000,000 in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to January 31, 2019.  As a result of the purchase accounting for the acquisition, the Company recorded $4,081,407 of goodwill, $1,500,000 as the estimated opening balance sheet fair-value of the contingent consideration obligation, and $3,000,000 of customer relationship intangible assets. This allocation is subject to change as the Company finalizes the purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable and intangible assets. The amount of goodwill deductible for U.S. income tax purposes is $2,581,407, which excludes the opening balance sheet fair-value of the contingent consideration obligation.

The Company recognized a $260,000 increase in the fair-value of the Xpress contingent consideration obligation in the second quarter of 2015. The increase was due to the strong performance of Xpress in the second quarter of 2015, which increased the likelihood that Xpress will achieve its performance targets. The increase resulted in a contingent consideration obligation of $1,760,000 as of June 30, 2015.

The amounts of revenue and net income of Xpress included in the Company's consolidated statements of operations from the acquisition to June 30, 2015 are $5.5 million and $0.1 million, respectively.

Command Transportation, LLC

On June 1, 2015, the Company announced that it had completed the acquisition of all of the outstanding membership units of Command Transportation, LLC ("Command"), one of the largest privately held truckload brokers and non-asset based transportation providers in the United States. Command is headquartered in Skokie, Illinois, with satellite locations in Texas, Missouri, and Kansas. The acquisition will create a leading provider of technology-enabled transportation management solutions with enhanced scale in the truckload market, and will allow Echo to offer greater capacity and a broader network to both transactional and Managed Transportation clients, as well as a broader suite of services for both Echo and Command's existing clients.

The Company financed the purchase price for the Command acquisition, in part, through the proceeds of the issuance of shares of its common stock and Notes. The Company financed the remainder of the purchase price for the Command acquisition with drawings under the ABL Facility, as well as a grant of Echo common stock to one of the sellers. These financing activities are discussed in more detail in Footnotes 11 (Long-Term Debt) and 12 (Common Stock Offering) of this Form 10Q. The acquisition date fair value of the total consideration transferred was $409.0 million, subject to post-closing adjustments for working capital and cash. The consideration transferred was as follows:

Cash	$394,279,778
Echo common stock, fair value	14,746,000
Total consideration transferred	$409,025,778

The equity portion of the purchase price consisted of 503,829 unregistered shares of Echo common stock issued to Paul Loeb on June 1, 2015. The closing price of Echo common stock on June 1, 2015 was $32.52 per share. As these shares were unregistered, the Company applied a 10% marketability discount to determine the fair value of the consideration transferred. There is no contingent consideration associated with the purchase of Command.

The following table summarizes the preliminary allocation of the total consideration transferred for the acquisition of Command:

Cash	$9,495,246
Accounts receivable, net	62,348,684
Property and equipment	3,667,615
Prepaid expenses	818,903
Goodwill	200,116,422
Intangible assets	151,500,000
Total assets acquired	$427,946,870
Accounts payable	$11,074,493
Accrued expenses	7,846,599
Total liabilities assumed	$18,921,092
Total consideration transferred	$409,025,778

Goodwill of $200,116,422, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because the acquisition of Command will, among other things, significantly enhance the Company's national scale and density in the highly fragmented truckload market. In addition, Echo paid this premium to acquire an experienced sales force with established customer and carrier relationships, and Command executives with significant experience in the transportation industry. The allocation of the purchase price to the assets and liabilities above is subject to change as the Company finalizes purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable, property and equipment, and intangible assets. The preliminary values assigned to the intangible assets acquired were as follows:

Intangible Asset	Value	Useful Life
Customer and carrier relationships	$141,600,000	17 years
Trade names	5,000,000	4 years
Noncompete agreements	4,900,000	5-8 years
	$151,500,000

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vests after 1 year and will be recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and will be recognized as compensation expense over the vesting period. The stock compensation expense related to these issuances recorded within selling, general and administrative expense in the statement of operations from the issuance date to June 30, 2015 is $1.0 million.

The Command acquisition-related transaction costs recognized in selling, general and administrative expense in the statement of operations for the three and six months ended June 30, 2015 are $5.9 million and $6.3 million, respectively.

The amounts of revenue and net income of Command included in the Company's consolidated statement of operations from the acquisition date to June 30, 2015 are $46.3 million and $1.1 million, respectively.

The following unaudited pro forma information presents a summary of the Company's pro forma consolidated revenue and net income for the three and six months ended June 30, 2015 and 2014 as if the Company had acquired Command as of January 1, 2014. This unaudited pro forma supplemental information includes the historical financial results of the Company and Command, adjusted to record the following pro-forma adjustments:

(1) Intangible asset amortization as if the acquisition had occurred on January 1, 2014, at approximately $3.3 million per quarter.
(2) Income tax expense as if Command had been paying the Company's effective tax rate since January 1, 2014.
(3) Interest expense of approximately $3.3 million per quarter (and related tax benefit), as if the convertible senior note offering and draw on the ABL Facility used to fund the acquisition had occurred on January 1, 2014. This includes the amortization of debt issuance costs and underwriting discounts and commissions, as well as the amortization of the Note discount.
(4) Stock compensation expense of approximately $2.7 million per quarter (and the related tax benefit) in 2014.
If the Company had acquired Command on January 1, 2014, the stock compensation expense related to the 335,882 shares of restricted common stock granted to former Command employees on the acquisition date would have been expensed in 2014. The amount recognized in the Company's historical June 2015 results is also removed as a pro-forma adjustment.
(5) Pro-forma adjustment to remove $6.3 million of transaction-related expenses and $2.0 million of Term Loan Facility commitment fees (and the related tax benefit of both) recorded in the Company's historical statement of operations in the second quarter of 2015. If the acquisition had occurred on January 1, 2014, these transaction costs and Term Loan Facility (as defined in Footnote 11 (Long-Term Debt)) commitment fees would have been expensed in fiscal year 2013.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Command. These pro forma results are not necessarily indicative either of what would have occurred if the Command acquisition had been in effect for the periods presented or future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Echo revenue, as reported	$371,642,242	$305,119,867	$655,133,816	$552,790,084
Command revenue (1)	87,040,130	141,898,951	221,422,040	278,641,217
Pro forma revenue	$458,682,372	$447,018,818	$876,555,856	$831,431,301

Echo net (loss) income, as reported	$(681,628)	$4,244,217	$2,646,149	$6,674,176
Command net income (1)	3,631,939	5,727,705	9,719,680	10,409,337
Pro forma adjustments	2,342,842	(7,978,635)	(4,035,690)	(15,554,533)
Pro forma net income	$5,293,153	$1,993,287	$8,330,139	$1,528,980

(1) The pro forma Command amounts for the three and six months ended June 30, 2015 include only two and five months of Command amounts, respectively. The June 2015 Command revenue and net income are included in Echo reported revenue and net income.

4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to seller of $4,050,000. The potential earnout payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

determining the fair value of the contingent consideration ranged between 4% and 6%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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

The following table sets forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2015 and December 31, 2014:

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(4,050,000)	—	—	$(4,050,000)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(5,331,078)	—	—	$(5,331,078)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2014	$(5,331,078)
Xpress acquisition, acquisition date fair value	(1,500,000)
Change in fair value	(164,755)
Payment of contingent consideration	2,945,833
Balance at June 30, 2015	$(4,050,000)

For the six months ended June 30, 2015 and 2014, the Company recognized expense of $164,755 and $1,305,185, respectively, in selling, general, and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, as well as from the effect of the time value of money.

For the six months ended June 30, 2015 and 2014, the Company made contingent earn-out payments of $2,945,833 and $1,524,670, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

5. Intangibles and Other Assets

The following is a roll-forward of goodwill from December 31, 2014 to June 30, 2015:

Balance as of December 31, 2014	$77,909,537
One Stop, purchase accounting adjustment	18,659
Xpress acquisition, goodwill acquired	4,081,407
Command acquisition, goodwill acquired	200,116,422
Balance as of June 30, 2015	$282,126,025

The following is a summary of amortizable intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	Weighted-Average Life
Customer and carrier relationships	$189,538,979	$44,938,979	15.3 years
Noncompete agreements	5,239,000	339,000	6.7 years
Trade names	5,640,000	640,000	4.0 years
	200,417,979	45,917,979	14.7 years
Less accumulated amortization	(18,478,873)	(15,046,556)
Intangible assets, net	$181,939,106	$30,871,423

Amortization expense related to intangible assets was $3,432,317 and $1,661,379 for the six months ended June 30, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2015	$9,085,017
2016	17,402,013
2017	15,907,601
2018	14,560,955
2019	13,253,079
Thereafter	111,730,441
$181,939,106

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Accrued compensation	$15,268,036	$11,359,446
Accrued rebates	2,372,968	2,572,544
Accrued employee benefits	2,403,963	1,643,713
Accrued interest	1,042,704	27,320
Deferred rent	336,872	293,853
Other	4,590,711	3,599,124
Total accrued expenses	$26,015,254	$19,496,000

The other noncurrent liability of $1,963,861 and $1,502,019 as of June 30, 2015 and December 31, 2014, respectively, is the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) Income before provision for income taxes	$(1,560,628)	$6,865,196	$3,700,149	$10,791,971
Income tax benefit (expense)	$879,000	$(2,620,979)	$(1,054,000)	$(4,117,795)
Effective tax rate	56.3%	38.2%	28.5%	38.2%

The decrease in the Company's effective tax rate for the six months ended June 30, 2015 was primarily due to changes in state apportionment percentages. The increase in the Company's effective tax rate for the three months ended June 30, 2015 was primarily due to the effect of the second quarter 2015 pre-tax loss.

8. Net (Loss) Income Per Share

Basic net (loss) income per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net (loss) income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted net (loss) income per common share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net (loss) income	$(681,628)	$4,244,217	$2,646,149	$6,674,176
Denominator:
Denominator for basic net (loss) income per share - weighted-average shares	27,110,580	23,017,056	25,208,784	22,992,087
Effect of dilutive securities:
Employee stock awards	—	489,412	615,382	485,936
Denominator for dilutive net (loss) income per share	27,110,580	23,506,468	25,824,166	23,478,023
Basic net (loss) income per common share	$(0.03)	$0.18	$0.10	$0.29
Diluted net (loss) income per common share	$(0.03)	$0.18	$0.10	$0.28

For the three month period ended June 30, 2015, 601,860 incremental shares related to stock-based awards were not included in the computation of diluted net (loss) income per common share because of the net loss during the period. There were no employee stock options and unvested restricted stock excluded from the calculation of diluted net (loss) income per share for the three month period ended June 30, 2014 and the six months ended June 30, 2015 and 2014.

As of June 30, 2015, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted net (loss) income per share for the three and six months ended June 30, 2015.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

9. Stock-Based Compensation Plans

The Company recorded $2,613,768 and $4,504,835 in total stock-based compensation expense with corresponding tax benefits of $979,640 and $1,673,662 for the three and six month period ended June 30, 2015, respectively. For the three and six month period ended June 30, 2014, the Company recorded $1,105,035 and $2,413,348 in total stock-based compensation expense with corresponding tax benefits of $430,964 and $941,206, respectively.

During the six months ended June 30, 2015 and 2014, the Company did not grant any stock options.

The Company granted 674,947 and 181,157 shares of restricted stock to various employees, including former Command employees, during the six months ended June 30, 2015 and 2014, respectively. The Company also granted 67,178 shares of performance stock to two of the sellers of Command, who entered into new employment agreements with the Company, during the six month period ended June 30, 2015.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 69,213 and 43,437 shares of performance and market-based stock during the six month periods ended June 30, 2015 and 2014, respectively.

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of June 30, 2015.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

11. Long-Term Debt

ABL Facility

On June 1, 2015, the Company and Command, as co-borrowers, entered into a Revolving Credit and Security Agreement (the “New Credit Agreement ”), with PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto. The New Credit Agreement replaces the Company’s previous Credit Agreement, dated as of May 2, 2014, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent. The New Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the “ABL Facility”). The initial aggregate principal amount under the ABL Facility may be increased from time to time by an additional $100 million to a maximum aggregate principal amount of $300 million; provided that only four increases are permitted during the life of the loan and, for each increase, certain requirements are satisfied. The Company’s obligations under the New Credit Agreement are secured, on a first lien priority basis, by certain working capital assets.

Interest is payable at a rate per annum equal to, at the option of the Company, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate, plus 0.50%, (2) the base commercial lending rate of PNC Bank, National Association and (3) a daily LIBOR rate, plus 1.00%; or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin will be 0.25% to 0.75% for borrowings at the base rate and 1.25% to 1.75% for borrowings at the LIBOR rate, in each case, based on the excess availability under the ABL Facility. At June 30, 2015, the Company's outstanding borrowings under the LIBOR rate election carried an interest rate of 1.69%.

The Company will also be required to pay a commitment fee in respect to the unutilized commitments under the ABL Facility of between 0.25% and 0.375% based on the excess availability for the prior calendar quarter under the ABL Facility. At June 30, 2015, the Company's commitment fee was calculated at a rate of 0.375%.

The terms of the ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels. As of June 30, 2015, neither of the events that would require the Company to maintain the fixed charge coverage ratio occurred, and the Company is in compliance with all covenants related to the ABL.

During the second quarter of 2015, the Company drew $35.0 million on the ABL Facility and repaid $5.0 million, resulting in an outstanding balance of $30.0 million at June 30, 2015. This outstanding balance approximates the fair value of the debt at June 30, 2015.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At June 30, 2015, there were $0.7 million of letters of credit outstanding. The total draw allowed on the facility at June 30, 2015, as determined by the working capital assets pledged as collateral, was $181.8 million. After adjusting for the outstanding draw and letters of credit, the Company's remaining availability under the ABL Facility at June 30, 2015 was $151.0 million.

The Company incurred issuance costs of $3.1 million related to the ABL Facility. These issuance costs will be presented on the balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense over the 5 year life of the ABL Facility. From the date it entered into the ABL Facility through June 30, 2015, the Company has recorded $0.1 million of interest expense related to issuance costs. The carrying amount of the debt on the balance sheet at June 30, 2015 is $26.9 million, calculated as follows:

6/30/2015
Outstanding draw on ABL Facility	$30,000,000
Unamortized ABL issuance costs	(3,084,381)
Long-term debt, net of unamortized issuance costs	$26,915,619

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 (the “Notes”) in a registered public offering. The Company sold the Notes under a purchase agreement, dated April 29, 2015, with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters (collectively, the “Notes Underwriters”). The $230 million principal amount includes the exercise in full of the $30 million overallotment option granted to the Notes Underwriters. The proceeds from the Company's sale of the Notes, net of underwriting discounts and commissions, were $223.1 million. The Company used all of the net proceeds from the note offering (together with proceeds from the sale of common stock and borrowings under the ABL Facility) to finance the acquisition of Command.

The Notes bear interest at a rate of 2.50% per year payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on November 1, 2015. The Notes will mature on May 1, 2020, unless earlier converted or repurchased in accordance with the terms discussed below. The Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

The Notes will be convertible, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, or a combination of cash and shares of common stock at the Company's election, at an initial conversion rate of 25.5428 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $39.15 per share of common stock.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

If the Company undergoes a fundamental change, subject to certain conditions, holders of the Notes may require the Company to purchase for cash all or a part of their Notes at a repurchase price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest. In addition, following certain corporate events that occur prior to maturity, the Company may increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, the conversion rate could increase to a maximum of 34.4827 shares of Common Stock per $1,000 principal amount of Notes.

On or after January 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election.

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted net income per share, but any conversion premium that exists will be included in the calculation of diluted net income per share using the treasury stock method. As of June 30, 2015, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted net income per share for the three and six months ended June 30, 2015.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

The accounting guidance in ASC 470-20, Debt with Conversion and Other Options, requires that the principal amount of the Notes be separated into liability and equity components at issuance. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the principal amount of the Notes and the estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at an estimated market yield for a similar debt instrument without the conversion feature. The Company estimated the straight debt yield using a combination of inputs observable in the marketplace, including the credit spread indicated by the terms of the Company's ABL Facility, LIBOR rates, and U.S. Treasury bonds. This represents a Level 2 valuation technique. The Company estimated the straight debt borrowing rates at issuance to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs discussed below will be amortized to interest expense under the effective interest method over the 5 year life of the Notes, using an effective interest rate of 6.33%.

The Company allocated the total issuance costs related to the Notes to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component were recorded on the consolidated balance sheets as a contra-liability that reduces the carrying amount of the convertible note liability. This amount will be amortized to interest expense over the term of the Notes using the effective interest method and an effective interest rate of 6.33%. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.

As of June 30, 2015, the carrying amount of the Notes on the balance sheet is $193.4 million, calculated as follows:

6/30/2015
Convertible senior notes, principal amount	$230,000,000
Unamortized debt discount	(30,568,260)
Unamortized debt issuance costs	(6,021,254)
Convertible senior notes, net	$193,410,486

The Notes are carried on the balance sheet at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2015 was $248.4 million. The fair value of the Notes was estimated based on the trading price of the Notes at June 30, 2015. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company has recognized interest expense related to the Notes of $2.1 million from the issuance date through June 30, 2015, consisting of $1.0 million of contractual coupon interest, $0.9 million of debt discount amortization and $0.2 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from June 30, 2015 to the maturity of the Notes on May, 1, 2020 are as follows:

	Total	2015	2016	2017	2018	2019	2020
Senior convertible notes, including interest	$258,750,000	2,875,000	5,750,000	5,750,000	5,750,000	5,750,000	$232,875,000

Term Loan Facility

On April 20, 2015, the Company entered into a $300 million senior secured term loan facility commitment (the "Term Loan Facility") with Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, PNC Bank, National Association, Credit Suisse AG and Credit Suisse Securities (USA) LLC. The purpose of the Term Loan Facility was to ensure that the Company

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014

had committed funding to consummate the Command acquisition, if the Notes and common stock offerings did not raise sufficient cash to fund the acquisition. As the Notes and common stock offerings were successful, the Company did not draw any amounts on the Term Loan Facility. The Term Loan Facility commitment expired after the successful issuance of the Notes and common stock, and thus the $2.0 million paid to secure the Term Loan Facility commitment was charged to interest expense in the second quarter of 2015.

12. Common Stock Offering

On April 29, 2015, the Company entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters (collectively, the “Common Stock Underwriters”), pursuant to which the Company agreed to sell and the Common Stock Underwriters agreed to purchase, upon the terms and subject to the conditions set forth therein, 5,000,000 shares of the Company's common stock in a registered public offering. The Company granted the Common Stock Underwriters an option to purchase up to an additional 750,000 shares of common stock within 30 days of the date of the Common Stock Underwriting Agreement. This option was exercised in full on May 7, 2015. The common stock offering closed on May 5, 2015, and the closing with respect to the additional 750,000 shares of common stock closed on May 12, 2015. The offerings closed at a price of $29.00 per share.

The net proceeds from the sale of common stock (including the exercise of the Underwriters' Option), after deducting underwriting discounts and commissions and offering expenses payable by Echo, was $157.7 million.

The Company used all of the net proceeds from the sale of common stock (together with proceeds from the Notes offering and borrowings under the ABL Facility) to finance the Command acquisition.

13. Related Parties

As of the closing of the Command acquisition on June 1, 2015, the Company leases the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. The lease requires monthly rental payments of $54,638 for the duration of the lease, which ends on December 31, 2018. The Company is obligated to pay real estate taxes, insurance, and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's statements of operations from the acquisition date through June 30, 2015 was $54,638. All amounts due under the lease were paid as of June 30, 2015, and thus there was no liability due to the related party at June 30, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the period ended June 30, 2015 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$371,642	$305,120	$655,134	$552,790
Transportation costs	302,101	251,782	532,341	457,242
Net revenue (1)	69,541	53,338	122,793	95,548
Operating expenses:
Commissions	20,428	14,762	35,359	25,970
Selling, general and administrative expenses	40,761	27,157	69,954	50,998
Contingent consideration expense	261	1,081	165	1,305
Depreciation and amortization	5,251	3,410	9,124	6,366
Total operating expenses	66,701	46,410	114,602	84,639
Income from operations	2,840	6,928	8,191	10,909
Interest expense	(4,350)	(27)	(4,388)	(27)
Interest income and other expense	(51)	(36)	(103)	(90)
(Loss) Income before provision for income taxes	(1,561)	6,865	3,700	10,792
Income tax benefit (expense)	879	(2,621)	(1,054)	(4,118)
Net (loss) income	$(682)	$4,244	$2,646	$6,674
Net (loss) income per share of common stock:
Basic	$(0.03)	$0.18	$0.10	$0.29
Diluted	$(0.03)	$0.18	$0.10	$0.28
Shares used in per share calculations (in thousands):
Basic	27,111	23,017	25,209	22,992
Diluted	27,111	23,506	25,824	23,478

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(in thousands, except per share data)
Revenue	$371,642	$305,120	$655,134	$552,790
Transportation costs	302,101	251,782	532,341	457,242
Net revenue	$69,541	$53,338	$122,793	$95,548

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $655.1 million and $552.8 million for the six month periods ended June 30, 2015 and 2014, respectively, representing a period-over-period increase of 18.5%.

Our revenue is generated from two different types of clients: Managed Transportation and Transactional. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the six month periods ended June 30, 2015 and 2014, Managed Transportation clients accounted for 22% and 27% of our revenue, respectively, and Transactional clients accounted for 78% and 73% of our revenue, respectively. We expect to continue to grow both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include domestic air, expedited services, international and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six month period ended June 30, 2015, TL accounted for 59% of our revenue, LTL accounted for 34% of our revenue, intermodal accounted for 5% of our revenue and other transportation modes accounted for 2% of our revenue. For the six month period ended June 30, 2014, TL accounted for 52% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue and other transportation modes accounted for 5% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2015 was $122.8 million, an increase of 28.5% from $95.5 million in the comparable period of 2014.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration obligations, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six month periods ended June 30, 2015 and 2014, commission expense was 28.8% and 27.2%, respectively, of our net revenue. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transactions costs and other general and administrative expenses. For the six month periods ended June 30, 2015 and 2014, our selling, general and administrative expenses were $70.0 million and $51.0 million, respectively. For the six month periods ended June 30, 2015 and 2014, selling, general and administrative expenses as a percentage of net revenue were 57.0% and 53.4%, respectively. The increase is due primarily to transaction costs associated with the acquisition of Command Transportation, LLC ("Command"), as well as the Command selling, general and administrative expenses included in our statements of operations in June 2015.

Our contingent consideration expense is the change in the fair value of our contingent consideration liability. The contingent consideration liability consists of the fair value of expected earn-out payments that will be payable to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration liability is evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six month periods ended June 30, 2015 and 2014, we recorded charges of $0.2 million and $1.3 million, respectively, related to fair value adjustments to the contingent consideration obligation. The expense recognized each year was due to stronger performance of acquired businesses, which increased the probability of the acquired business achieving their earnout targets.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six month periods ended June 30, 2015 and 2014, depreciation expense was $5.7 million and $4.7 million, respectively. The increase is primarily due to the depreciation of property and equipment acquired during the prior twelve months.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six month periods ended June 30, 2015 and 2014, amortization expense was $3.4 million and $1.7 million, respectively. The increase is due to the amortization of intangible assets associated with the acquisition of Command.

Interest and Other Expense

The interest and other expense included in our consolidated statements of operations consists primarily of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes"), our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"), and our $300 million senior secured term loan facility commitment (the "Term Loan Facility"). We amortize the debt discount and issuance costs related to the senior convertible notes over the 5 year life of the notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. The Term Loan Facility expired after the successful issuance of the Notes and common stock, and thus all amounts paid to secure the Term Loan Facility commitment were charged to interest expense in the second quarter of 2015. Interest expense was $4.4 million and $0.03 million for the six months ended June 30, 2015 and 2014, respectively.

Comparison of the three months ended June 30, 2015 and 2014

Revenue

Revenue for the three months ended June 30, 2015 was $371.6 million, an increase of 21.8% from $305.1 million in the comparable period of 2014. The increase in revenue was attributable to increases in the number of our clients and the total number of shipments executed on behalf of these clients. Our 2015 acquisitions, Xpress Solutions, Inc. ("Xpress") and Command, contributed $3.3 million and $46.3 million of revenue, respectively, for the three months ended June 30, 2015.

Revenue from Managed Transportation clients for the three months ended June 30, 2015 was $76.3 million, a decrease of 2.4% from $78.2 million in the comparable period of 2014. This decrease was driven by lower fuel costs and the effect of restructuring our contract with one Managed Transportation client, partially offset by an increase in the number of Managed Transportation clients. Revenue from Managed Transportation clients was 21% of our total revenue for the three months ended June 30, 2015, a decrease from 26% of total revenue in the comparable period of 2014. This decrease was driven by an increase in the number of Transactional shipments, as well as by the overall decrease in Managed Transportation revenue discussed above.

Revenue from Transactional clients for the three months ended June 30, 2015 was $295.3 million, an increase of 30.2% from $226.9 million in the comparable period of 2014. Revenue from Transactional clients was 79% of our total revenue for the three months ended June 30, 2015, an increase from 74% of our total revenue in the comparable period of 2014. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of Xpress in February 2015 and Command in June 2015.

Transportation costs

Transportation costs for the three months ended June 30, 2015 were $302.1 million, an increase of 20.0% from $251.8 million in the comparable period of 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 81.3% for the three months ended June 30, 2015 from 82.5% in the comparable period of 2014.

Net revenue

Net revenue for the three months ended June 30, 2015 was $69.5 million, an increase of 30.4% from $53.3 million in the comparable period of 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 18.7% for the three months ended June 30, 2015, from 17.5% in the comparable period of 2014. The increase in net revenue margins was the result of an increase in TL margins and a drop in fuel prices across all modes.

Operating expenses

Commission expense for the three months ended June 30, 2015 was $20.4 million, an increase of 38.4% from $14.8 million in the comparable period of 2014. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to our 2015 acquisitions. For the three months ended June 30, 2015 and 2014, commission expense was 29.4% and 27.7%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the three months ended June 30, 2015 were $40.8 million, an increase of 50.1% from $27.2 million in the comparable period of 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 58.6% for the three months ended June 30, 2015, from 50.9% in the comparable period of 2014. These increases are due primarily to acquisition-related transaction costs associated with the Command acquisition, as well as the Command selling, general and administrative expenses included in our statements of operations in June 2015.

Contingent consideration

The contingent consideration fair-value adjustment resulted in income statement expenses of $0.3 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. In both the current and prior year, the expense was due to improved financial performance at our acquired businesses, as well as the effect of the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2015.

Depreciation and amortization

Depreciation expense for the three months ended June 30, 2015 was $3.0 million, an increase of 20.5% from $2.4 million in the comparable period of 2014. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. Amortization expense for the three months ended June 30, 2015 was $2.3 million, an increase of 139.4% from $1.0 million in the comparable period of 2014. The increase in amortization expense was attributable to the amortization of intangible assets associated with the acquisitions of Xpress and Command.

Income from operations

Income from operations for the three months ended June 30, 2015 was $2.8 million, a decrease of 59.0% from $6.9 million in the comparable period of 2014. The decrease in income from operations was attributable to the increase in operating expenses in excess of the increase in net revenue, primarily due to acquisition-related expenses incurred in 2015 for the Command acquisition.

Interest expense

Interest expense was $4.4 million for the three months ended June 30, 2015, an increase from $0.03 million of interest expense in the comparable period of 2014. The substantial increase in interest expense was related to our Notes issued in May 2015, the ABL Facility we entered into in June 2015 and the Term Loan Facility we entered into in April 2015.

Interest income and other expense

Interest income and other expense for the three months ended June 30, 2015 was $0.05 million, relatively consistent with the $0.04 million of other expense in the comparable period of 2014.

Income tax benefit/expense

We recognized an income tax benefit of $0.9 million for the three months ended June 30, 2015, compared to income tax expense of $2.6 million for the comparable period of 2014. The benefit was due to the net loss for the three months ended June 30, 2015. The benefit led to an effective tax rate for the three months ended June 30, 2015 of 56.3%, compared to an effective tax rate of 38.2% in the comparable period of 2014. The increase in the effective tax rate in the current quarter was due to the effect of the second quarter 2015 pre-tax loss.

Net Loss/Income

Net loss for the three months ended June 30, 2015 was $0.7 million, compared to $4.2 million of net income in the comparable period of 2014, due to the items previously discussed.

Comparison of the six months ended June 30, 2015 and 2014

Revenue

Revenue for the six months ended June 30, 2015 was $655.1 million, an increase of 18.5% from $552.8 million in the comparable period of 2014. The increase in revenue was attributable to increases in the number of our clients and the total number of shipments executed on behalf of these clients. Our 2015 acquisitions, Xpress and Command, contributed $5.5 million and $46.3 million of revenue, respectively, for the six months ended June 30, 2015.

Revenue from Managed Transportation clients for the six months ended June 30, 2015 was $142.4 million, a decrease of 4.0% from $148.3 million in the comparable period of 2014. This decrease was driven by lower fuel costs and the effect of restructuring our contract with one Managed Transportation client, partially offset by an increase in the number of Managed Transportation clients. Revenue from Managed Transportation clients was 22% of our total revenue for the six months ended June 30, 2015, a decrease from 27% of total revenue in the comparable period of 2014. This decrease was driven by an increase in the number of Transactional shipments, as well as by the overall decrease in Managed Transportation revenue discussed above.

Revenue from Transactional clients for the six months ended June 30, 2015 was $512.7 million, an increase of 26.8% from $404.5 million in the comparable period of 2014. Revenue from Transactional clients was 78% of our total revenue for the six months ended June 30, 2015, an increase from 73% of our total revenue in the comparable period of 2014. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by our 2015 acquisitions of Xpress and Command.

Transportation costs

Transportation costs for the six months ended June 30, 2015 were $532.3 million, an increase of 16.4% from $457.2 million in the comparable period of 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 81.3% for the six months ended June 30, 2015 from 82.7% in the comparable period of 2014.

Net revenue

Net revenue for the six months ended June 30, 2015 was $122.8 million, an increase of 28.5% from $95.5 million in the comparable period of 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 18.7% for the six months ended June 30, 2015, from 17.3% in the comparable period of 2014. The increase in net revenue margins was the result of an increase in TL margins and a drop in fuel prices across all modes.

Operating expenses

Commission expense for the six months ended June 30, 2015 was $35.4 million, an increase of 36.2% from $26.0 million in the comparable period of 2014. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to our 2015 acquisitions. For the six months ended June 30, 2015 and 2014, commission expense was 28.8% and 27.2%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $70.0 million, an increase of 37.2% from $51.0 million in the comparable period of 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 57.0% for the six months ended June 30, 2015, from 53.4% in the comparable period of 2014. These increases are due primarily to acquisition-related transaction costs associated with the Command acquisition, the Command selling, general and administrative expenses included in our statements of operations in June 2015, and the result of us hiring sales personnel to drive continued growth of our business and hiring operational personnel to support our growth in customers and shipment volume

Contingent consideration

The contingent consideration fair-value adjustment resulted in expenses of $0.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. In both the current and prior year, the expense was due to improved financial performance at our acquired businesses, as well as the effect of the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of June 30, 2015.

Depreciation and amortization

Depreciation expense for the six months ended June 30, 2015 was $5.7 million, an increase of 21.0% from $4.7 million in the comparable period of 2014. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. Amortization expense for the six months ended June 30, 2015 was $3.4 million, an increase of 106.6% from $1.7 million in the comparable period of 2014. The increase in amortization expense was attributable to the amortization of intangible assets related to the acquisitions of Xpress and Command.

Income from operations

Income from operations for the six months ended June 30, 2015 was $8.2 million, a decrease of 24.9% from $10.9 million in the comparable period of 2014. The decrease in income from operations was attributable to the increase in operating expenses in excess of the increase in net revenue, primarily due to acquisition-related expenses incurred in 2015 for the Command acquisition.

Interest expense

Interest expense was $4.4 million for the six months ended June 30, 2015, an increase from $0.03 million of interest expense in the comparable period of 2014. The substantial increase in interest expense was related to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015 and the Term Loan Facility we entered into in April 2015.

Interest income and other expense

Interest income and other expense for the six months ended June 30, 2015 was $0.10 million, relatively consistent with $0.09 million of other expense in the comparable period of 2014.

Income tax expense

Income tax expense was $1.1 million for the six months ended June 30, 2015, a decrease from $4.1 million for the comparable period of 2014. This decrease was due to the decrease in pre-tax income in the current year. Our effective tax rate for the six months ended June 30, 2015 was 28.5%, a decrease from an effective tax rate of 38.2% in the comparable period of 2014. The decrease in the effective tax rate was primarily due to the lower pre-tax income in the current year due to significant Command acquisition-related transaction costs incurred in the second quarter 2015, as well as due to changes in state apportionment percentages.

Net Income

Net income for the six months ended June 30, 2015 was $2.6 million, a decrease of 60.4% from $6.7 million in the comparable period of 2014, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2015, we had $57.6 million in cash and cash equivalents, $129.5 million in working capital and $151.0 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $34.7 million and $18.4 million, respectively. We generated $16.8 million in cash from net income (adjusted for non-cash operating items) in both the current and prior year. In the current year, we generated $17.9 million of cash due to changes in working capital, compared to $1.5 million of cash generated due to changes in working capital in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made each year.

Cash used in investing activities

During the six months ended June 30, 2015 and 2014, net cash used in investing activities was $397.1 million and $41.4 million, respectively. In the current year, the primary investing activity was the cash consideration used for the acquisition of Command. Cash was also used for the acquisition of Xpress, the procurement of computer hardware and software, and the internal development of computer software. In the prior year, the primary investing activities were the cash consideration transferred for the acquisitions of Online Freight Services Inc., Comcar Logistics LLC, and One Stop Logistics Inc. ("One Stop Logistics"), as well as the procurement of computer hardware and software, and the internal development of computer software.

Cash used in financing activities

Net cash provided by financing activities was $387.6 million for the six months ended June 30, 2015. This compares to net cash used in financing activities of $2.1 million in the prior year. In the current year, we generated $223.1 million in cash from the issuance of our Notes (net of underwriting discounts and commissions), $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions), and we also drew $35.0 million on our ABL Facility ($5.0 million of which was repaid as of June 30, 2015). This cash generation was partially offset by payments of $17.5 million to the former owner of One Stop Logistics, the payment of $4.1 million of debt and equity issuance costs, and the payment of $2.9 million to settle contingent consideration obligations.

For the six months ended June 30, 2014, the primary uses of cash in financing activities were contingent consideration payments of $1.5 million and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock.

ABL Facility

On June 1, 2015, we entered into a Revolving Credit and Security Agreement with PNC Bank (the "New Credit Agreement"). The New Credit Agreement replaces our previous Credit Agreement dated May 2, 2014 with PNC Bank. The New Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million. Our obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

Interest is payable at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate, plus 0.50%, (2) the base commercial lending rate of PNC Bank, National Association and (3) a daily LIBOR rate, plus 1.00%; or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin will be 0.25% to 0.75% for borrowings at the base rate and 1.25% to 1.75% for borrowings at the LIBOR rate, in each case, based on the excess availability under the ABL Facility. We will also be required to pay a commitment fee in respect of the unutilized commitments under the revolving credit facility of between 0.25% and 0.375% based on the excess availability for the prior calendar quarter under the ABL Facility.

During the second quarter of 2015, we drew $35.0 million on the ABL Facility and repaid $5.0 million, resulting in an outstanding balance of $30.0 million at June 30, 2015. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2015, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2015, as determined by the working capital assets pledged as collateral, was $181.8 million. After adjusting for the outstanding draw and letters of credit, our remaining availability under the ABL Facility at June 30, 2015 was $151.0 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute a material use of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, to integrate our technology and business with the technology and business of Command, and for working capital and other general corporate purposes. We expect to use available cash in the second half of 2015 to make approximately $1.3 million of potential earn-out payments. We will use $2.9 million of cash to satisfy the semi-annual Note coupon payment due November 1, 2015. We also currently expect to use up to $8.0 million for capital expenditures for the remainder of 2015. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Recent Accounting Pronouncements

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred asset. ASU 2015-03 is effective as of January 1, 2016, but early adoption is permitted. ASU 2015-03 must be applied on a full retrospective basis, with all prior periods restated for the new presentation.
We have early adopted ASU 2015-03, effective with this filing for the quarter ended June 30, 2015. Early adoption allows us to record the significant debt issuance costs incurred in the second quarter of 2015 in accordance with ASU 2015-03, instead of waiting until 2016 to adopt ASU 2015-03 and then having to retrospectively restate the 2015 numbers. Effective with this filing for the period ended June 30, 2015, we will present debt issuance costs related to the Company's Notes on the balance sheet as a contra-liability that reduces the carrying amount of the Note liability, rather than as a deferred asset. Our policy with regard to debt issuance costs incurred related to the $200 million ABL Facility will be to present these costs as a contra-liability in periods when there is a related ABL Facility debt liability on the balance sheet. If there is no outstanding draw on the ABL Facility at period end, and thus no liability is recorded on the balance sheet, these debt issuance costs will be presented as a deferred asset.
ASU 2015-03 requires retrospective application to prior periods. The only debt issuance costs recorded at December 31, 2014 were an insignificant amount related to the Company's previous revolving credit facility with PNC Bank. No amounts were drawn on such revolving credit facility at December 31, 2014. As such, the prior year presentation as a deferred financing asset would also be the appropriate presentation after adoption of ASU 2015-03. No change to the prior period balance sheet is necessary. The change in balance sheet presentation due to the adoption of ASU 2015-03 had no impact on the current or prior period statements of operations. Debt issuance costs are amortized to interest expense using the effective interest method over the useful life of the debt instrument, both before and after the adoption of ASU 2015-03.

Other Recent Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the present guidance regarding the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. This new accounting standard is effective as of January 1, 2016, and is not expected to have a material impact on our financial statements.
In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which provides companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This accounting standard was effective as of November 18, 2014, the date of its issuance. The adoption of this standard had no impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We pass through fluctuations in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates on our ABL Facility. Borrowings bear interest at one of the following, plus an applicable margin: (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) the LIBOR rate, based on the Company's election for each tranche of borrowing. The interest rate on our line of credit fluctuates based on the rates described above. Assuming the $200.0 million ABL Facility was fully drawn, a 1.0% increase in the interest rate selected would increase our annual interest expense by $2.0 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2015 and 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
We acquired Command on June 1, 2015. Management is in the process of evaluating the internal controls in place at Command. Command constituted 55% of our total assets as of June 30, 2015, including the goodwill and intangible assets recorded as part of the purchase accounting. Command constituted 12% and 7% of our total revenue for the three and six months ended June 30, 2015, respectively. SEC guidance allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation and other than as noted above, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Changes in internal control over financial reporting

With the exception of the Command acquisition, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2013, the Company filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Shipper Direct, the founders and others alleging, among other things, breach of contract and fraud. The lawsuit sought monetary damages of $2,500,000. On May 28, 2013, the Company obtained a default judgment against the founders, which the founders subsequently attempted to vacate. On April 29, 2014, the court denied the founders’ attempt to vacate the default judgment.  The court ruled that one of the founders is liable for fraud, conspiracy, and breach of contract, and the other founder is liable for conspiracy.  The court held a hearing on May 21, 2014 to hear evidence as to the amount of the Company’s damages.  On October 23, 2014, the Court awarded the Company $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of June 30, 2015.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 (the “Notes”) in a registered public offering. There are a number of risks and uncertainties associated with the Notes, set forth below.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the
Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of our Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the related indenture or to pay any cash payable on future conversions of the Notes as required by the related indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event certain conversion feature of the Notes are triggered (as described in Footnote 11 to our unaudited consolidated financial statements), holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would trigger options by the respective holders of the applicable Notes to require us to repurchase such Notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to our stockholders.

Item 6.    Exhibits

Exhibit No	Description of Exhibit

10.1
Revolving Credit and Security Agreement, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

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

ECHO GLOBAL LOGISTICS, INC.

Date:	August 7, 2015		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	August 7, 2015		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1
Revolving Credit and Security Agreement, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

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