Form 10-K
period 2015-12-31
Echo Global Logistics, Inc.
filed 2016-02-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recent completed second quarter, was $912,545,581 (based upon closing price of these shares on the Nasdaq Global Select Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 25, 2016 was 30,041,412.

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

The success of our model and its ability to deliver a competitive value proposition to shippers has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown rapidly within this market segment in recent years, primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services, the development of a training program that enables better client service and the hiring of additional salespeople. We also have supplemented our organic growth through selective acquisitions.

On June 1, 2015, we acquired Command Transportation, LLC ("Command"), one of the largest privately held TL brokers and non-asset based transportation providers in the United States, for approximately $409 million in cash and shares of Echo's common stock. We believe that the Command acquisition has made us a leading provider of technology-enabled transportation management solutions with enhanced scale in the TL market, and allows us to offer greater capacity and a broader network to our clients.

We were formed as a Delaware limited liability company in January 2005 and converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Our common stock is listed on the Nasdaq Global Select Market under the symbol “ECHO.”
Our Clients
We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories: Transactional and Managed Transportation.
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
Our revenue from Transactional clients has continued to increase annually, totaling $616.6 million in 2013, $871.3 million in 2014 and $1,225.3 million in 2015. Revenue from Transactional clients as a percentage of total revenue was 70%, 74% and 81% in 2013, 2014 and 2015, respectively.
Managed Transportation Clients
We typically enter into multi-year contracts with our Managed Transportation clients, generally with terms of one to three years, to satisfy some, or substantially all, of their transportation management needs. Each Managed Transportation client is assigned one or more dedicated account executives. In limited instances, a Managed Transportation client will request that its account executives work on-site at the client's location.
Dedicated account executives, together with account management and technology staff, form our Solutions and Integration team that initiates the on-boarding process for each new Managed Transportation client. This team reviews the client's existing business processes, develops a preliminary freight management plan and targets a percentage cost savings achievable for the client over the life of the contract. The team then develops an integration plan that links the client's back office processes to our proprietary technology platform.
The Managed Transportation relationship is initially predicated on a high level of personalized service, cost savings and the improved efficiency, transparency and reporting achieved through reliance on our systems. Each client's dedicated account team seeks to become more knowledgeable about the client's supply chain operations through an ongoing series of quarterly business reviews. Through this process, additional opportunities for efficiency gains, operating improvements and cost savings are identified and recommended by account managers who generally have significant industry experience.
Managed Transportation contracts often are on an exclusive basis for a certain transportation mode or point of origin and may apply to one or many modes used by the client. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of a Managed Transportation client's transportation spend. In our experience, compliance with such provisions varies from client to client and over time. We work with our Managed Transportation clients and expect them to maintain and improve compliance with any applicable exclusivity provisions.
We also provide small parcel consulting services to a limited number of our Managed Transportation clients. Under these arrangements, we review the client's small parcel shipping contracts and shipment data analyzing their volumes, distribution, rates and savings opportunities, prepare negotiation strategies and directly or indirectly participate in negotiations with carriers to improve the client's rates, charges, services and commitments.
Our revenue from Managed Transportation clients was $267.6 million in 2013, $302.1 million in 2014 and $287.0 million in 2015. Revenue from Managed Transportation clients as a percentage of total revenue was 30%, 26% and 19% in 2013, 2014 and 2015, respectively.
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
We believe our web-based suite of applications connects clients with every function required to run an efficient transportation and logistics program. Transportation solutions developed for Managed Transportation clients often involve back-end systems integration, and both the solution and the specific integration requirements vary by client. Optimizer affords us the flexibility to support the supply chain needs of each client, regardless of specifications of the client's own system.
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

As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities. We believe the agility of Optimizer is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that mode on an enterprise-wide basis. In 2015, 2014 and 2013, we spent approximately $8.2 million, $9.6 million and $8.4 million, respectively, on the development of Optimizer and related technologies.
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
Mode-Specific Offerings
For our Transactional clients, Echo offers a wide array of shipping options from which to choose:

•
Truckload.    We provide TL service across all TL segments, including dry van, temperature-controlled and flatbed trucks. Our Truckload Quoting Tool technology uses our predictive pricing algorithms, industry relationships and historical lane-specific price and capacity data to quickly satisfy our clients' TL needs.

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

Logistics Services Offering
Many clients prefer a comprehensive and customized freight management solution that maximizes system wide efficiencies as well as cost savings. In these instances, the shippers outsource their freight management needs to us. For these shippers, often part of our Managed Transportation group, we develop a plan involving a wide range of multi-modal freight brokerage services that often includes the redesign and re-engineering of distribution networks that connect a client to its suppliers and customers.
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, selection, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill audit and payment;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back-end reports customized to the internal reporting needs of the business

Our Employees
As of December 31, 2015, Echo had 2,335 employees, of which 1,620 were sales employees and agents.
Our sales representatives and agents are located in more than thirty offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers (our clients) and carriers. Sales agents work independently or in station offices and tend to be experienced industry sales professionals managing their own client relationships. Both sales employees and sales agents are primarily responsible for managing and servicing the client relationships whose business they secure.
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
Our Carrier Network
In 2015, we continued to enhance our vast carrier network of motor, rail and air freight transportation providers. The acquisition of Command in June 2015 added significant depth to our carrier network. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Because we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
We believe we provide value to our carriers through our proprietary technology, which gives our carriers the flexibility to adjust pricing and freight by lane or season. Our carriers benefit by gaining access to our clients and our carrier communication tools, which allow us to match our clients’ freight with our carriers' excess capacity.
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
The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one carrier. Our largest carrier accounted for approximately 4% of our total 2015 transportation costs.

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
We believe we compete for business on the basis of service, reliability and price. Some of our competitors may have more and larger clients, more resources, and possibly greater expertise in a single transportation mode. We compete successfully with these companies by delivering a multi-modal solution using advanced technology combined with excellent client service, competitive pricing and highly customized transportation solutions.
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
Our international operations are impacted by a wide variety of United States regulations from various government departments, such as the State Department, Department of Commerce and Treasury Department. Regulations set by these departments may cover matters such as the type of commodities that may be shipped and how certain commodities may be shipped. These departments also issue regulations regarding unfair international trade practices and limitations on entities with which we may engage in business.
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
Risk Management and Insurance

If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our client's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, we may bear the financial loss of such claim. We mitigate this risk by using our quality control program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide. In addition, we carry our own insurance to protect us against client claims for damaged shipments in certain situations where the damages may not be recovered from the responsible motor-carrier.

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

We require all motor carriers we work with to carry at least $1,000,000 in auto liability insurance and $100,000 in cargo insurance. We also maintain a broad cargo liability insurance policy to protect us against cargo damages that may not be recovered from the responsible motor-carrier. We carry various other liability insurance policies, including auto and general liability. Our collective insurance policies that relate to the transportation of goods have a cap of $17,500,000.

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
We rely heavily on Optimizer to track and store externally and internally generated market data, analyze the capabilities of our carrier network and recommend cost-effective carriers in the appropriate transportation mode. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our Optimizer platform in response to these trends, which may lead to significant ongoing research and development costs. We may be unable to accurately determine the needs of our clients and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our Optimizer platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue. Despite testing, we may be unable to detect defects in existing or new versions of our proprietary software, or errors may arise in our software. Any failure to identify and address such defects or errors could result in loss of revenue or market share, liability to clients or others, diversion of resources, injury to our reputation, and increased service and maintenance costs. Correction of such errors could prove to be impossible or very costly, and responding to resulting claims or liability could similarly involve substantial cost.
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
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We currently have seven registered trademarks to protect our brands. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights, imitating or duplicating our technology, services or methodologies, including Optimizer, or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, Optimizer incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We have extensive selling and implementation cycles to secure a new Managed Transportation contract, which require significant investments of resources.
We typically face extensive selling and implementation cycles to secure a new Managed Transportation contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential Managed Transportation clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our Managed Transportation selling cycle, which can take up to six months, is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services (such as other providers or in-house resources) and the timing of our clients' budget cycles and approval processes.
Implementing our Managed Transportation services, which can take from one to six months, involves a significant commitment of resources over an extended period of time from both our clients and us. Depending on the scope and complexity of the processes being implemented, these time periods may be significantly longer. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows, as we do not recognize significant revenue until after we have completed the implementation phase.
Our clients may terminate their relationships with us on short notice with limited or no penalties, and our clients are not obligated to spend a minimum amount with us.
Our Transactional clients, which accounted for 81% and 74% of our revenue in 2015 and 2014, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract or provide the negotiated level of cost savings, the client can terminate the relationship. Managed Transportation contracts accounting for 7.4% and 5.7% of our total 2015 revenue are scheduled to expire (subject to possible renewal) in 2016 and 2017, respectively.
The volume and type of services we provide each client may vary from year to year and could be reduced if the client were to change its outsourcing or shipping strategy. Our Managed Transportation clients generally are not obligated to spend any particular amount with us, although our Managed Transportation contracts are typically exclusive with respect to point of origin or one or more modes of transportation, meaning that the client is obligated to use us if it ships from the point of origin or uses those modes. These contractual exclusivity provisions help ensure, but do not guarantee, that we receive a significant portion of the amount that our Managed Transportation clients spend on transportation in the applicable mode or modes or from the applicable point of origin. In our experience, compliance with such provisions varies from client to client and over time. Our clients' failure to comply with these exclusivity provisions may adversely affect our revenue.

If a significant number of our Transactional or Managed Transportation clients elect to terminate or not renew their engagements with us, or if the shipping volume of a significant number of our clients decreases, our business, operating results and financial condition could suffer. If we are unable to renew our Managed Transportation contracts at favorable rates, our revenue may decline.

We may not be able to successfully integrate and manage Command’s business and operations.
On June 1, 2015, we acquired Command. As a result of this acquisition, the size of our business has increased significantly beyond our historical Echo business. Our future success depends, in part, upon our ability to manage this expanded business. This will pose substantial challenges for our management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. Our future success also depends, in part, on our ability to successfully integrate Command’s business and operations, including the integration of Command’s existing information technology platform and the development of a uniform compensation structure across both businesses. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the Command acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to manage our expanded business or to realize anticipated benefits of the Command acquisition would have a material adverse effect on our business, operating results, and financial condition.
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
Fuel prices can be volatile and difficult to predict. Fuel prices have declined significantly over the last two years. Our clients expect these savings to be passed along through lower prices. If carriers do not lower their prices to reflect the decrease in fuel costs, this could negatively impact our shipment volume, as our clients would seek other shipping options. This decrease in volume would negatively impact our gross profits and income from operations.
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
In 2015, we continued to enhance our sizable carrier network of motor, rail and air freight transportation providers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity at a significant number of these carriers becomes unavailable, we will be required to use fewer carriers, which could significantly limit our ability to serve our clients on competitive terms. The transportation industry has also experienced consolidation among carriers in recent years and further consolidations could result in a decrease in the number of carriers, which may impact our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may not be able to obtain sufficient pricing information for Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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
Since our initial public offering in October 2009 through February 25, 2016, the closing sale price of our common stock as reported by the Nasdaq Global Select Market has ranged from a low of $10.04 on November 11, 2010 to a high of $34.14 on June 23, 2015.

Certain factors may continue to cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in market valuations of similar companies;

•	success of competitors' products or services;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our integration of Command's business and operations;

•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us;

•	changes in general economic, industry and market conditions; and

•	the impact of our common stock and convertible note repurchase program.
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
The degree to which our clients continue to use our services depends in part on the business activities of our clients and our ability to continue to meet their cost saving needs. A significant percentage of our revenue is subject to the discretion of our Transactional clients, who may stop using our services at any time. In addition, the transportation industry in which we operate is subject to some degree of seasonal sales fluctuation, as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. Therefore, the number, size and profitability of shipments may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock and volatility in our stock price.
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

We may not have the ability to raise the funds necessary to settle conversions of our 2.50% convertible notes due 2020 (the "Notes") or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of our Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the related indenture or to pay any cash payable on future conversions of the Notes as required by the related indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information about our Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event certain conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2015, we leased approximately 90,000 square feet for our corporate headquarters. We also leased space at two office buildings in Skokie, Illinois, the former headquarters of Command, totaling approximately 50,000 square feet.

As of December 31, 2015, we also operated 34 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet.

We consider these properties to be in good condition. We believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Item 3.    Legal Proceedings

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In August 2012, we discovered that the revenue and profitability of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage we acquired in July 2012, were not as expected based on representations contained in the Asset Purchase Agreement. In January 2013, we filed a lawsuit against Shipper Direct and its founders in Illinois federal court alleging, among other things, breach of contract and fraud. In November 2014, we obtained a judgment against Shipper Direct and its founders for $3,013,831 in compensatory damages and $2,044,420 in punitive damages. We have not received the awarded damages and have not recorded a gain related to this ruling as of December 31, 2015.

Management does not believe that the outcome of any of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "ECHO." The following table sets forth the high and low sales price for our common stock as reported by the Nasdaq Global Select Market for each of the periods listed.

2015	High	Low
First Quarter	$29.94	$24.11
Second Quarter	$34.35	$24.07
Third Quarter	$33.56	$19.43
Fourth Quarter	$24.85	$16.56
2014	High	Low
First Quarter	$21.97	$15.54
Second Quarter	$20.49	$16.34
Third Quarter	$27.20	$18.92
Fourth Quarter	$30.18	$22.46
Holders
As of February 26, 2016, there were nine holders of record of our common stock. The holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2015.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/15-10/31/15	11,578	$22.40	—	$—
11/1/15-11/30/15	1,240	$22.76	—	$—
12/1/15-12/31/15	38,013	$20.68	37,937	$49,215,171
Total	50,831	$21.12	37,937	$49,215,171

(1)
On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and 2.50% convertible senior notes due 2020 prior to its expiration on December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	769,528	$9.76	968,354	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	769,528	$9.76	968,354
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan.

(3)
In connection with the Command acquisition, on June 1, 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees pursuant to NASDAQ Stock Market Listing Rule 5635(c)(4), which provides an exception to the NASDAQ shareholder approval requirements for the issuance of securities with regard to grants to prospective employees of the Company, including without limitation grants to prospective employees in connection with a merger or other acquisition (the "Inducement Plan"). As of December 31, 2015, there were no securities available for future issuance under the Inducement Plan.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,512,299	$1,173,383	$884,193	$757,688	$602,764
Transportation costs	1,222,035	965,165	728,544	614,563	485,547
Net revenue (1)	290,264	208,218	155,649	143,125	117,217
Operating expenses:
Commissions	85,957	57,678	39,481	40,392	35,872
Selling, general and administrative expenses	157,056	106,974	82,298	70,702	54,327
Acquisition related impairment loss	—	—	—	2,491	—
Contingent consideration expense (benefit)	201	2,160	101	(130)	(246)
Depreciation and amortization	24,143	13,876	10,565	9,139	8,330
Total operating expenses	267,357	180,688	132,445	122,594	98,283
Income from operations	22,907	27,530	23,204	20,531	18,934
Interest expense	(11,276)	(106)	(1)	(9)	(21)
Interest income and other expense	(103)	(144)	(355)	(424)	(252)
Income before provision for income taxes	11,528	27,280	22,848	20,098	18,661
Income tax expense	(3,682)	(10,492)	(8,645)	(7,777)	(6,613)
Net income	7,846	16,788	14,203	12,321	12,048

Net income applicable to common stockholders	$7,846	$16,788	$14,203	$12,321	$12,048
Net income per share of common stock:
Basic	$0.29	$0.73	$0.62	$0.55	$0.54
Diluted	$0.28	$0.71	$0.61	$0.54	$0.53
Shares used in per share calculations:
Basic	27,473	23,044	22,861	22,357	22,132
Diluted	28,110	23,634	23,404	22,899	22,577

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Revenue	$1,512,299	$1,173,383	$884,193	$757,688	$602,764
Transportation costs	1,222,035	965,165	728,544	614,563	485,547
Net revenue	$290,264	$208,218	$155,649	$143,125	$117,217

Employee Count

The number of employees and agents on the last day of the applicable period were as follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
Total employees	2,335	1,734	1,297	1,364	1,157

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$56,522	$32,542	$52,507	$41,781	$47,007
Working capital	123,432	58,421	87,674	71,670	70,111
Total assets	746,510	316,044	245,147	219,483	200,498
Total liabilities	351,260	134,170	85,917	78,498	81,176
Total stockholders' equity	$395,250	$181,874	$159,230	$140,985	$119,322

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

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories, Managed Transportation and Transactional. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing.

Results of Operations

The following table represents certain statements of operations data:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,512,299	$1,173,383	$884,193
Transportation costs	1,222,035	965,165	728,544
Net revenue(1)	290,264	208,218	155,649
Operating expenses:
Commissions	85,957	57,678	39,481
Selling, general and administrative expenses	157,056	106,974	82,298
Contingent consideration expense	201	2,160	101
Depreciation and amortization	24,143	13,876	10,565
Total operating expenses	267,357	180,688	132,445
Income from operations	22,907	27,530	23,204
Interest expense	(11,276)	(106)	(1)
Interest income and other expense	(103)	(144)	(355)
Income before provision for income taxes	11,528	27,280	22,848
Income tax expense	(3,682)	(10,492)	(8,645)
Net income	$7,846	$16,788	$14,203

Stated as a percentage of net revenue:
Net revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	29.6%	27.7%	25.4%
Selling, general and administrative expenses	54.1%	51.4%	52.9%
Contingent consideration expense	0.1%	1.0%	—%
Depreciation and amortization	8.3%	6.7%	6.8%
Total operating expenses	92.1%	86.8%	85.1%
Income from operations	7.9%	13.2%	14.9%

Net income per share of common stock:
Basic	$0.29	$0.73	$0.62
Diluted	$0.28	$0.71	$0.61
Shares used in per share calculations:
Basic	27,473	23,044	22,861
Diluted	28,110	23,634	23,404

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6 for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1,512.3 million, $1,173.4 million and $884.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, reflecting growth rates of 29% and 33% in 2015 and 2014, respectively, compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Managed Transportation and Transactional. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the years ended December 31, 2015, 2014 and 2013, Managed Transportation clients accounted for 19%, 26% and 30% of our revenue, respectively, and Transactional clients accounted for 81%, 74% and 70% of our revenue, respectively. We expect to continue to expand both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include domestic air, expedited services, international and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2015, TL accounted for 64% of our revenue, LTL accounted for 29% of our revenue, intermodal accounted for 5% of our revenue and other transportation accounted for 2% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed fee arrangements that represent an insignificant portion of our revenue. Net revenue is a non-GAAP measure equal to revenue minus transportation costs. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. In 2015, 2014 and 2013, our net revenue was $290.3 million, $208.2 million and $155.6 million, respectively, reflecting growth rates of 39% and 34% in 2015 and 2014, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes related to contingent consideration and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2015, 2014 and 2013, commission expense was $86.0 million, $57.7 million and $39.5 million, respectively. In 2015, 2014 and 2013, commission expense as a percentage of net revenue was 29.6%, 27.7% and 25.4%, respectively. The increase in 2015 is primarily due to a shift in the composition of our net revenue by mode to include more TL shipments, due to the acquisition of Command and organic TL growth at Echo. TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition of our revenue growth and the relative impact of changes in sales teams and service offerings.

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

Our selling, general and administrative expenses, which exclude commission expense and contingent consideration expense, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related deal costs, stock compensation expense and other general and administrative expenses. In 2015, 2014 and 2013, our selling, general and administrative expenses were $157.1 million, $107.0 million and $82.3 million, respectively. In 2015, 2014 and 2013, selling, general and administrative expenses as a percentage of net revenue were 54.1%, 51.4% and 52.9%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liability. The contingent consideration liability consists of the fair value of expected earn-out payments that will be payable to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration liability is evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2015, 2014 and 2013, we recorded expense of $0.2 million, $2.2 million and $0.1 million, respectively, due to fair value adjustments to our contingent consideration liability.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. In 2015, 2014 and 2013, depreciation expense was $12.4 million, $10.0 million and $8.2 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer relationships, carrier relationships, trade names and non-compete agreements. In 2015, 2014 and 2013, amortization expense was $11.7 million, $3.9 million and $2.4 million, respectively.

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
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the Financial Accounting Standards Board ("FASB") approved ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. We test goodwill for impairment at the reporting unit level. In accordance with ASC 350, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In 2015, we concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. Absent any special circumstances that could require an interim test, we have elected to test for goodwill impairment during the fourth quarter of each year.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, noncompete agreements and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. For more information about our stock-based compensation programs, see "Note 14—Stock-Based Compensation Plans."
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

Comparison of years ended December 31, 2015 and 2014

Revenue

Revenue was $1,512.3 million in 2015, an increase of 28.9% from $1,173.4 million in 2014. The increase in revenue was attributable to an increase in shipment volume and net revenue margin. Included in this increase was $11.8 million and $286.4 million of revenue from our 2015 acquisitions Xpress Solutions, Inc. ("Xpress") and Command, respectively.

Revenue from Managed Transportation clients was $287.0 million in 2015, a decrease of 5.0% from $302.1 million in 2014. This decrease was driven by lower fuel costs and the effect of restructuring contracts with two Managed Transportation clients. In 2015, 19% of our revenue was generated from Managed Transportation clients, a decrease from 26% in 2014. This decrease was driven by the addition of Transactional revenue from Command and Xpress, as well as by the overall decrease in Managed Transportation revenue discussed above.

Revenue from Transactional clients was $1,225.3 million in 2015, an increase of 40.6% from $871.3 million in 2014. Our percentage of revenue from Transactional clients was 81% in 2015, an increase from 74% in 2014. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the addition of Transactional revenue from Command and Xpress.

Transportation costs

Transportation costs were $1,222.0 million in 2015, an increase of 26.6% from $965.2 million in 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.8% in 2015 from 82.3% in 2014, due to an increase in TL margins and a decrease in fuel prices across all modes.

Net revenue

Net revenue was $290.3 million in 2015, an increase of 39.4% from $208.2 million in 2014. The growth in the total number of shipments, including the shipments attributable to our 2015 acquisitions, accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.2% in 2015 from 17.7% in 2014, due to an increase in TL margins and a drop in fuel prices across all modes.

Operating expenses

Commission expense was $86.0 million in 2015, an increase of 49.0% from $57.7 million in 2014. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to our 2015 acquisitions. For 2015 and 2014, commission expense was 29.6% and 27.7%, respectively, of our net revenue. The increase in commission expense as a percentage of net revenue was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The increase in TL net revenue as a percent of total net revenue was driven by the acquisition of Command and by organic TL growth at Echo.

Selling, general and administrative expenses were $157.1 million in 2015, an increase of 46.8% from $107.0 million in 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 54.1% in 2015 from 51.4% in 2014. These increases are due primarily to acquisition-related transaction costs associated with the Command acquisition, the Command selling, general and administrative expenses included in our statements of operations since June 2015, and the hiring of additional sales and operational personnel to drive the continued growth of our business and to support the growth in customers and shipment volume.

The contingent consideration fair-value adjustment resulted in expenses of $0.2 million and $2.2 million in 2015 and 2014, respectively. In both the current and prior year, the expense was due to the improved financial performance of certain acquired businesses, as well as the effect of the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2015.

Depreciation expense was $12.4 million in 2015, an increase of 24.7% from $10.0 million in 2014. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. Amortization expense in 2015 was $11.7 million, an increase of 199.0% from $3.9 million in 2014. The increase in amortization expense was attributable to the amortization of intangible assets related to the acquisitions of Xpress and Command.

Income from operations

Income from operations was $22.9 million in 2015, a decrease of 16.8% from $27.5 million in 2014. The decrease in income from operations was primarily due to acquisition-related expenses incurred in 2015 for the Command acquisition.

Interest expense

Interest expense was $11.2 million in 2015, an increase from $0.1 million in 2014. The substantial increase in interest expense was primarily related to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015. In addition, we recorded $2.0 million of one-time interest expense in 2015 related to the Term Loan Facility we entered into in April 2015. The Term Loan Facility was never utilized.

Income tax expense

Income tax expense was $3.7 million in 2015, a decrease from $10.5 million in 2014. This decrease was due to the decrease in income before taxes in the current year. Our effective tax rate decreased from approximately 38.5% in 2014 to 31.9% in 2015. Our effective tax rate decreased due to the impact of the research and development credit on lower income before taxes in 2015, as well as due to changes in state apportionment percentages.

Net Income

Net income was $7.8 million in 2015, a decrease of 53.3% from $16.8 million in 2014 as a result of the items previously discussed.

Comparison of years ended December 31, 2014 and 2013

Revenue

Revenue was $1,173.4 million in 2014, an increase of 32.7% from $884.2 million in 2013. The increase was attributable to the increase in the number of our clients, and the total number of shipments executed on behalf of, and services provided to, these clients. Included in this increase was $119.9 million of additional revenue generated in 2014 from the acquisitions of Online Freight Services, Inc. ("OFS"), Comcar Logistics, LLC ("Comcar") and One Stop Logistics, Inc. ("One Stop").

Revenue from Managed Transportation clients was $302.1 million in 2014, an increase of 12.9% from $267.6 million in 2013. This increase was driven by increases in the number of Managed Transportation clients, shipments executed on behalf of these clients and transportation rates. In 2014, 26% of our revenue was generated from Managed Transportation clients, a decrease from 30% in 2013. This percentage decreased because of the significant growth in transactional revenue discussed below.

Revenue from Transactional clients was $871.3 million in 2014, an increase of 41.3% from $616.6 million in 2013. Our percentage of revenue from Transactional clients was 74% in 2014, an increase from 70% in 2013. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the acquisitions of OFS, Comcar and One Stop.

Transportation costs

Transportation costs were $965.2 million in 2014, an increase of 32.5% from $728.5 million in 2013. The growth in the total number of shipments accounted for most of the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 82.3% in 2014 from 82.4% in 2013. This slight improvement in margin was due to capacity constraints in the TL market which allowed us to pass along additional costs to our clients.

Net revenue

Net revenue was $208.2 million in 2014, an increase of 33.8% from $155.6 million in 2013. The growth in the total number of shipments executed on behalf of our clients accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 17.7% in 2014 from 17.6% in 2013. This slight improvement in margin was due to capacity constraints in the truckload market which allowed us to pass along additional costs to our clients.

Operating expenses

Commission expense was $57.7 million in 2014, an increase of 46.1% from $39.5 million in 2013. This increase was primarily attributable to the increase in net revenue. Commission expense as a percentage of net revenue increased to 27.7% in 2014 from 25.4% in 2013. This increase was due to the higher percentage of our net revenue derived from TL shipments in 2014 compared to 2013, as TL shipments typically have higher commission percentages than shipments in other modes.

Selling, general and administrative expenses were $107.0 million in 2014, an increase of 30.0% from $82.3 million in 2013. The increase was primarily the result of hiring sales personnel to drive continued growth of our business, hiring operational personnel to support our growth in customers and shipment volume, and acquisition-related transaction costs for our 2014 acquisitions. Selling, general and administrative expenses as a percentage of net revenue decreased to 51.4% in 2014 from 52.9% in 2013. The decrease, as a percentage of net revenue, was primarily attributable to the increased productivity of our sales representatives and to the strong operating ratios of the three businesses we acquired in 2014.

The contingent consideration fair-value adjustment resulted in expenses of $2.2 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in contingent consideration expense in 2014 was due to a greater probability of certain acquisitions achieving EBITDA earn-out targets due to strong financial performance of these acquired businesses in 2014. The primary drivers of the increase were Sharp Freight Systems and OFS.

Depreciation expense was $10.0 million in 2014, an increase of 21.4% from $8.2 million in 2013. The increase in depreciation expense was primarily attributable to the depreciation of property and equipment related to the expansion of our Chicago headquarters. Amortization expense was $3.9 million in 2014, an increase of 65.5% from $2.4 million in 2013. The increase in amortization expense was attributable to the amortization of intangible assets related to our 2014 acquisitions.

Income from operations

Income from operations was $27.5 million in 2014, an increase of 18.6% from $23.2 million in 2013. The increase in income from operations is attributable to the increase in net revenue in excess of the increase in operating expenses.

Income tax expense

Income tax expense was $10.5 million in 2014, an increase from $8.6 million in 2013. Our effective tax rate increased from approximately 37.8% in 2013 to 38.5% in 2014. The increase in the effective tax rate is primarily due to the timing and reenactment of the research and development tax credit which occurred in early 2013 for both the 2012 and 2013 tax years.

Net Income

Net income was $16.8 million in 2014, an increase of 18.2% from $14.2 million in 2013 as a result of the items previously discussed.

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

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(in thousands, except per share data) (unaudited)
Revenue	$407,171	$449,993	$371,642	$283,492	$300,027	$320,566	$305,120	$247,670
Net revenue	80,092	87,378	69,541	53,252	54,240	58,430	53,338	42,210
Operating income	6,104	8,612	2,840	5,351	7,645	8,975	6,928	3,982
Net income (loss)	1,741	3,459	(682)	3,328	4,656	5,458	4,244	2,430
Net income (loss) per share of common stock:
Basic	$0.06	$0.12	$(0.03)	$0.14	$0.20	$0.24	$0.18	$0.11
Diluted	$0.06	$0.11	$(0.03)	$0.14	$0.20	$0.23	$0.18	$0.10

Liquidity and Capital Resources

As of December 31, 2015, we had $56.5 million in cash and cash equivalents, $123.4 million in working capital and $153.7 million available under our ABL Facility. In addition, as of December 31, 2015, we had $230.0 million aggregate principal amount of our Notes outstanding.

Cash provided by operating activities

For the year ended December 31, 2015, $70.8 million of cash was provided by operating activities. This was an increase compared to $32.4 million and $24.8 million of cash provided by operating activities for the years ended December 31, 2014 and 2013, respectively. In 2015, we generated $51.1 million in cash from net income, adjusted for non-cash operating items, an increase from $38.0 million in 2014 and $28.8 million in 2013. Changes in working capital primarily relate to changes in accounts receivable, accounts payable and accrued expense balances.

Cash used in investing activities

Cash used in investing activities was $405.1 million, $48.9 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, the primary investing activity was the cash consideration used for the acquisition of Command. Cash was also used for the acquisition of Xpress and capital expenditures. In 2014, the primary investing activities were the cash consideration transferred for the acquisitions of OFS, Comcar and One Stop, as well as capital expenditures. In 2013, the primary investing activities were the cash consideration transferred for the acquisition of Open Mile and capital expenditures.

Our capital expenditures were $14.7 million, $15.2 million and $9.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our capital expenditures are primarily the procurement of computer hardware and software from third party vendors, as well as the internal development of computer software.

Cash provided by (used in) financing activities

Cash provided by financing activities was $358.3 million in 2015. Cash used in financing activities was $3.4 million and $2.9 million in 2014 and 2013, respectively. During 2015, we generated $223.1 million in cash from the issuance of our Notes (net of underwriting discounts and commissions) and $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions). See the "Convertible Notes" section below for a description of our Notes. We also drew $40.0 million on our ABL Facility and $34.8 million on our LOC Facility, all of which was repaid as of December 31, 2015. See the "Credit Agreement" section below for descriptions of our ABL Facility and LOC Facility. This cash generation was partially offset by payments of $17.5 million to the former owners of One Stop Logistics, $4.1 million of debt and equity issuance costs, $2.9 million to settle contingent consideration obligations and activities related to the exercise of employee stock options.

In 2014 and 2013, the cash used in financing activities primarily related to contingent consideration payments.

Credit Agreement

On June 1, 2015, we entered into a Revolving Credit and Security Agreement with PNC Bank (the "New Credit Agreement"). The New Credit Agreement replaced our previous Credit Agreement dated May 2, 2014 with PNC Bank (the "LOC Facility"). The New Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the "ABL Facility"). Our obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

Interest is payable at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate, plus 0.50%, (2) the base commercial lending rate of PNC Bank, National Association and (3) a daily LIBOR rate, plus 1.00%; or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin will be 0.25% to 0.75% for borrowings at the base rate and 1.25% to 1.75% for borrowings at the LIBOR rate, in each case, based on the excess availability under the ABL Facility. We will also be required to pay a commitment fee in respect of the unutilized commitments under the revolving credit facility in an amount between 0.25% and 0.375%, based on the excess availability for the prior calendar quarter under the ABL Facility.

At December 31, 2015, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2015, there were $0.8 million of letters of credit outstanding. The total draw allowed under the ABL Facility at December 31, 2015, as determined by the working capital assets pledged as collateral, was $154.5 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at December 31, 2015 was $153.7 million.

Convertible Notes

On May 5, 2015, we issued $230.0 million aggregate principal amount of 2.50% convertible senior notes due 2020 in a registered public offering. We used all of the net proceeds from the Notes offering (together with proceeds from the sale of common stock and borrowings under the ABL Facility) to finance the acquisition of Command.

The Notes bear interest at a rate of 2.50% per year payable semiannually in arrears in cash on May 1 and November 1 of each year, beginning on November 1, 2015. The Notes will mature on May 1, 2020, unless earlier converted or repurchased in accordance with the terms discussed below. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Notes will be convertible, under certain circumstances and during certain periods, into cash, shares of the our common stock, or a combination of cash and shares of common stock at our election, at an initial conversion rate of 25.5428 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $39.15 per share of common stock.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the
‘‘measurement period’’) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

If we undergo a fundamental change, subject to certain conditions, holders of the Notes may require us to purchase for cash all or a part of their Notes at a repurchase price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest. In addition, following certain corporate events that occur prior to maturity, we may increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, the conversion rate could increase to a maximum of 34.4827 shares of common stock per $1,000 principal amount of Notes.

On or after January 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our intent and policy will be to settle the $230.0 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted net income per share, but any conversion premium that exists will be included in the calculation of diluted net income per share using the treasury stock method. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted net income per share for the year ended December 31, 2015.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute material uses of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, to integrate our technology and business with the technology and business of Command, to make debt service payments, and for working capital and other general corporate purposes. We expect to use available cash to make approximately $2.3 million of potential earn-out payments in 2016 due in connection with our acquisitions. We will use $5.8 million of cash to satisfy the semi-annual Note coupon payments due May 1, 2016 and November 1, 2016. We also currently expect to use up to $26.0 million for capital expenditures in 2016. As discussed in Footnote 12 (Stockholders' Equity), we may also opt to use cash to repurchase up to an aggregate of $50.0 million of our common stock and Notes. The timing and amount of any repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations
As of December 31, 2015, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$26,643	$6,551	$11,162	$7,730	$1,200
Senior convertible notes, including interest	255,875	5,750	11,500	238,625	—
Contingent consideration obligations (1)	5,646	2,446	1,850	1,350	—
Total	$288,164	$14,747	$24,512	$247,705	$1,200
____________________

(1)
This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Footnote 5 in the notes to the consolidated financial statements for a discussion of the fair-values of these contingent consideration obligations as of December 31, 2015.

Recent Accounting Pronouncements

ASU 2015-17, Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 may be adopted on either a prospective or retrospective basis, and is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. We have early adopted ASU 2015-17, effective with this Form 10-K filing for the period ended December 31, 2015. This change in accounting principle allows us to comply with the new guidance going forward. We are applying the new guidance on a prospective basis. As such, prior periods are not retrospectively adjusted. The change in balance sheet presentation due to the adoption of ASU 2015-17 had no impact on the current or prior period statements of operations.

ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, but early adoption is permitted.

We early adopted ASU 2015-16, effective with the Form 10-Q filing for the period ended September 30, 2015. This change in accounting principle allowed us to record an immaterial measurement-period adjustment to amortization expense in the third quarter of 2015. As of June 30, 2015, we had recorded a preliminary estimated fair value of the intangible assets acquired from Command. The intangible asset valuation was updated in the third quarter of 2015, and an adjustment was recorded to reflect the updated fair value of the intangible assets. Per the guidance in ASU 2015-16, we recognized the change in amortization expense in the third quarter of 2015, rather than accounting for the adjustment retrospectively. For the quarter ended September 30, 2015, this resulted in an immaterial measurement-period adjustment to depreciation and amortization in the statement of operations and a $26.1 million increase to goodwill (and corresponding decrease to intangible assets) on the balance sheet for the quarter ended September 30, 2015.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred asset. ASU 2015-03 is effective as of January 1, 2016, but early adoption is permitted. ASU 2015-03 must be applied on a full retrospective basis, with all prior periods restated for the new presentation.
We have early adopted ASU 2015-03, effective with the Form 10-Q filing for the period ended June 30, 2015. Early adoption allowed us to record the significant debt issuance costs incurred in the second quarter of 2015 in accordance with ASU 2015-03, instead of waiting until 2016 to adopt ASU 2015-03 and then retrospectively restating the 2015 numbers.

Effective with the Form 10-Q filing for the period ended June 30, 2015, we present debt issuance costs related to the Notes on the balance sheet as a contra-liability that reduces the carrying amount of the Note liability, rather than as a deferred asset. Our policy with regard to debt issuance costs incurred related to the ABL Facility is to present these costs as a contra-liability in periods when there is a related ABL Facility debt liability on the balance sheet. If there is no outstanding draw on the ABL Facility at period end, and thus no liability is recorded on the balance sheet, these debt issuance costs are presented as a deferred asset. After we adopted this policy, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements in August 2015. This ASU was meant to clarify the guidance in ASC 2015-03, and stated that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. ASU 2015-15 does not require this presentation as a deferred asset, and thus we will continue to follow the accounting policy adopted in the second quarter of 2015.
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

Interest Rate Risk

We have exposure to changes in interest rates on our ABL Facility. Borrowings bear interest at one of the following, plus an applicable margin: (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) the LIBOR rate, based on the Company's election for each tranche of borrowing. The interest rate on our line of credit fluctuates based on the rates described above. Assuming the $200 million ABL Facility was fully drawn, a 1.0% increase in the interest rate selected would increase our annual interest expense by $2.0 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2015, 2014 and 2013.

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

The Company acquired Command Transportation, LLC ("Command") on June 1, 2015. Management did not include Command in its annual evaluation of internal control over financial reporting as of December 31, 2015. The Company will incorporate Command into its annual evaluation of internal control over financial reporting for the year ending December 31, 2016. Command constituted 57% of the Company's total assets as of December 31, 2015, including the goodwill and intangible assets recorded as part of the purchase accounting, and 19% and 14% of the Company's revenue and net income, respectively, for the year then ended.

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2015. The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Command Transportation, LLC (“Command”), which is included in the 2015 consolidated financial statements of Echo Global Logistics. Command constituted 57% of total assets as of December 31, 2015 and 19% and 14% of revenue and net income, respectively, for the year then ended.

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2016

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$56,522,194	$32,542,119
Accounts receivable, net of allowance for doubtful accounts of $1,627,315 and $1,226,297 at December 31, 2015 and 2014, respectively	196,420,614	145,198,419
Income taxes receivable	1,038,327	1,968,511
Prepaid expenses	3,605,602	2,849,011
Deferred income taxes	—	995,171
Other current assets	3,237,227	2,114,356
Total current assets	260,823,964	185,667,587
Property and equipment, net	27,304,474	21,276,709
Intangibles and other assets:
Goodwill	308,490,588	77,909,537
Intangible assets, net of accumulated amortization of $26,785,810 and $15,046,556 at December 31, 2015 and 2014, respectively	147,532,169	30,871,423
Other assets	2,358,587	318,938
Total assets	$746,509,782	$316,044,194
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$103,985,783	$85,999,784
Due to seller-short term	2,338,462	4,243,088
Accrued expenses	30,283,062	19,496,000
Other current liabilities	784,829	17,507,500
Total current liabilities	137,392,136	127,246,372
Convertible notes, net	196,659,354	—
Due to seller-long term	1,748,235	1,087,990
Other noncurrent liabilities	2,940,435	1,502,019
Deferred income taxes	12,520,048	4,333,635
Total liabilities	351,260,208	134,170,016
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 29,765,525 shares issued and 29,727,588 shares outstanding at December 31, 2015; 23,207,051 shares issued and outstanding at December 31, 2014	2,979	2,322
Treasury stock, 37,937 shares at December 31, 2015	(784,829)	—
Additional paid-in capital	319,002,254	112,688,360
Retained earnings	77,029,170	69,183,496
Total stockholders' equity	395,249,574	181,874,178
Total liabilities and stockholders' equity	$746,509,782	$316,044,194
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
REVENUE	$1,512,298,686	$1,173,382,760	$884,193,289

COSTS AND EXPENSES:
Transportation costs	1,222,035,371	965,165,330	728,543,525
Selling, general, and administrative expenses	243,214,264	166,812,670	121,881,168
Depreciation and amortization	24,142,527	13,876,079	10,564,657
INCOME FROM OPERATIONS	22,906,524	27,528,681	23,203,939
Interest income	23,909	—	—
Interest expense	(11,276,207)	(105,404)	(1,357)
Other expense	(126,295)	(144,128)	(354,480)
INTEREST AND OTHER EXPENSE	(11,378,593)	(249,532)	(355,837)
INCOME BEFORE PROVISION FOR INCOME TAXES	11,527,931	27,279,149	22,848,102
INCOME TAX EXPENSE	(3,682,257)	(10,491,591)	(8,645,488)
NET INCOME	$7,845,674	$16,787,558	$14,202,614
Basic net income per share	$0.29	$0.73	$0.62
Diluted net income per share	$0.28	$0.71	$0.61
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2013	22,694,836	$2,270	$102,789,816	—	$—	$38,193,324	$140,985,410
Share compensation expense	—	—	3,338,678	—	—	—	3,338,678
Exercise of stock options	112,990	11	1,130,148	—	—	—	1,130,159
Common stock issued for vesting of restricted stock	136,436	14	(14)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(43,791)	(4)	(832,044)	—	—	—	(832,048)
Tax benefit from exercise of stock options	—	—	405,218	—	—	—	405,218
Net income	—	—	—	—	—	14,202,614	14,202,614
Balance at December 31, 2013	22,900,471	2,291	106,831,802	—	—	52,395,938	159,230,031
Share compensation expense	—	—	4,405,426	—	—	—	4,405,426
Exercise of stock options	173,727	17	1,077,731	—	—	—	1,077,748
Common stock issued for vesting of restricted stock	187,594	19	(19)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(54,741)	(5)	(1,116,853)	—	—	—	(1,116,858)
Tax benefit from exercise of stock options	—	—	1,490,273	—	—	—	1,490,273
Net income	—	—	—	—	—	16,787,558	16,787,558
Balance at December 31, 2014	23,207,051	2,322	112,688,360	—	—	69,183,496	181,874,178
Share compensation expense	—	—	14,023,751	—	—	—	14,023,751
Exercise of stock options	150,701	15	1,057,868	—	—	—	1,057,883
Common stock issued for vesting of restricted stock	209,510	22	(22)	—	—	—	—
Common stock issued for vesting of performance shares	17,375	2	(2)	—	—	—	—
Common stock issued from Equity Offering	5,750,000	575	157,835,675	—	—	—	157,836,250
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	18,956,232	—	—	—	18,956,232
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(72,941)	(7)	(1,922,140)	—	—	—	(1,922,147)
Common shares issued for acquisition	503,829	50	14,745,950	—	—	—	14,746,000
Tax benefit from exercise of stock options	—	—	1,616,582	—	—	—	1,616,582
Purchases of treasury stock	—	—	—	(37,937)	(784,829)	—	(784,829)
Net income	—	—	—	—	—	7,845,674	7,845,674
Balance at December 31, 2015	29,765,525	$2,979	$319,002,254	(37,937)	$(784,829)	$77,029,170	$395,249,574

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$7,845,674	$16,787,558	$14,202,614
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,122)	729,600	632,684
Noncash stock compensation expense	14,023,751	4,405,426	3,338,678
Noncash interest expense	4,867,364	—	—
Contingent consideration expense	201,452	2,160,316	101,181
Depreciation and amortization	24,142,527	13,876,079	10,564,657
Change in assets, net of acquisitions:
Accounts receivable	12,508,623	(24,018,807)	(10,955,387)
Income taxes receivable	(1,464,187)	(631,331)	(633,590)
Prepaid expenses and other assets	(450,824)	(2,401,464)	(53,204)
Change in liabilities, net of acquisitions:
Accounts payable	5,745,669	11,460,893	4,713,829
Accrued expenses and other	3,421,529	9,994,275	2,891,656
Net cash provided by operating activities	70,836,456	32,362,545	24,803,118
Investing activities
Purchases of property and equipment	(14,744,850)	(15,155,168)	(9,238,806)
Payments for acquisitions, net of cash acquired	(390,395,041)	(33,768,519)	(1,958,236)
Net cash used in investing activities	(405,139,891)	(48,923,687)	(11,197,042)
Financing activities
Tax benefit of stock options exercised	2,222,458	1,495,481	460,475
Payment of contingent consideration	(2,945,833)	(4,859,670)	(3,615,000)
Proceeds from exercise of stock options	1,057,883	1,077,748	1,130,159
Employee tax withholdings related to net share settlements of equity-based awards	(1,922,147)	(1,116,858)	(832,048)
Proceeds from borrowing on line of credit	34,782,500	5,000,000	—
Repayments of amounts borrowed on line of credit	(34,782,500)	(5,000,000)	—
Proceeds from borrowing on ABL facility	40,000,000	—	—
Repayments of amounts borrowed on ABL facility	(40,000,000)	—	—
Proceeds from sale of common stock, net of underwriting discounts and commissions	158,412,500	—	—
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	223,100,000	—	—
Common stock and convertible debt issuance costs	(4,133,851)	—	—
Payment to former owners of One Stop Logistics	(17,507,500)	—	—
Principal payments on capital lease obligations	—	—	(24,086)
Net cash provided by (used in) financing activities	358,283,510	(3,403,299)	(2,880,500)
Increase (decrease) in cash and cash equivalents	23,980,075	(19,964,441)	10,725,576
Cash and cash equivalents, beginning of period	32,542,119	52,506,560	41,780,984
Cash and cash equivalents, end of period	$56,522,194	$32,542,119	$52,506,560
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,450,509	$105,404	$1,357
Cash paid during the year for income taxes	3,074,254	8,901,068	8,191,472
Non-cash investing activity
Common stock issued for acquisition of Command	14,746,000	—	—
Non-cash financing activity
Fair value of due to seller obligation at acquisition date	1,500,000	880,000	—
Liability for purchases of treasury stock	784,829	—	—
Current liability to former owner of One Stop	$—	$17,507,500	$—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1. Description of Business
Echo Global Logistics, Inc. ("the Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less-than-truckload ("LTL"), small parcel, intermodal, domestic air, and international. The Company's core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill audit, and payment and performance management and reporting functions, including executive dashboard tools.

The Company's common stock is listed on the Nasdaq Global Select Market under the symbol “ECHO.”

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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short term nature. The fair value of the due to seller liabilities are determined based on the likelihood of contingent earn-out payments. The fair value of the liability component of the Notes (as defined in Footnote 9 (Long-Term Debt)) was determined using the discounted cash flow analysis discussed in Footnote 9.
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
Years Ended December 31, 2015, 2014 and 2013

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
The Company's chief operating decision-maker assesses performance and makes resource allocation decisions for the Company's operating segments, which aggregate to one reportable segment for reporting purposes. The Company has provided all enterprise wide disclosures required by this guidance.
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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $1,427,983, $1,937,227 and $1,229,134 of bad debt expense for the years ended December 31, 2015, 2014 and 2013, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 years
Office equipment	5 years
Furniture and fixtures	5 - 7 years
Internal Use Software
The Company has adopted the provisions of ASC Topic 350-40 Internal Use Software. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $8,648,096, $7,572,309 and $6,394,788, respectively. At December 31, 2015 and 2014, the net book value of internal use software costs was $14,649,370 and $13,687,293, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standard Update

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. The Company tests goodwill for impairment at the reporting unit level. In accordance with ASC 350, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In 2015, we concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year.
Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, carrier relationships, non-compete agreements, and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 14.8 years, 17.0 years 6.7 years and 4.0 years, respectively. See Note 7.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. See Note 14—Stock-Based Compensation Plans for a description of the Company's accounting for stock-based compensation plans.
Self-Insurance Liability

Since January 2014, the Company has been self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. The total estimated self-insurance liabilities at December 31, 2015 and 2014 were $995,024 and $725,743, respectively.

3. New Accounting Pronouncements

ASU 2015-17, Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 may be adopted on either a prospective or retrospective basis, and is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has early adopted ASU 2015-17, effective with this Form 10-K filing for the period ended December 31, 2015. This change in accounting principle allows the Company to comply with the new guidance going forward. The Company is applying the new guidance on a prospective basis. As such, prior periods are not retrospectively adjusted. The change in balance sheet presentation due to the adoption of ASU 2015-17 had no impact on the current or prior period statements of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, but early adoption is permitted.

The Company early adopted ASU 2015-16, effective with the Form 10-Q filing for the period ended September 30, 2015. This change in accounting principle allowed the Company to record an immaterial measurement-period adjustment to amortization expense in the third quarter of 2015. As of June 30, 2015 the Company had recorded a preliminary estimated fair value of the intangible assets acquired from Command Transportation, LLC. The intangible asset valuation was updated in the third quarter of 2015, and an adjustment was recorded to reflect the updated fair value of the intangible assets. Per the guidance in ASU 2015-16, the Company recognized the change in amortization expense in the third quarter of 2015, rather than accounting for the adjustment retrospectively. For the quarter ended September 30, 2015, this resulted in an immaterial measurement-period adjustment to depreciation and amortization in the statement of operations and a $26.1 million increase to goodwill (and corresponding decrease to intangible assets) on the balance sheet for the quarter ended September 30, 2015.

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

The Company early adopted ASU 2015-03, effective with the Form 10-Q filing for the quarter ended June 30, 2015. Early adoption allowed the Company to record the significant debt issuance costs incurred in the second quarter of 2015 in accordance with ASU 2015-03, instead of waiting until 2016 to adopt ASU 2015-03 and then retrospectively restating the 2015 numbers. Effective with the Form 10-Q filing for the period ended June 30, 2015, the Company presents debt issuance costs related to the Notes (as defined in Footnote 9 (Long-Term Debt)) on the balance sheet as a contra-liability that reduces the carrying amount of the Note liability, rather than as a deferred asset. The Company's policy with regard to debt issuance costs incurred related to the Company's ABL Facility (as defined in Footnote 9 (Long-Term Debt)) is to present these costs as a contra-liability in periods when there is a related ABL Facility debt liability on the balance sheet. If there is no outstanding draw on the ABL Facility at period end, and thus no liability is recorded on the balance sheet, these debt issuance costs are presented as a deferred asset. After the Company had adopted this policy, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements in August 2015. This ASU was meant to clarify the guidance in ASC 2015-03, and stated that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. ASU 2015-15 does not require this presentation as a deferred asset, and thus the Company will continue to follow the accounting policy adopted in the second quarter of 2015.

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
Years Ended December 31, 2015, 2014 and 2013

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

4. Acquisitions

2015 Acquisitions

Xpress Solutions, Inc.

On February 1, 2015, the Company acquired Xpress Solutions, Inc. ("Xpress"), a non-asset based TL and LTL transportation brokerage based in Frankfort, Illinois, and the results of Xpress have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of Xpress for $6,054,937 in cash, subject to working capital adjustments, and an additional $3,000,000 in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to January 31, 2019.  As a result of the purchase accounting for the acquisition, the Company recorded $4,081,407 of goodwill, $1,500,000 as the estimated opening balance sheet fair value of the contingent consideration obligation, and $3,000,000 of customer relationship intangible assets. The amount of goodwill deductible for U.S. income tax purposes is $2,581,407, which excludes the opening balance sheet fair value of the contingent consideration obligation.

The Company has recognized a $40,000 increase in the fair value of the contingent consideration obligation since the acquisition date, resulting in a contingent consideration obligation of $1,540,000 at December 31, 2015.

The amounts of revenue and net income of Xpress included in the Company's consolidated statements of operations from the acquisition date to December 31, 2015 are $11.8 million and $0.3 million, respectively.

Command Transportation, LLC

On June 1, 2015, the Company completed the acquisition of all of the outstanding membership units of Command Transportation, LLC ("Command"), one of the largest privately held TL brokers and non-asset based transportation providers in the United States. Command is headquartered in Skokie, Illinois, with satellite locations in Texas, Missouri and Kansas.

The Company financed the cash purchase price for the Command acquisition, in part, with the proceeds from the sale of 5,750,000 shares of common stock and $230,000,000 aggregate principal amount of 2.50% convertible senior notes due 2020 (the "Notes"). The Company financed the remainder of the cash purchase price for the Command acquisition with drawings under its ABL Facility (see Note 9). Additionally, a portion of the purchase price consisted of shares of Echo common stock issued to one of the sellers. The fair value of the total consideration transferred was as follows:

Cash	$394,279,778
Echo common stock, fair value	14,746,000
Working capital adjustment, December 2015	(142,969)
Total consideration transferred	$408,882,809

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

The following table summarizes the preliminary allocation of the total consideration transferred for the acquisition of Command:

Cash	$9,495,246
Accounts receivable, net	62,398,350
Property and equipment	3,667,615
Prepaid expenses	818,903
Goodwill	226,480,985
Intangible assets	125,400,000
Total assets acquired	$428,261,099
Accounts payable	$11,172,240
Accrued expenses	8,206,050
Total liabilities assumed	$19,378,290
Total consideration transferred	$408,882,809

Goodwill of $226,480,985, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because the acquisition of Command will, among other things, significantly enhance the Company's national scale and density in the highly fragmented truckload market. In addition, Echo paid this premium to acquire an experienced sales force with established customer and carrier relationships, and Command executives with significant experience in the transportation industry. The allocation of the purchase price to the assets and liabilities above is subject to change as the Company finalizes purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable, property and equipment, and intangible assets.

The fair values assigned to the intangible assets acquired were as follows:

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

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vests after 1 year and is being recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and is being recognized as compensation expense over the vesting period. The stock compensation expense related to these issuances recorded within selling, general and administrative expense in the statement of operations from the issuance date to December 31, 2015 is $7.3 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The Company recognized $6.5 million of Command acquisition-related transaction costs in selling, general and administrative expense in the statement of operations in 2015.

The amounts of revenue and net income of Command included in the Company's consolidated statement of operations from the acquisition date to December 31, 2015 are $286.4 million and $1.1 million, respectively. This net income includes the stock compensation expense for the restricted stock granted to former Command employees, but excludes the interest expense and Command-related transaction costs recorded in the statement of operations in 2015.

The following unaudited pro forma information presents a summary of the Company's pro forma consolidated revenue and net income for the twelve months ended December 31, 2015 and 2014, as if the Company had acquired Command as of January 1, 2014. This unaudited pro forma supplemental information includes the historical financial results of the Company and Command, adjusted to record the following pro forma adjustments:

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
(5) Pro forma adjustment to remove $6.5 million of transaction-related expenses and $2.0 million of Term Loan Facility (as defined in Footnote 9 (Long-Term Debt)) commitment fees (and the related tax benefit of both) recorded in the Company's historical statement of operations in 2015. If the acquisition had occurred on January 1, 2014, these transaction costs and Term Loan Facility commitment fees would have been expensed in fiscal year 2013.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Command. These unaudited pro forma results are not necessarily indicative of what would have occurred if the Command acquisition had been in effect for the periods presented or future results.

	Year Ended December 31,
	2015	2014
Echo revenue, as reported	$1,512,298,686	$1,173,382,760
Command revenue (1)	221,422,040	561,059,709
Pro forma revenue	$1,733,720,726	$1,734,442,469

Echo net income, as reported	$7,845,674	$16,787,558
Command net income (1)	9,719,680	21,583,380
Pro forma adjustments	(131,383)	(30,480,546)
Pro forma net income	$17,433,971	$7,890,392

(1) The pro forma Command amounts for the twelve months ended December 31, 2015 include only five months of Command results. Command revenue and net income from June 1, 2015 through December 31, 2015 are included in Echo reported revenue and net income.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

One Stop Logistics, Inc.

In May 2014, the Company acquired One Stop Logistics, Inc. ("One Stop"), a non-asset based brokerage headquartered in Watsonville, California. One Stop provides both truckload and less-than-truckload solutions, and has offices throughout the country. The Company agreed to purchase the assets and assume certain liabilities of One Stop for total consideration of $37,490,924 in cash, which includes a working capital payment made during the third quarter of 2014. This $37,490,924 was paid in four separate payments, as follows:

Fair value of consideration transferred:
Cash payment made at closing	$19,262,980
Working capital payment made in September 2014	720,444
Cash payment made in January 2015	13,782,500
Cash payment made in May 2015	3,725,000
Total	$37,490,924

The payments made in January 2015 and May 2015 were recorded as other current liabilities on the opening balance sheet. There is no contingent consideration associated with the purchase of One Stop. The acquisition provided the Company with strategic growth and added an assembled workforce with strong sales talent and an established network of shippers and carriers.

The following table summarizes the allocation of the total consideration transferred for the acquisition of One Stop:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Cash	$—
Accounts receivable	5,369,508
Property and equipment	17,137
Other assets	12,446
Goodwill	19,626,724
Intangible assets	16,800,000
Total assets acquired	$41,825,815
Accounts payable	$4,197,058
Accrued expenses	137,833
Total liabilities assumed	$4,334,891
Total consideration transferred	$37,490,924

Goodwill of $19,626,724, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because One Stop, among other things, expanded the Company's presence in the TL and LTL markets, especially in California, and added an experienced sales force with established customer relationships. The intangible assets are primarily customer relationships, which have a useful life of twelve years.

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments of $4,086,697 as of December 31, 2015. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. EBITDA is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration ranged between 3% and 7%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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
Years Ended December 31, 2015, 2014 and 2013

relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(4,086,697)	$—	$—	$(4,086,697)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration obligation	$(5,331,078)	$—	$—	$(5,331,078)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at January 1, 2014	$(7,150,432)
OFS acquisition, acquisition date fair value	(880,000)
Change in fair value	(2,160,316)
Payment of contingent consideration	4,859,670
Balance at December 31, 2014	(5,331,078)
Xpress acquisition, acquisition date fair value	(1,500,000)
Change in fair value	(201,452)
Payment of contingent consideration	2,945,833
Balance at December 31, 2015	$(4,086,697)

For the years ended December 31, 2015 and 2014, the Company recognized expense of $201,452 and $2,160,316, respectively, in selling, general, and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, as well as from the effect of the time value of money.

For the years ended December 31, 2015 and 2014, the Company made contingent earn-out payments of $2,945,833 and $4,859,670, respectively.

6. Property and Equipment
Property and equipment at December 31, 2015 and 2014, consisted of the following:

	December 31,	December 31,
	2015	2014
Computer equipment	$13,518,440	$10,063,187
Software, including internal use software	56,211,129	46,303,704
Furniture, fixtures and office equipment	12,516,254	8,254,664
	82,245,823	64,621,555
Less accumulated depreciation	(54,941,349)	(43,344,846)
	$27,304,474	$21,276,709

Depreciation expense, including amortization of capitalized internal use software, was $12,403,273, $9,950,256 and $8,192,981 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of January 1, 2014	$51,650,060
OFS acquisition, goodwill acquired	4,309,146
Comcar acquisition, goodwill acquired	2,342,265
One Stop acquisition, goodwill acquired	19,608,066
Balance as of December 31, 2014	77,909,537
One Stop, purchase accounting adjustment	18,659
Xpress acquisition, goodwill acquired	4,081,407
Command acquisition, goodwill acquired	226,480,985
Balance as of December 31, 2015	$308,490,588

The following is a summary of amortizable intangible assets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014	Weighted- Average Life
Customer relationships	$145,138,979	$44,938,979	14.8 years
Carrier relationships	18,300,000	—	17.0 years
Noncompete agreements	5,239,000	339,000	6.7 years
Trade names	5,640,000	640,000	4.0 years
	174,317,979	45,917,979	14.4 years
Less accumulated amortization	(26,785,810)	(15,046,556)
Intangible assets, net	$147,532,169	$30,871,423

Amortization expense related to intangible assets was $11,739,254, $3,925,823, and $2,371,676 for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

2016	$15,804,429
2017	14,243,799
2018	12,861,305
2019	11,470,909
2020	10,638,587
Thereafter	82,513,140
$147,532,169

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

8. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Accrued compensation	$17,937,504	$11,359,446
Accrued rebates	2,535,606	2,572,544
Accrued employee benefits	2,809,239	1,643,713
Accrued professional service fees	1,837,749	868,649
Accrued interest	1,463,880	27,320
Deferred rent	400,809	293,853
Other	3,298,275	2,730,475
Total accrued expenses	$30,283,062	$19,496,000

The other noncurrent liability of $2,940,435 at December 31, 2015 is the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability. The other noncurrent liability of $1,502,019 at December 31, 2014 is the portion of deferred rent in excess of twelve months.

9. Long-Term Debt

ABL Facility

On June 1, 2015, the Company and Command, as co-borrowers, entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”) with PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto. The New Credit Agreement replaced the Company’s previous Credit Agreement, dated as of May 2, 2014, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent. During the first five months of 2015, we drew and fully repaid $34.8 million on this previous Credit Agreement. The New Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the “ABL Facility”). The initial aggregate principal amount under the ABL Facility may be increased from time to time by an additional $100 million to a maximum aggregate principal amount of $300 million; provided, however, that only four increases are permitted during the life of the loan and, for each increase, certain requirements are satisfied. The Company’s obligations under the New Credit Agreement are secured, on a first lien priority basis, by certain working capital assets.

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

The Company will also be required to pay a commitment fee in respect to the unutilized commitments under the ABL Facility in an amount between 0.25% and 0.375%, based on the excess availability for the prior calendar quarter under the ABL Facility. At December 31, 2015, the Company's commitment fee was calculated at a rate of 0.375%.

The terms of the ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels. As of December 31, 2015, neither of the events that would require the Company to maintain the fixed charge coverage ratio occurred, and the Company is in compliance with all covenants related to the ABL.

During 2015, the Company drew $40 million on the ABL Facility. This entire amount was repaid during the year, and no amounts were outstanding on the ABL Facility as of December 31, 2015.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2015, there were $0.8 million of letters of credit outstanding. The total draw allowed on the ABL Facility at December 31, 2015, as determined by the working capital assets pledged as collateral, was $154.5 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at December 31, 2015 was $153.7 million.

The Company incurred issuance costs of $3.1 million related to the ABL Facility. These issuance costs are being amortized to interest expense using the effective interest method over the 5 year life of the ABL Facility. From the date it entered into the ABL Facility through December 31, 2015, the Company has recorded $0.4 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at December 31, 2015, the unamortized issuance costs are presented as a deferred asset on the balance sheet.

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 in a registered public offering. The proceeds from the Company's sale of the Notes, net of underwriting discounts and commissions, were $223.1 million. The Company used all of the net proceeds from the Notes offering (together with proceeds from the sale of common stock and borrowings under the ABL Facility) to finance the acquisition of Command.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted net income per share, but any conversion premium that exists will be included in the calculation of diluted net income per share using the treasury stock method. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted net income per share for the year ended December 31, 2015.

The accounting guidance in ASC 470-20, Debt with Conversion and Other Options, requires that the principal amount of the Notes be separated into liability and equity components at issuance. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the principal amount of the Notes and the estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at an estimated market yield for a similar debt instrument without the conversion feature. The Company estimated the straight debt yield using a combination of inputs observable in the marketplace, including the credit spread indicated by the terms of the Company's ABL Facility, LIBOR rates, and U.S. Treasury bonds. This represents a Level 2 valuation technique. The Company estimated the straight debt borrowing rates at issuance to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs are being amortized to interest expense under the effective interest method over the 5 year life of the Notes, using an effective interest rate of 6.33%.

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

As of December 31, 2015, the carrying amount of the Notes on the balance sheet is $196.7 million, calculated as follows:

December 31, 2015
Convertible senior notes, principal amount	$230,000,000
Unamortized debt discount	(27,835,387)
Unamortized debt issuance costs	(5,505,259)
Convertible senior notes, net	$196,659,354

The Notes are carried on the balance sheet at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2015 was $204.8 million. The fair value of the Notes was estimated based on the trading price of the Notes at December 31, 2015. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company has recognized interest expense related to the Notes of $8.1 million from the issuance date through December 31, 2015, consisting of $3.8 million of contractual coupon interest, $3.6 million of debt discount amortization and $0.7 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from December 31, 2015 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2016	2017	2018	2019	2020
Senior convertible notes, including interest	$255,875,000	5,750,000	5,750,000	5,750,000	5,750,000	$232,875,000

Term Loan Facility

On April 20, 2015, the Company entered into a $300 million senior secured term loan facility commitment (the "Term Loan Facility") with Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, PNC Bank, National Association, Credit Suisse AG and Credit Suisse Securities (USA) LLC. The purpose of the Term Loan Facility was to ensure that the Company had committed funding to consummate the Command acquisition if the Notes and common stock offerings did not raise sufficient cash to fund the acquisition. As the Notes and common stock offerings were successfully completed, the Company did not draw any amounts on the Term Loan Facility. The Term Loan Facility commitment expired after the successful issuance of the Notes and common stock, and thus the $2.0 million paid to secure the Term Loan Facility commitment was charged to interest expense in the second quarter of 2015.

10. Commitments and Contingencies

Leases
In April 2007, the Company entered into an operating lease agreement for an office facility, which was amended in 2013. The amended lease agreement expires in November 2020 and has escalating base monthly rental payments, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building.
During 2015 and 2014, the Company also assumed contractual operating lease obligations through acquisitions, which consisted primarily of building operating leases expiring at various dates through 2020.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2015, 2014 and 2013 was $5,620,731, $4,361,734 and $3,821,934, respectively.
Future minimum annual rental payments for the next five years and thereafter are as follows:

Operating Leases
2016	$6,551,203
2017	6,238,739
2018	4,923,271
2019	4,103,449
2020	3,626,337
Thereafter	1,199,501
$26,642,500

11. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2015 and 2014, the Company recognized a net decrease and increase of $112,599 and $182,385, respectively, in unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2015 and 2014. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at January 1	$595,938	$337,983
Gross (decrease)/increase — current period tax positions	(175,029)	257,955
Balance at December 31	$420,909	$595,938
The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2015 and 2014, respectively, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2009, and state and local income tax examinations, by tax authorities for years before 2009.
The provision for income taxes consists of the following components for the years ended December 31, 2015, 2014 and 2013:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Current:
Federal	$3,889,649	$8,326,480	$6,928,141
State	(202,270)	1,435,511	1,084,663
Total current	3,687,379	9,761,991	8,012,804
Deferred:
Federal	(23,265)	560,345	404,395
State	18,143	169,255	228,289
Total deferred	(5,122)	729,600	632,684
Income tax expense	$3,682,257	$10,491,591	$8,645,488
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2015	2014	2013
Tax expense at U.S. federal income tax rate	$4,034,776	$9,547,702	$7,996,836
State income taxes, net of federal income tax effect	36,308	951,284	751,257
Nondeductible expenses and other	119,705	176,878	71,282
Effect of state rate change on deferred items	(25,338)	8,402	18,570
Research and development credit	(364,050)	(360,584)	(449,679)
Changes in unrecognized tax benefits	(112,599)	182,385	166,432
Provision to return adjustments	(6,545)	(14,476)	90,790
	$3,682,257	$10,491,591	$8,645,488
As discussed in Footnote 3 (New Accounting Pronouncements), the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") in November 2015 . This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. The Company is applying the new guidance on a prospective basis. As such, prior periods are not retrospectively adjusted.
At December 31, 2015, the Company's noncurrent deferred tax assets and liabilities, after applying the new guidance, consisted of the following:

2015
Noncurrent deferred tax assets:
Reserves and allowances	$2,142,123
Stock options	6,063,284
Total noncurrent deferred tax assets	8,205,407
Noncurrent deferred tax liabilities:
Prepaid and other expenses	1,342,674
Intangible assets	1,631,816
Property and equipment	7,529,641
Convertible debt	10,221,324
Total noncurrent deferred tax liabilities	20,725,455
Net deferred tax liability	$(12,520,048)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

At December 31, 2014, the Company's deferred tax assets and liabilities consisted of the following:

2014
Current deferred tax assets:
Reserves and allowances	$2,018,366
Noncurrent deferred tax assets:
Intangible assets	474,638
Stock options	2,450,556
Total noncurrent deferred tax assets	2,925,194
Total deferred tax assets	4,943,560
Total current deferred tax liability:
Prepaid and other expenses	1,023,195
Noncurrent deferred tax liabilities:
Property and equipment	6,738,462
Research and development credit	520,367
Total noncurrent deferred tax liabilities	7,258,829
Total deferred tax liabilities	8,282,024
Net deferred tax liability	$(3,338,464)
As of December 31, 2015, the Company does not have a net operating loss carryforward.

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2015, there was no preferred stock outstanding.
Treasury Stock
On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock and Notes through December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
As of December 31, 2015, the Company has repurchased 37,937 shares of common stock at a cost of $784,829.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014, and 2013. The computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$7,845,674	$16,787,558	$14,202,614
Denominator:
Denominator for basic earnings per share - weighted-average shares	27,473,054	23,044,029	22,860,661
Effect of dilutive securities:
Employee stock options	636,495	590,312	543,322
Denominator for dilutive earnings per share	28,109,549	23,634,341	23,403,983
Basic net income per common share	$0.29	$0.73	$0.62
Diluted net income per common share	$0.28	$0.71	$0.61

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
In 2015, the Company awarded 677,091 shares of restricted stock to certain employees and directors, of which 355,532 will vest ratably over one year, 12,631 will vest ratably over two years, 2,144 will vest ratably over 2.5 years, 102,523 will vest ratably over three years and 204,261 will vest ratably over 4 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $21.50 to $32.52.
In 2014, the Company awarded 184,157 shares of restricted stock to certain employees and directors, of which 10,312 will vest ratably over 2.5 years and 173,845 will vest ratably over 4 years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.10 to $27.48.
There was $17,729,906 and $8,068,512 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2015 and 2014, respectively. This cost is expected to be recognized over a weighted-average period of 2.96 years.

In June 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees, providing for the issuance of 335,882 shares of restricted common stock of the Company to 33 employees of Command and 100,766 shares of restricted common stock and 67,178 shares of performance stock to two of the sellers who entered into new employment agreements with the Company, each as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). These restricted stock grants are included in the 677,091 shares of restricted stock mentioned above.

Stock Option Awards

There were no stock options granted during 2015 and 2014. The Company's 2013 stock option grant and all previous stock option grants were valued using the Black-Scholes-Merton option valuation model. The Company recorded $226,050, $479,921 and $664,909 in compensation expense with corresponding tax benefits of $88,160, $187,169 and $259,314 for stock option awards for the years ended December 31, 2015, 2014 and 2013, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,244,876	$9.01	6.0	$11,145,479
Granted	3,000	17.94
Exercised	(112,990)	10.00		1,296,867
Forfeited or canceled	(35,660)	11.99
Outstanding at December 31, 2013	1,099,226	$8.83	5.0	$13,899,986
Granted	—	—
Exercised	(173,727)	6.20		3,995,095
Forfeited or canceled	(3,610)	12.20
Outstanding at December 31, 2014	921,889	$9.32	4.2	$18,329,554
Granted	—	—
Exercised	(150,701)	7.02		2,014,921
Forfeited or canceled	(1,660)	12.01
Outstanding at December 31, 2015	769,528	$9.76	3.36	$8,178,882
Options vested and exercisable at December 31, 2015	747,478	$9.69	3.31	$7,997,359
The following table provides information about stock options granted and vested in the years ended December 31:

	2015	2014	2013
Options granted:
Exercise price per share of options granted	—	—	$17.94
Options vested/exercisable:
Grant date fair value of options vested	$2,950,446	$3,250,365	$3,059,084
Aggregate intrinsic value of options vested and exercisable at end of period	$7,997,359	$17,827,707	$12,640,576
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2015, 2014 and 2013, respectively. These amounts change based on the fair market value of the Company's stock, which was $20.39, $29.20 and $21.48 on the last business day of the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average grant-date fair market value for 2013 option grants was $6.29.

Restricted Stock Awards
In 2015, the Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2015:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	563,695	$17.73
Granted	677,091	30.80
Vested	(209,510)	17.49
Forfeitures	(80,490)	19.97
Non-vested at December 31, 2015	950,786	$26.90

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

In 2015, 2014 and 2013, the Company recorded $11,821,382, $3,520,439 and $2,673,769 in compensation expense with corresponding tax benefits of $4,610,339, $1,372,971 and $1,042,770 for restricted stock awards, respectively.

Performance Based Shares

In 2015, the Company granted 67,178 shares of performance stock at a grant date fair value of $32.52 to two of the sellers of Command, who entered into new employment agreements with the Company. In accordance with ASC 718-10-20 Compensation - Stock Compensation, the Company evaluated whether the shares would be earned at December 31, 2015. The Company does expect the financial targets, which need to be achieved in order for the shares to vest, to be met. As a result, the Company recognized $424,789 in stock compensation expense with corresponding tax benefits of $165,668 for the year ended December 31, 2015.

The Company granted 34,328 shares of performance stock to key executives during the year ended December 31, 2013. In accordance with ASC 718-10-20 Compensation - Stock Compensation, the Company evaluated whether the shares would be earned at December 31, 2015 and December 31, 2014. The Company does not expect the financial targets, which need to be achieved in order for the shares to vest, to be met. As a result, none of the performance based shares will be earned and there was no expense recognized for the years ended December 31, 2015 and December 31, 2014.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 69,213 and 43,437 shares of performance and market-based stock at a grant date fair value of $32.84 and $23.74 during the years ended December 31, 2015 and December 31, 2014, respectively.

The Company recorded $1,380,449 and $405,066 in compensation expense with corresponding tax benefits of $538,375 and $157,976 in 2015 and 2014, respectively.

15. Benefit Plans
The Company adopted a 401(k) savings plan effective September 1, 2005, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $1,182,094, $564,407 and $320,775, respectively.

16. Significant Customer Concentration
For the years ended December 31, 2015, 2014 and 2013, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

17. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2015
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter
Revenue	$283,491,574	$371,642,242	$449,993,415	$407,171,455
Net revenue	53,251,716	69,541,297	87,378,497	80,091,805
Net income (loss)	3,327,777	(681,628)	3,458,705	1,740,820
Net income (loss) per share:
Basic	$0.14	$(0.03)	$0.12	$0.06
Diluted	$0.14	$(0.03)	$0.11	$0.06
	Year Ended December 31, 2014
	First Quarter(3)	Second Quarter(4)	Third Quarter	Fourth Quarter
Revenue	$247,670,217	$305,119,867	$320,565,829	$300,026,847
Net revenue	42,210,126	53,337,470	58,430,050	54,239,784
Net income	2,429,959	4,244,217	5,457,604	4,655,778
Net income per share:
Basic	$0.11	$0.18	$0.24	$0.20
Diluted	$0.10	$0.18	$0.23	$0.20
____________________

(1)	The Company acquired Xpress in February 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning February 1, 2015.

(2)	The Company acquired Command in June 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning June 1, 2015.

(3)
The Company acquired OFS in January 2014 and Comcar in February 2014. The financial results of these acquisition are included in the consolidated financial statements beginning on their respective acquisition dates.

(4)	The Company acquired One Stop in May 2014 and the financial results of this acquisition are included in the consolidated financial statements beginning May 12, 2014.

18. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In August 2012, the Company discovered that the revenue and profitability of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage acquired by the Company in July 2012, were not as expected based on representations contained in the Asset Purchase Agreement. In January 2013, the Company filed a lawsuit against Shipper Direct and its founders in Illinois federal court alleging, among other things, breach of contract and fraud. In November 2014, the Company obtained a judgment against Shipper Direct and its founders for $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of December 31, 2015.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

19. Common Stock Offering

On May 5, 2015, the Company sold 5,000,000 shares of the Company's common stock in an underwritten registered public offering at a price of $29.00 per share. On May 12, 2015, the Company sold an additional 750,000 shares of common stock at a price of $29.00 per share pursuant to an over-allotment option exercised by the underwriters in the common stock offering. The net proceeds from the sale of common stock, after deducting underwriting discounts and commissions and offering expenses payable by the Company, was $157.8 million. The Company used all of the net proceeds from the sale of common stock (together with proceeds from the Notes offering and borrowings under the ABL Facility) to finance the Command acquisition.

20. Related Parties

As of the closing of the Command acquisition on June 1, 2015, the Company leases the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. The lease requires monthly rental payments of $54,638 for the duration of the lease, which ends on December 31, 2018. The Company is obligated to pay real estate taxes, insurance, and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's statements of operations from the acquisition date through December 31, 2015 was $382,466. All amounts due under the lease were paid as of December 31, 2015, and thus there was no liability due to the related party at December 31, 2015.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting

We acquired Command Transportation ("Command") on June 1, 2015. Management did not include Command in its annual evaluation of internal control over financial reporting as of December 31, 2015. We will incorporate Command into our annual evaluation of internal control over financial reporting for the year ending December 31, 2016. Command constituted 57% of Echo's total assets as of December 31, 2015, including the goodwill and intangible assets recorded as part of the purchase accounting, and 19% and 14% of Echo's revenue and net income, respectively, for the year then ended.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2015. As required under this Item 9A, the management's report titled "Management's Assessment of Internal Control Over Financial Reporting" is set forth in "Item 8 - Financial Statements and Supplementary Data" and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
With the exception of the Command acquisition, there have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2015	2014	2013
Allowance for doubtful accounts:
Balance at beginning of year	$1,226,297	$1,792,012	$2,745,419
Command, allowance at acquisition date	500,000	—	—
Provision, charged to expense	1,427,983	1,937,227	1,229,134
Write-offs, less recoveries	(1,526,965)	(2,502,942)	(2,182,541)
Balance at end of year	$1,627,315	$1,226,297	$1,792,012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2016.

ECHO GLOBAL LOGISTICS, INC.
By:	/s/ DOUGLAS R. WAGGONER
Douglas R. Waggoner Chairman and Chief Executive Officer
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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 26, 2016
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal accounting and financial officer)	February 26, 2016
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Director	February 26, 2016
Samuel K. Skinner

/s/ DAVID HABIGER	Director	February 26, 2016
David Habiger

/s/ BRADLEY A. KEYWELL	Director	February 26, 2016
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	February 26, 2016
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 26, 2016
Nelda J. Connors

/s/ PAUL LOEB	Director	February 26, 2016
Paul Loeb

EXHIBIT INDEX

Exhibit No.		Description
1.1	(4)
Common Stock Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein.

1.2	(4)
Notes Underwriting Agreement, dated April 29, 2015, between Echo Global Logistics, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as managers of the several underwriters named therein.

2.1	(5)
Unit Purchase Agreement, dated as of April 20, 2015, by and among Echo Global Logistics, Inc., Command Transportation, LLC, Paul Loeb, as sellers' representative, and Paul Loeb, in his individual capacity.

3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.3	(4)	First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(2)†	Amended and Restated Employment Agreement, dated as of October 7, 2013, by and between Echo Global Logistics, Inc. and Evan Schumacher.
10.8	(1)	Form of Indemnification Agreement.

10.9	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.10	(6)
Revolving Credit and Security Agreement, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 7, 2013.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2015.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2015.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2015.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.