Form 10-Q
period 2016-03-31
Echo Global Logistics, Inc.
filed 2016-04-29
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☒

        As of April 28, 2016, the Registrant had 30,137,231 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$405,277,532	$283,491,574
Costs and expenses:
Transportation costs	324,450,717	230,239,858
Selling, general, and administrative expenses	69,476,488	44,027,813
Depreciation and amortization	7,529,333	3,873,137
Income from operations	3,820,994	5,350,766
Interest expense	(3,503,395)	(37,968)
Other expense	—	(52,021)
Interest and other expense	(3,503,395)	(89,989)
Income before provision for income taxes	317,599	5,260,777
Income tax expense	(54,988)	(1,933,000)
Net income	$262,611	$3,327,777

Earnings per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,518,677	$56,522,194
Accounts receivable, net of allowance for doubtful accounts of $1,403,858 and $1,627,315 at March 31, 2016 and December 31, 2015, respectively	208,990,671	196,420,614
Income taxes receivable	1,528,262	1,038,327
Prepaid expenses	3,512,189	3,605,602
Other current assets	3,288,483	3,237,227
Total current assets	260,838,282	260,823,964
Noncurrent assets:
Property and equipment, net	28,085,153	27,304,474
Goodwill	307,314,171	308,490,588
Intangible assets, net of accumulated amortization of $30,784,159 and $26,785,810 at March 31, 2016 and December 31, 2015, respectively	143,533,820	147,532,169
Other noncurrent assets	2,986,788	2,358,587
Total noncurrent assets	481,919,932	485,685,818
Total assets	$742,758,214	$746,509,782

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$116,403,035	$103,985,783
Due to seller, current	843,842	2,338,462
Accrued expenses	28,020,457	30,283,062
Other current liabilities	—	784,829
Total current liabilities	145,267,334	137,392,136
Noncurrent liabilities:
Convertible notes, net	198,344,843	196,659,354
Due to seller, noncurrent	1,004,230	1,748,235
Other noncurrent liabilities	5,316,566	2,940,435
Deferred income taxes	12,166,979	12,520,048
Total noncurrent liabilities	216,832,618	213,868,072
Total liabilities	362,099,952	351,260,208
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 29,941,529 shares issued and 28,992,684 shares outstanding at March 31, 2016; 29,765,525 shares issued and 29,727,588 shares outstanding at December 31, 2015	2,997	2,979
Treasury stock, 948,845 and 37,937 shares at March 31, 2016 and December 31, 2015, respectively	(19,390,803)	(784,829)
Additional paid-in capital	322,754,287	319,002,254
Retained earnings	77,291,781	77,029,170
Total stockholders' equity	380,658,262	395,249,574
Total liabilities and stockholders' equity	$742,758,214	$746,509,782
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$262,611	$3,327,777
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(69,371)	1,992,197
Noncash stock compensation expense	5,316,837	1,891,067
Noncash interest expense	1,862,661	—
Change in contingent consideration due to seller	(152,382)	(95,934)
Depreciation and amortization	7,529,333	3,873,137
Change in assets, net of acquisitions:
Accounts receivable	(12,570,057)	(5,395,359)
Taxes receivable	(497,228)	(2,500,965)
Prepaid expenses and other assets	413,201	648,217
Change in liabilities, net of acquisitions:
Accounts payable	12,417,253	12,365,149
Accrued expenses and other liabilities	(162,880)	(6,676,417)
Net cash provided by operating activities	14,349,978	9,428,869
Investing activities
Purchases of property and equipment	(4,311,663)	(2,790,885)
Payments for acquisitions, net of cash acquired	—	(5,869,303)
Net cash used in investing activities	(4,311,663)	(8,660,188)
Financing activities
Tax benefit of stock options exercised	283,698	1,121,270
Payment of contingent consideration	(2,086,243)	(2,665,833)
Proceeds from exercise of stock options	34,188	773,168
Employee tax withholdings related to net share settlements of equity-based awards	(1,882,672)	(1,576,316)
Purchases of treasury stock	(19,390,803)	—
Proceeds from borrowing on line of credit	—	29,782,500
Repayments of amounts borrowed on line of credit	—	(29,782,500)
Proceeds from borrowing on ABL facility	6,000,000	—
Repayments of amounts borrowed on ABL facility	(6,000,000)	—
Payment to former owners of One Stop Logistics	—	(13,782,500)
Net cash used in financing activities	(23,041,832)	(16,130,211)
Decrease in cash and cash equivalents	(13,003,517)	(15,361,530)
Cash and cash equivalents, beginning of period	56,522,194	32,542,119
Cash and cash equivalents, end of period	$43,518,677	$17,180,589
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$37,968
Cash paid during the period for income taxes	436,900	1,324,828
Noncash financing activity
Due to seller	$—	$1,500,000
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2015	29,765,525	$2,979	$319,002,254	(37,937)	$(784,829)	$77,029,170	$395,249,574
Share compensation expense	—	—	5,316,837	—	—	—	5,316,837
Exercise of stock options	2,800	—	34,188	—	—	—	34,188
Common stock issued for vested restricted stock	214,886	22	(22)	—	—	—	—
Common stock issued for vested performance shares	37,547	4	(4)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(79,229)	(8)	(1,882,664)	—	—	—	(1,882,672)
Tax benefit from exercise of stock options	—	—	283,698	—	—	—	283,698
Purchases of treasury stock	—	—	—	(910,908)	(18,605,974)	—	(18,605,974)
Net income	—	—	—	—	—	262,611	262,611
Balance at March 31, 2016	29,941,529	$2,997	$322,754,287	(948,845)	$(19,390,803)	$77,291,781	$380,658,262

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

1. Summary of Significant Accounting Policies

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full year 2016. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments. The fair value of the contingent asset related to the Command Transportation, LLC ("Command") acquisition is determined based on the likelihood of the Company receiving contingent payments (see Footnote 3). The fair value of the liability component of the Notes (as defined in Footnote 11) was determined using the discounted cash flow analysis discussed in Footnote 11.

2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.  The guidance requires the recognition of the income tax effects of share-based payment awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This new accounting standard is effective as of January 1, 2017.  The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  This guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  This new accounting standard is effective as of January 1, 2019.  The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

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
Three Months Ended March 31, 2016 and 2015

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the guidance regarding the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. This new accounting standard is effective as of January 1, 2016, and the adoption did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

3. Acquisitions

Command Transportation, LLC

On June 1, 2015, the Company completed the acquisition of all of the outstanding membership units of Command, one of the largest privately held truckload brokers and non-asset based transportation providers in the United States. Command is headquartered in Skokie, Illinois, with satellite locations in Texas, Missouri and Kansas.

The Company financed the cash purchase price for the Command acquisition, in part, with the proceeds from the issuance of shares of its common stock and Notes. The Company financed the remainder of the cash purchase price for the Command acquisition with drawings under the ABL Facility. Additionally, a portion of the purchase price consisted of shares of Echo common stock issued to one of the sellers. The purchase price is reduced by a contingent consideration asset related to

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

the retention of former Command employees. The acquisition date fair value of the total consideration transferred was $407.7 million, subject to post-closing adjustments for working capital and cash. The fair value of the total consideration transferred was as follows:

Cash	$394,279,778
Echo common stock, fair value	14,746,000
Contingent consideration, fair value	(1,176,417)
Working capital adjustment, December 2015	(142,969)
Total consideration transferred	$407,706,392

The equity portion of the purchase price consisted of 503,829 unregistered shares of Echo common stock issued to Paul Loeb, the former owner of Command, on June 1, 2015. The closing price of Echo common stock on June 1, 2015 was $32.52 per share. As these shares were unregistered, the Company applied a 10% marketability discount to determine the fair value of the consideration transferred.
The following table summarizes the preliminary allocation of the total consideration transferred for the acquisition of Command:

Cash	$9,495,246
Accounts receivable, net	62,398,350
Property and equipment	3,667,615
Prepaid expenses	818,903
Goodwill	225,304,568
Intangible assets	125,400,000
Total assets acquired	$427,084,682
Accounts payable	$11,172,240
Accrued expenses	8,206,050
Total liabilities assumed	$19,378,290
Total consideration transferred	$407,706,392
Goodwill of $225,304,568, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The Company paid this premium because the acquisition of Command will, among other things, significantly enhance the Company's national scale and density in the highly fragmented truckload market. In addition, Echo paid this premium to acquire an experienced sales force with established customer and carrier relationships and Command executives with significant experience in the transportation industry.
The allocation of the purchase price to the assets and liabilities above is subject to change as the Company finalizes purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable, property and equipment, and intangible assets. During the first quarter of 2016, the Company adjusted the purchase price to recognize a $1.2 million contingent asset that may be due from the seller related to the retention of former Command employees. The fair value of the contingent asset at the acquisition date was determined based on the probability of the Company meeting certain employee retention criteria set forth in the purchase agreement. The Company recorded the current and noncurrent portions of the contingent asset to other current assets and other noncurrent assets, respectively, on the balance sheet. The Company will determine the fair value of the contingent asset each quarter based on the likelihood of meeting the employee retention criteria, and will record any change in fair value to selling, general and administrative expense in the statement of operations. The fair value of the contingent asset at March 31, 2016 is $1.2 million. The maximum amount the company can receive under this agreement is $1.5 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

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

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vests after 1 year and will be recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and will be recognized as compensation expense over the vesting period. The stock compensation expense related to these issuances for the three months ended March 31, 2016 is $3.1 million.

4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to seller in connection with various acquisitions. The fair value of the due to seller liabilities at March 31, 2016 is $1,848,072. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

The Company's financial assets relate to contingent payments that may be due from the seller of Command if certain employee retention criteria are met. The fair value of the due from seller contingent asset at March 31, 2016 is $1,176,417. The maximum amount the company can receive under this agreement is $1,500,000. The fair value of the due from seller contingent asset is determined based on the likelihood of the employee retention criteria being met.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration ranged between 5% and 6%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential, and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2016 and December 31, 2015:

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,848,072)	—	—	$(1,848,072)
Assets:
Contingent consideration due from seller	$1,176,417	—	—	$1,176,417

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(4,086,697)	—	—	$(4,086,697)

The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Due from Seller Asset	Due to Seller Liability
Balance at December 31, 2015	$—	$(4,086,697)
Change in fair value	—	152,382
Payment of contingent consideration	—	2,086,243
Command purchase price adjustment	1,176,417	—
Balance at March 31, 2016	$1,176,417	$(1,848,072)

For the three months ended March 31, 2016 and 2015, the Company recognized benefits of $152,382 and $95,934, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, as well as from the effect of the time value of money.

For the three months ended March 31, 2016 and 2015, the Company made contingent earn-out payments of $2,086,243 and $2,665,833, respectively.

5. Intangibles and Goodwill

The following is a roll-forward of goodwill from December 31, 2015 to March 31, 2016:

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

Balance as of December 31, 2015	$308,490,588
Command acquisition, purchase price adjustment	(1,176,417)
Balance as of March 31, 2016	$307,314,171

The following is a summary of amortizable intangible assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Noncompete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(30,784,159)	(26,785,810)
Intangible assets, net	$143,533,820	$147,532,169

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and noncompete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $3,998,349 and $1,132,092 for the three months ended March 31, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2016	$11,806,079
2017	14,243,799
2018	12,861,305
2019	11,470,909
2020	10,638,587
Thereafter	82,513,141
Total	$143,533,820

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Accrued compensation	$14,788,249	$17,937,504
Accrued rebates	2,557,846	2,535,606
Accrued employee benefits	2,966,096	2,809,239
Accrued professional service fees	1,196,009	1,837,749
Accrued interest	3,104,615	1,463,880
Deferred rent	581,227	400,809
Other	2,826,415	3,298,275
Total accrued expenses	$28,020,457	$30,283,062

The other noncurrent liabilities of $5,316,566 and $2,940,435 as of March 31, 2016 and December 31, 2015, respectively, consist of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Income before provision for income taxes	$317,599	$5,260,777
Income tax expense	$(54,988)	$(1,933,000)
Effective tax rate	17.3%	36.7%

The decrease in the Company's effective tax rate for the three months ended March 31, 2016 was primarily due to the impact of certain tax credits on the lower income before taxes in the quarter.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. The computation of basic and diluted earnings per common shares for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Numerator
Net income	$262,611	$3,327,777
Denominator:
Denominator for basic earnings per common share - weighted-average shares	29,072,061	23,306,989
Effect of dilutive securities:
Employee stock awards	746,259	628,903
Denominator for dilutive earnings per common share	29,818,320	23,935,892
Basic earnings per common share	$0.01	$0.14
Diluted earnings per common share	$0.01	$0.14

There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three months ended March 31, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

9. Stock-Based Compensation Plans

The Company recorded $5,316,837 in total stock-based compensation expense with a corresponding tax benefit of $1,948,089 for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company recorded $1,891,067 in total stock-based compensation expense with a corresponding tax benefit of $694,022.

During the three months ended March 31, 2016 and 2015, the Company did not grant any stock options.

The Company granted 222,408 and 214,832 shares of restricted stock to various employees during the three months ended March 31, 2016 and 2015, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 91,612 and 69,213 shares of performance and market-based stock during the three months ended March 31, 2016 and 2015, respectively.

10. Legal Matters

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In August 2012, the Company discovered that the revenue and profitability of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage acquired by the Company in July 2012, were not as expected based on representations contained in the Asset Purchase Agreement.  In January 2013, the Company filed a lawsuit against Shipper Direct and its founders in Illinois federal court alleging, among other things, breach of contract and fraud. In November 2014, the Company obtained a judgment against Shipper Direct and its founders for $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of March 31, 2016.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

11. Long-Term Debt

ABL Facility

On June 1, 2015, the Company and Command, as co-borrowers, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the “ABL Facility”). The initial aggregate principal amount under the ABL Facility may be increased from time to time by an additional $100 million to a maximum aggregate principal amount of $300 million; provided, however, that only four increases are permitted during the life of the loan and, for each increase, certain requirements are satisfied. The Company’s obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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

The Company will also be required to pay a commitment fee in respect to the unutilized commitments under the ABL Facility of between 0.25% and 0.375% based on the excess availability for the prior calendar quarter under the ABL Facility. At March 31, 2016, the Company's commitment fee was calculated at a rate of 0.375%.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

The terms of the ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels. As of March 31, 2016, neither of the events that would require the Company to maintain the fixed charge coverage ratio occurred, and the Company is in compliance with all covenants related to the ABL.

The Company drew $6.0 million on the ABL Facility during the first quarter of 2016, all of which was repaid as of March 31, 2016. No amounts were outstanding on the ABL Facility as of March 31, 2016.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At March 31, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at March 31, 2016, as determined by the working capital assets pledged as collateral, was $169.1 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at March 31, 2016 was $168.4 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. During the first quarter of 2016, the Company recorded $0.2 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at March 31, 2016, the unamortized issuance costs are presented as a deferred asset on the balance sheet.

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
Three Months Ended March 31, 2016 and 2015

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of March 31, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted earnings per common share for the three months ended March 31, 2016.

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

As of March 31, 2016, the carrying amount of the Notes on the balance sheet is $198.3 million, calculated as follows:

March 31, 2016
Convertible senior notes, principal amount	$230,000,000
Unamortized debt discount	(26,428,209)
Unamortized debt issuance costs	(5,226,948)
Convertible senior notes, net	$198,344,843

The Notes are carried on the balance sheet at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2016 was $232.6 million. The fair value of the Notes was estimated based on the trading price of the Notes at March 31, 2016. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company has recognized interest expense related to the Notes of $3.1 million for the three months ended March 31, 2016, consisting of $1.4 million of contractual coupon interest, $1.4 million of debt discount amortization and $0.3 million of debt issuance cost amortization.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015

The undiscounted interest and principal payments due in relation to the Notes from March 31, 2016 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2016	2017	2018	2019	2020
Senior convertible notes, including interest	$255,875,000	5,750,000	5,750,000	5,750,000	5,750,000	$232,875,000

12. Related Parties

As of the closing of the Command acquisition on June 1, 2015, the Company leases the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. The lease requires monthly rental payments of $54,638 for the duration of the lease, which ends on December 31, 2018. The Company is obligated to pay real estate taxes, insurance, and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the three months ended March 31, 2016 was $163,914. All amounts due under the lease were paid as of March 31, 2016, and thus there was no liability due to the related party at March 31, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$405,278	$283,492
Transportation costs	324,451	230,240
Net revenue (1)	80,827	53,252
Operating expenses:
Commissions	24,838	14,932
Selling, general and administrative expenses	44,791	29,192
Contingent consideration benefit	(152)	(96)
Depreciation and amortization	7,529	3,873
Total operating expenses	77,006	47,901
Income from operations	3,821	5,351
Interest expense	(3,503)	(38)
Other expense	—	(52)
Income before provision for income taxes	318	5,261
Income tax expense	(55)	(1,933)
Net income	$263	$3,328
Earnings per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14
Shares used in per share calculations (in thousands):
Basic	29,072	23,307
Diluted	29,818	23,936

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(in thousands)
Revenue	$405,278	$283,492
Transportation costs	324,451	230,240
Net revenue	$80,827	$53,252

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $405.3 million and $283.5 million for the three months ended March 31, 2016 and 2015, respectively, representing a period-over-period increase of 43.0%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the three months ended March 31, 2016 and 2015, Transactional clients accounted for 82% and 77% of our revenue, respectively, and Managed Transportation clients accounted for 18% and 23% of our revenue, respectively. We expect to continue to grow both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three month period ended March 31, 2016, TL accounted for 68% of our revenue, LTL accounted for 26% of our revenue, intermodal accounted for 4% of our revenue and other transportation modes accounted for 2% of our revenue. For the three month period ended March 31, 2015, TL accounted for 56% of our revenue, LTL accounted for 37% of our revenue, intermodal accounted for 6% of our revenue and other transportation modes accounted for 1% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2016 was $80.8 million, an increase of 51.8% from $53.3 million in the comparable period of 2015.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration obligations, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2016 and 2015, our commission expense was $24.8 million and $14.9 million, respectively. Commission expense was 30.7% and 28.0% of our net revenue in the current and prior year, respectively. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transactions costs and other general and administrative expenses. For the three months ended March 31, 2016 and 2015, our selling, general and administrative expenses were $44.8 million and $29.2 million, respectively. For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses as a percentage of net revenue were 55.4% and 54.8%, respectively. These increases are due primarily to integration costs related to the acquisition of Command Transportation, LLC ("Command"), as well as the Command selling, general and administrative expenses included in our consolidated statements of operations in 2016.

Our contingent consideration expense is the change in the fair value of our contingent consideration. The contingent consideration consists of the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration is evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2016 and 2015, we recorded benefits of $0.2 million and $0.1 million, respectively, due to fair value adjustments to our contingent consideration.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three months ended March 31, 2016 and 2015, depreciation expense was $3.5 million and $2.7 million, respectively. The increase is primarily due to the depreciation of property and equipment acquired during the prior twelve months, including property and equipment at Command.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the three months ended March 31, 2016 and 2015, amortization expense was $4.0 million and $1.1 million, respectively. The increase is due to the amortization of intangible assets associated with the acquisition of Command.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $3.5 million and $0.04 million for the three months ended March 31, 2016 and 2015, respectively.

Comparison of the three months ended March 31, 2016 and 2015

Revenue

Revenue for the three months ended March 31, 2016 was $405.3 million, an increase of 43.0% from $283.5 million in the comparable period of 2015. The increase in revenue was primarily attributable to revenue from Command, which we acquired in June 2015. Command contributed $117.2 million of revenue for the three months ended March 31, 2016.

Revenue from Transactional clients for the three months ended March 31, 2016 was $332.0 million, an increase of 52.7% from $217.4 million in the comparable period of 2015. Revenue from Transactional clients was 82% of our total revenue for the three months ended March 31, 2016, an increase from 77% of our total revenue in the comparable period of 2015. The increase in Transactional revenue was driven by transactional revenue from Command.

Revenue from Managed Transportation clients for the three months ended March 31, 2016 was $73.3 million, an increase of 10.9% from $66.1 million in the comparable period of 2015. This increase was driven by an increase in the number of Managed Transportation clients and an increase in revenue per Managed Transportation client. Revenue from Managed Transportation clients was 18% of our total revenue for the three months ended March 31, 2016, a decrease from 23% of total revenue in the comparable period of 2015. This decrease was driven by an increase in the number of Transactional shipments due to the acquisition of Command.

Transportation costs

Transportation costs for the three months ended March 31, 2016 were $324.5 million, an increase of 40.9% from $230.2 million in the comparable period of 2015. The growth in the total number of shipments, including the shipments attributable to Command, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.1% for the three months ended March 31, 2016 from 81.2% in the comparable period of 2015, due to an increase in TL margins and a decrease in fuel prices across all modes.

Net revenue

Net revenue for the three months ended March 31, 2016 was $80.8 million, an increase of 51.8% from $53.3 million in the comparable period of 2015. The growth in the total number of shipments, including the shipments attributable to Command, accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.9% for the three months ended March 31, 2016, from 18.8% in the comparable period of 2015, as a result of an increase in TL margins and a drop in fuel prices across all modes.

Operating expenses

Commission expense for the three months ended March 31, 2016 was $24.8 million, an increase of 66.3% from $14.9 million in the comparable period of 2015. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to Command. For the three months ended March 31, 2016 and 2015, commission expense was 30.7% and 28.0%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the three months ended March 31, 2016 were $44.8 million, an increase of 53.4% from $29.2 million in the comparable period of 2015. As a percentage of net revenue, selling, general and administrative expenses increased to 55.4% for the three months ended March 31, 2016, from 54.8% in the comparable period of 2015. These increases are due primarily to integration costs related to the Command acquisition, as well as the Command selling, general and administrative expenses included in our consolidated statements of operations in 2016.

The contingent consideration fair-value adjustment resulted in benefits of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of March 31, 2016.

Depreciation expense for the three months ended March 31, 2016 was $3.5 million, an increase of 28.8% from $2.7 million in the comparable period of 2015. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software, including the property and equipment at Command. Amortization expense for the three months ended March 31, 2016 was $4.0 million, an increase of 253.2% from $1.1 million in the comparable period of 2015. The increase in amortization expense was attributable to the amortization of intangible assets associated with the acquisition of Command.

Income from operations

Income from operations for the three months ended March 31, 2016 was $3.8 million, a decrease of 28.6% from $5.4 million in the comparable period of 2015. The decrease in income from operations was attributable to the increase in operating expenses in excess of the increase in net revenue, primarily due to integration costs related to the Command acquisition.

Interest expense

Interest expense was $3.5 million for the three months ended March 31, 2016, an increase from $0.04 million of interest expense in the comparable period of 2015. The substantial increase in interest expense was related to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015.

Income tax expense

We recognized income tax expense of $0.1 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 was 17.3%, compared to an effective tax rate of 36.7% in the comparable period of 2015. The decrease in the effective tax rate in the current quarter was due to the impact of certain tax credits on the lower income before taxes in the quarter.

Net Income

Net income for the three months ended March 31, 2016 was $0.3 million, compared to $3.3 million of net income in the comparable period of 2015, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2016, we had $43.5 million in cash and cash equivalents, $115.6 million in working capital and $168.4 million available under our ABL Facility.

Cash provided by operating activities

During the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $14.3 million and $9.4 million, respectively. We generated $14.7 million and $11.0 million in cash from net income (adjusted for noncash operating items) for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the cash generated from net income was offset by $0.4 million and $1.6 million, respectively, due to changes in working capital. These fluctuations in working capital were primarily driven by the timing of payments made each year.

Cash used in investing activities

During the three months ended March 31, 2016 and 2015, net cash used in investing activities was $4.3 million and $8.7 million, respectively. During the three months ended March 31, 2016, the primary investing activities were the purchase of property and equipment and the internal development of computer software. During the three months ended March 31, 2015, the primary investing activities were the acquisition of Xpress Solutions, Inc., the purchase of property and equipment and the internal development of computer software.

Cash used in financing activities

During the three months ended March 31, 2016 and 2015, net cash used in financing activities was $23.0 million and $16.1 million, respectively. During the three months ended March 31, 2016, the primary financing activities were the purchase of treasury stock and the payment of contingent consideration. During the three months ended March 31, 2015, the primary financing activities were the payment of contingent consideration.

ABL Facility

On June 1, 2015, we entered into a Revolving Credit and Security Agreement with PNC Bank (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million. Our obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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

At March 31, 2016, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At March 31, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at March 31, 2016, as determined by the working capital assets pledged as collateral, was $169.1 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at March 31, 2016 was $168.4 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute material uses of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, to integrate our technology and business with the technology and business of Command, and for working capital and other general corporate purposes. We also expect to use available cash to make contingent earn-out payments and to make the $2.9 million semi-annual Note coupon payments due May 1, 2016 and November 1, 2016. We also currently expect to use approximately $22 million for capital expenditures for the remainder of 2016. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

Historically, our average accounts receivable life-cycle has been longer than our average accounts payable lifecycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

On February 17, 2016, we signed a lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of March 31, 2016, we continue to also lease over 30 branch sales offices. Our future minimum annual rent payments for these operating leases are as follows:

Operating Leases
2016	$4,902,099
2017	6,896,824
2018	7,599,071
2019	6,846,569
2020	6,538,344
Thereafter	36,733,730
$69,516,637

Other than this Chicago headquarters lease and the payment of $2,086,243 of contingent consideration due to seller discussed in Footnote 4, there have been no material changes in the outstanding contractual obligations disclosed in our Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

The discussion of recent accounting pronouncements in Footnote 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2016 and 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In August 2012, the Company discovered that the revenue and profitability of Shipper Direct Logistics, Inc. ("Shipper Direct"), a truckload transportation brokerage acquired by the Company in July 2012, were not as expected based on representations contained in the Asset Purchase Agreement.  In January 2013, the Company filed a lawsuit against Shipper Direct and its founders in Illinois federal court alleging, among other things, breach of contract and fraud. In November 2014, the Company obtained a judgment against Shipper Direct and its founders for $3,013,831 in compensatory damages and $2,044,420 in punitive damages. The Company has not received the awarded damages and has not recorded a gain related to this ruling as of March 31, 2016.

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2016, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2016.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/16-1/31/16	865,971	$20.25	837,707	$32,220,133
2/1/16-2/29/16	89,524	$22.45	73,201	$30,609,197
3/1/16-3/31/16	34,642	$26.66	—	$30,609,197
Total	990,137	$20.67	910,908

(1) On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 29, 2016		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 29, 2016		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q