Form 10-Q
period 2016-06-30
Echo Global Logistics, Inc.
filed 2016-07-28
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

        As of July 27, 2016, the Registrant had 29,306,145 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$443,829,924	$371,642,242	$849,107,456	$655,133,816
Costs and expenses:
Transportation costs	358,652,347	302,100,945	683,103,064	532,340,803
Selling, general and administrative expenses	70,532,891	61,450,284	140,009,379	105,478,097
Depreciation and amortization	7,598,376	5,251,020	15,127,709	9,124,157
Income from operations	7,046,310	2,839,993	10,867,304	8,190,759
Interest income	—	23,909	—	23,909
Interest expense	(3,524,166)	(4,350,256)	(7,027,561)	(4,388,224)
Other expense	—	(74,274)	—	(126,295)
Interest and other expense	(3,524,166)	(4,400,621)	(7,027,561)	(4,490,610)
Income (Loss) before provision for income taxes	3,522,144	(1,560,628)	3,839,743	3,700,149
Income tax (expense) benefit	(1,591,375)	879,000	(1,646,363)	(1,054,000)
Net income (loss)	$1,930,769	$(681,628)	$2,193,380	$2,646,149

Earnings (Loss) per common share:
Basic	$0.07	$(0.03)	$0.08	$0.10
Diluted	$0.07	$(0.03)	$0.07	$0.10
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,114,570	$56,522,194
Accounts receivable, net of allowance for doubtful accounts of $1,536,287 and $1,627,315 at June 30, 2016 and December 31, 2015, respectively	228,663,211	196,420,614
Income taxes receivable	2,852,406	1,038,327
Prepaid expenses	4,155,683	3,605,602
Other current assets	2,132,707	3,237,227
Total current assets	277,918,577	260,823,964
Noncurrent assets:
Property and equipment, net	32,978,314	27,304,474
Goodwill	307,314,171	308,490,588
Intangible assets, net of accumulated amortization of $34,759,406 and $26,785,810 at June 30, 2016 and December 31, 2015, respectively	139,558,573	147,532,169
Other noncurrent assets	2,242,596	2,358,587
Total noncurrent assets	482,093,654	485,685,818
Total assets	$760,012,231	$746,509,782

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$133,142,622	$103,985,783
Due to seller, current	1,002,449	2,338,462
Accrued expenses	30,607,684	30,283,062
Other current liabilities	1,729,327	784,829
Total current liabilities	166,482,082	137,392,136
Noncurrent liabilities:
Convertible notes, net	200,057,163	196,659,354
Due to seller, noncurrent	845,051	1,748,235
Other noncurrent liabilities	8,294,032	2,940,435
Deferred income taxes	15,834,584	12,520,048
Total noncurrent liabilities	225,030,830	213,868,072
Total liabilities	391,512,912	351,260,208
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 30,218,653 shares issued and 28,651,997 shares outstanding at June 30, 2016; 29,765,525 shares issued and 29,727,588 shares outstanding at December 31, 2015	3,024	2,979
Treasury stock, 1,566,656 and 37,937 shares at June 30, 2016 and December 31, 2015, respectively	(33,099,537)	(784,829)
Additional paid-in capital	322,373,282	319,002,254
Retained earnings	79,222,550	77,029,170
Total stockholders' equity	368,499,319	395,249,574
Total liabilities and stockholders' equity	$760,012,231	$746,509,782
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$2,193,380	$2,646,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,150,016	(929,157)
Noncash stock compensation expense	9,109,921	4,504,835
Noncash interest expense	3,752,278	1,264,153
Change in contingent consideration due to seller	(152,954)	164,755
Change in contingent consideration due from seller	32,006	—
Depreciation and amortization	15,127,709	9,124,157
Change in assets, net of acquisitions:
Accounts receivable	(32,242,597)	(16,168,721)
Income taxes receivable	(2,366,337)	(170,379)
Prepaid expenses and other assets	710,372	(530,094)
Change in liabilities, net of acquisitions:
Accounts payable	29,156,839	35,763,013
Accrued expenses and other liabilities	5,934,492	(1,001,712)
Net cash provided by operating activities	33,405,125	34,666,999
Investing activities
Purchases of property and equipment	(12,827,953)	(6,578,938)
Payments for acquisitions, net of cash acquired	—	(390,538,011)
Net cash used in investing activities	(12,827,953)	(397,116,949)
Financing activities
Tax benefit of stock options exercised	295,985	1,387,591
Receipt of contingent consideration due from seller	750,000	—
Payment of contingent consideration due to seller	(2,086,243)	(2,945,833)
Proceeds from exercise of stock options	53,158	866,323
Employee tax withholdings related to net share settlements of equity-based awards	(4,627,486)	(1,624,229)
Purchases of treasury stock	(31,370,210)	—
Proceeds from borrowing on line of credit	—	34,782,500
Repayments of amounts borrowed on line of credit	—	(34,782,500)
Proceeds from borrowing on ABL facility	11,000,000	35,000,000
Repayments of amounts borrowed on ABL facility	(11,000,000)	(5,000,000)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	158,412,500
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	—	223,100,000
Payment of common stock and debt issuance costs	—	(4,133,851)
Payment to former owners of One Stop Logistics	—	(17,507,500)
Net cash (used in) provided by financing activities	(36,984,796)	387,555,001
(Decrease) Increase in cash and cash equivalents	(16,407,624)	25,105,051
Cash and cash equivalents, beginning of period	56,522,194	32,542,119
Cash and cash equivalents, end of period	$40,114,570	$57,647,170

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,586,933	$2,165,738
Cash paid for income taxes	1,665,710	1,867,055
Noncash investing activity
Issuance of common stock in connection with Command acquisition	$—	$14,746,000
Noncash financing activity
Fair value of due to seller obligation at acquisition date	$—	$1,500,000
Liability for purchases of treasury stock not yet settled	1,729,327	—

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2015	29,765,525	$2,979	$319,002,254	(37,937)	$(784,829)	$77,029,170	$395,249,574
Share compensation expense	—	—	9,109,921	—	—	—	9,109,921
Exercise of stock options	4,550	—	53,158	—	—	—	53,158
Common stock issued for vested restricted stock	611,562	61	(61)	—	—	—	—
Common stock issued for vested performance shares	37,547	4	(4)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(200,531)	(20)	(4,627,466)	—	—	—	(4,627,486)
Tax deficiency from exercise of stock options	—	—	(1,164,520)	—	—	—	(1,164,520)
Purchases of treasury stock	—	—	—	(1,528,719)	(32,314,708)	—	(32,314,708)
Net income	—	—	—	—	—	2,193,380	2,193,380
Balance at June 30, 2016	30,218,653	$3,024	$322,373,282	(1,566,656)	$(33,099,537)	$79,222,550	$368,499,319

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year 2016. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments. The fair value of the contingent asset related to the Command Transportation, LLC ("Command") acquisition is determined based on the likelihood of the Company receiving contingent payments (see Footnote 3). The fair value of the liability component of the Notes (as defined in Footnote 11) was determined using the discounted cash flow analysis discussed in Footnote 11.

2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.  The guidance requires the recognition of the income tax effects of share-based payment awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This new accounting standard will be effective beginning January 1, 2017.  The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  This guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  This new accounting standard will be effective beginning January 1, 2019.  The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The accounting standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company financed the cash purchase price for the Command acquisition, in part, with the proceeds from the issuance of shares of its common stock and Notes. The Company financed the remainder of the cash purchase price for the Command acquisition with drawings under the ABL Facility (as defined in Footnote 11). Additionally, a portion of the purchase price consisted of shares of Echo common stock issued to one of the sellers. The purchase price is reduced by a contingent consideration asset related to the retention of former Command employees. The acquisition date fair value of the total consideration transferred was $407.7 million:

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

The following table summarizes the allocation of the total consideration transferred for the acquisition of Command:

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
During the first quarter of 2016, the Company adjusted the purchase price to recognize a $1.2 million contingent asset that may be due from the seller related to the retention of former Command employees. The fair value of the contingent asset at the acquisition date was determined based on the probability of the Company meeting certain employee retention criteria set forth in the purchase agreement. The Company recorded the current and noncurrent portions of the contingent asset to other current assets and other noncurrent assets, respectively, on the balance sheet. The Company will determine the fair value of the contingent asset each quarter based on the likelihood of meeting the employee retention criteria, and will record any change in fair value to selling, general and administrative expense in the consolidated statement of operations. The maximum amount the Company could have received under this agreement was $1.5 million. During the second quarter of 2016, the Company received $750,000 from the seller of Command after the Company met certain employee retention criteria set forth in the purchase agreement. The Company also recorded expense of $32,006 to selling, general and administrative expense in the consolidated statement of operations to reflect the contingent asset's updated fair value of $0.4 million as of June 30, 2016.

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

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vested on June 1, 2016 and was recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and will be recognized as compensation expense over the vesting period. As of June 30, 2016, 33,588 and 33,589 shares of restricted common stock and performance stock, respectively, were outstanding. The stock compensation expense related to these issuances for the three and six months ended June 30, 2016 was $2.1 million and $5.2 million, respectively. From the acquisition date through June 30, 2015, the stock compensation related to these issuances was $1.0 million.

4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to seller in connection with various acquisitions. The fair value of the due to seller liabilities at June 30, 2016 was $1.8 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

The Company's financial assets relate to contingent payments that may be due from the seller of Command if certain employee retention criteria are met. The fair value of the due from seller contingent asset at June 30, 2016 was $0.4 million. The fair value of the due from seller contingent asset is determined based on the likelihood of the employee retention criteria being met.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged between 5% and 6%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

Quantitative factors are also considered in these forecasts, including acquisition synergies, growth and sales potential, and potential operational efficiencies gained. Changes to the significant inputs used in determining the fair value of the contingent consideration due to seller could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2016 and December 31, 2015:

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,847,500)	—	—	$(1,847,500)
Assets:
Contingent consideration due from seller	$394,411	—	—	$394,411

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(4,086,697)	—	—	$(4,086,697)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at December 31, 2015	$(4,086,697)
Change in contingent consideration due to seller	152,954
Payment of contingent consideration due to seller	2,086,243
Balance at June 30, 2016	$(1,847,500)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at December 31, 2015	$—
Command purchase price adjustment	1,176,417
Receipt of contingent consideration due from seller	(750,000)
Change in contingent consideration due from seller	(32,006)
Balance at June 30, 2016	$394,411

For the six months ended June 30, 2016 and 2015, the Company recognized a benefit of $120,948 and an expense of $164,755, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the likelihood of the employee retention criteria being met.

During the six months ended June 30, 2016 and 2015, the Company made contingent earn-out payments of $2,086,243 and $2,945,833, respectively, to the sellers of businesses acquired by the Company. During the six months ended June 30, 2016, the Company received $750,000 of contingent payments from the seller of Command. The Company did not receive any contingent payments from the seller of Command in 2015.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

5. Intangibles and Goodwill

The following is a roll-forward of goodwill from December 31, 2015 to June 30, 2016:

Balance as of December 31, 2015	$308,490,588
Command acquisition, purchase price adjustment	(1,176,417)
Balance as of June 30, 2016	$307,314,171

The following is a summary of amortizable intangible assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Noncompete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(34,759,406)	(26,785,810)
Intangible assets, net	$139,558,573	$147,532,169

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and noncompete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $7,973,596 and $3,432,317 for the six months ended June 30, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2016	$7,830,833
2017	14,243,799
2018	12,861,305
2019	11,470,909
2020	10,638,587
Thereafter	82,513,140
Total	$139,558,573

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Accrued compensation	$17,047,829	$17,937,504
Accrued rebates	2,585,455	2,535,606
Accrued employee benefits	2,822,762	2,809,239
Accrued professional service fees	1,227,715	1,837,749
Accrued interest	1,152,230	1,463,880
Deferred rent	1,202,567	400,809
Other	4,569,126	3,298,275
Total accrued expenses	$30,607,684	$30,283,062

The other noncurrent liabilities of $8,294,032 and $2,940,435 as of June 30, 2016 and December 31, 2015, respectively, consist of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (Loss) before provision for income taxes	$3,522,144	$(1,560,628)	$3,839,743	$3,700,149
Income tax (expense) benefit	$(1,591,375)	$879,000	$(1,646,363)	$(1,054,000)
Effective tax rate	45.2%	56.3%	42.9%	28.5%

The difference in the Company's effective tax rate for the six months ended June 30, 2016 from the Company's statutory federal tax rate of 35% was primarily due to the completion of several federal and state tax audits. The decrease in the Company's effective tax rate for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to the effect of the second quarter 2015 pre-tax loss.

8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$1,930,769	$(681,628)	$2,193,380	$2,646,149
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	28,922,741	27,110,580	28,997,401	25,208,784
Effect of dilutive securities:
Employee stock awards	660,876	—	703,567	615,382
Denominator for dilutive earnings (loss) per common share	29,583,617	27,110,580	29,700,968	25,824,166
Basic earnings (loss) per common share	$0.07	$(0.03)	$0.08	$0.10
Diluted earnings (loss) per common share	$0.07	$(0.03)	$0.07	$0.10

There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and six months ended June 30, 2015. For the three months ended June 30, 2015, 601,860 incremental shares related to stock-based awards were not included in the computation of diluted earnings (loss) per common share because of the net loss during the period.

As of June 30, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three and six months ended June 30, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

9. Stock-Based Compensation Plans

The Company recorded $3,793,083 and $9,109,921 in total stock-based compensation expense with corresponding income tax benefits of $1,436,820 and $3,450,838 for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, the Company recorded $2,613,768 and $4,504,835 in total stock-based compensation expense with corresponding income tax benefits of $979,640 and $1,673,662, respectively.

During the six months ended June 30, 2016 and 2015, the Company did not grant any stock options.

The Company granted 236,375 and 674,947 shares of restricted stock to various employees during the six months ended June 30, 2016 and 2015, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 91,612 and 69,213 shares of performance and market-based stock during the six months ended June 30, 2016 and 2015, respectively.

10. Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and intends to defend the Company's position through additional courses of action still available to the Company. The Company has not recorded any potential loss related to this matter as of June 30, 2016.

There have been no updates to previously disclosed legal matters during the six months ended June 30, 2016. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

11. Long-Term Debt

ABL Facility

On June 1, 2015, the Company and Command, as co-borrowers, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the “ABL Facility”). The Company's obligations under the ABL facility are secured, on a first lien priority basis, by certain working capital assets.The initial aggregate principal amount under the ABL Facility may be increased from time to time by an additional $100 million to a maximum aggregate principal amount of $300 million.

Interest is payable at a rate per annum equal to, at the option of the Company, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate, plus 0.50%, (2) the base commercial lending rate of PNC Bank, National Association and (3) a daily LIBOR rate, plus 1.00%; or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin is 0.25% to 0.75% for borrowings at the base rate and 1.25% to 1.75% for borrowings at the LIBOR rate, in each case, based on the excess availability under the ABL Facility.

The Company is also required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility of between 0.25% and 0.375% based on the excess availability for the prior calendar quarter under the ABL Facility. At June 30, 2016, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.4 million for the six months ended June 30, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2016 and 2015

The Company drew $5.0 million on the ABL Facility during the second quarter of 2016, all of which was repaid as of June 30, 2016. No amounts were outstanding on the ABL Facility as of June 30, 2016.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At June 30, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at June 30, 2016, as determined by the working capital assets pledged as collateral, was $182.5 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at June 30, 2016 was $181.8 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the six months ended June 30, 2016, the Company recorded $0.4 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at June 30, 2016, the unamortized issuance costs are presented as a deferred asset on the balance sheet.

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 (the “Notes”).

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of June 30, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted earnings per common share for the six months ended June 30, 2016.

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
Six Months Ended June 30, 2016 and 2015

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

As of June 30, 2016, the carrying amount of the Notes on the balance sheet was $200.1 million, calculated as follows:

June 30, 2016
Convertible senior notes, principal amount	$230,000,000
Unamortized debt discount	(24,998,630)
Unamortized debt issuance costs	(4,944,207)
Convertible senior notes, net	$200,057,163

The Notes are carried on the balance sheet at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2016 was $218.8 million. The fair value of the Notes was estimated based on the trading price of the Notes at June 30, 2016. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the Notes of $6.3 million for the six months ended June 30, 2016, consisting of $2.9 million of contractual coupon interest, $2.8 million of debt discount amortization and $0.6 million of debt issuance cost amortization.

The Company recognized interest expense related to the Notes of $2.1 million from the issuance date through June 30, 2015, consisting of $1.0 million of contractual coupon interest, $0.9 million of debt discount amortization and $0.2 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from June 30, 2016 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2016	2017	2018	2019	2020
Senior convertible notes, including interest	$253,000,000	2,875,000	5,750,000	5,750,000	5,750,000	$232,875,000

12. Related Parties

As of the closing of the Command acquisition on June 1, 2015, the Company leases the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. The lease requires monthly rental payments of $54,638 for the duration of the lease, which ends on December 31, 2018. The Company is obligated to pay real estate taxes, insurance and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the six months ended June 30, 2016 was $327,828. All amounts due under the lease were paid as of June 30, 2016, and thus there was no liability due to the related party at June 30, 2016.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$443,830	$371,642	$849,107	$655,134
Transportation costs	358,652	302,101	683,103	532,341
Net revenue (1)	85,178	69,541	166,004	122,793
Operating expenses:
Commissions	25,232	20,428	50,070	35,359
Selling, general and administrative expenses	45,271	40,761	90,060	69,954
Contingent consideration expense (benefit)	31	261	(121)	165
Depreciation and amortization	7,598	5,251	15,128	9,124
Total operating expenses	78,132	66,701	155,137	114,602
Income from operations	7,046	2,840	10,867	8,191
Interest expense	(3,524)	(4,350)	(7,027)	(4,388)
Interest income and other expense	—	(51)	—	(103)
Income (Loss) before provision for income taxes	3,522	(1,561)	3,840	3,700
Income tax (expense) benefit	(1,591)	879	(1,647)	(1,054)
Net income (loss)	$1,931	$(682)	$2,193	$2,646
Earnings (Loss) per common share:
Basic	$0.07	$(0.03)	$0.08	$0.10
Diluted	$0.07	$(0.03)	$0.07	$0.10
Shares used in per share calculations (in thousands):
Basic	28,923	27,111	28,997	25,209
Diluted	29,584	27,111	29,701	25,824

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(in thousands)
Revenue	$443,830	$371,642	$849,107	$655,134
Transportation costs	358,652	302,101	683,103	532,341
Net revenue	$85,178	$69,541	$166,004	$122,793

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $849.1 million and $655.1 million for the six months ended June 30, 2016 and 2015, respectively, representing a period-over-period increase of 29.6%.

Our revenue is generated from two different types of clients: Managed Transportation and Transactional. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the six months ended June 30, 2016 and 2015, Transactional clients accounted for 81.7% and 78.3% of our revenue, respectively, and Managed Transportation clients accounted for 18.3% and 21.7% of our revenue, respectively. We expect to continue to grow both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2016, TL accounted for 67.6% of our revenue, LTL accounted for 26.3% of our revenue, intermodal accounted for 4.4% of our revenue and other transportation modes accounted for 1.7% of our revenue. For the six months ended ended June 30, 2015, TL accounted for 58.8% of our revenue, LTL accounted for 34.0% of our revenue, intermodal accounted for 5.3% of our revenue and other transportation modes accounted for 1.9% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of transportation and logistics services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed-fee arrangements that represent an insignificant portion of our revenue. Net revenue equals revenue minus transportation costs. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2016 was $166.0 million, an increase of 35.2% from $122.8 million in the comparable period of 2015.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2016 and 2015, our commission expense was $50.1 million and $35.4 million, respectively. Commission expense was 30.2% and 28.8% of our net revenue in the current and prior year, respectively. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transactions costs, and other general and administrative expenses. For the six months ended June 30, 2016 and 2015, our selling, general and administrative expenses were $90.1 million and $70.0 million, respectively. For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses as a percentage of net revenue were 54.3% and 57.0%, respectively. The decrease in this percentage was primarily due to the Command acquisition-related transaction costs included in our consolidated statements of operations in the second quarter of 2015 and also better leverage of costs required to support the business.

Our contingent consideration expense is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we recorded a benefit of $0.1 million and a charge of $0.2 million, respectively, due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six months ended June 30, 2016 and 2015, depreciation expense was $7.1 million and $5.7 million, respectively. The increase is primarily due to the depreciation of property and equipment acquired during the prior twelve months, including property and equipment at Command.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2016 and 2015, amortization expense was $8.0 million and $3.4 million, respectively. The increase is due to the amortization of intangible assets associated with the acquisition of Command.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $7.0 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively.

Comparison of the three months ended June 30, 2016 and 2015

Revenue

Revenue for the three months ended June 30, 2016 was $443.8 million, an increase of 19.4% from $371.6 million in the comparable period of 2015. The increase in revenue was attributable to revenue from Command, which we acquired in June 2015, and moderate volume increases partially offset by both lower rates and fuel prices. Command contributed $123.6 million of revenue for the three months ended June 30, 2016. In the prior year, Command contributed $46.3 million of revenue from the acquisition date through June 30, 2015.

Revenue from Transactional clients for the three months ended June 30, 2016 was $362.0 million, an increase of 22.6% from $295.3 million in the comparable period of 2015. Revenue from Transactional clients was 81.6% of our total revenue for the three months ended June 30, 2016, an increase from 79.5% of our total revenue in the comparable period of 2015. The increase in Transactional revenue was driven by transactional revenue from Command.

Revenue from Managed Transportation clients for the three months ended June 30, 2016 was $81.8 million, an increase of 7.2% from $76.3 million in the comparable period of 2015. This increase was driven by an increase in the number of Managed Transportation clients and an increase in revenue per Managed Transportation client. Revenue from Managed Transportation clients was 18.4% of our total revenue for the three months ended June 30, 2016, a decrease from 20.5% of total revenue in the comparable period of 2015. This decrease was driven by an increase in the number of Transactional shipments due to the acquisition of Command.

Transportation costs

Transportation costs for the three months ended June 30, 2016 were $358.6 million, an increase of 18.7% from $302.1 million in the comparable period of 2015. The growth in the total number of shipments, including the shipments attributable to Command, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.8% for the three months ended June 30, 2016 from 81.3% in the comparable period of 2015, due to an increase in TL margins and a decrease in fuel prices across all modes.

Net revenue

Net revenue for the three months ended June 30, 2016 was $85.2 million, an increase of 22.5% from $69.5 million in the comparable period of 2015. The growth in the total number of shipments, including the shipments attributable to Command, accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.2% for the three months ended June 30, 2016, from 18.7% in the comparable period of 2015, as a result of an increase in TL margins and a decrease in fuel prices across all modes.

Operating expenses

Commission expense for the three months ended June 30, 2016 was $25.2 million, an increase of 23.5% from $20.4 million in the comparable period of 2015. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to Command. For the three months ended June 30, 2016 and 2015, commission expense was 29.6% and 29.4%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the three months ended June 30, 2016 were $45.3 million, an increase of 11.1% from $40.8 million in the comparable period of 2015. The increase is primarily due to integration costs related to the Command acquisition incurred in 2016, as well as the Command selling, general and administrative expenses included in our consolidated statements of operations since the acquisition date. As a percentage of net revenue, selling, general and administrative expenses decreased to 53.1% for the three months ended June 30, 2016, from 58.6% in the comparable period of 2015. The decrease is primarily due to the Command acquisition-related transaction costs that were included in our consolidated statements of operations in 2015 and also better leverage of costs required to support the business.

The contingent consideration fair-value adjustment resulted in expenses of $0.03 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. The fair value of the contingent consideration assets and liabilities reflect updated probabilities as of June 30, 2016.

Depreciation expense for the three months ended June 30, 2016 was $3.6 million, an increase of 22.8% from $3.0 million in the comparable period of 2015. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software, including the property and equipment at Command.

Amortization expense for the three months ended June 30, 2016 was $4.0 million, an increase of 72.8% from $2.3 million in the comparable period of 2015. The increase in amortization expense was attributable to the amortization of intangible assets associated with the acquisition of Command.

Income from operations

Income from operations for the three months ended June 30, 2016 was $7.0 million, an increase of 148.1% from $2.8 million in the comparable period of 2015. The increase in income from operations is primarily due to the Command acquisition-related transaction costs recognized in our consolidated statements of operations in 2015.

Interest expense

Interest expense was $3.5 million for the three months ended June 30, 2016, a decrease from $4.4 million of interest expense in the comparable period of 2015. The interest expense in both years primarily relates to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015. The interest expense in the prior year also includes $2.0 million of one-time interest expense related to the expiration of our term loan facility.

Income tax expense/benefit

We recognized income tax expense of $1.6 million and income tax benefit of $0.9 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 was 45.2%, compared to an effective tax rate of 56.3% in the comparable period of 2015. The decrease in the effective tax rate in the current quarter was primarily due to the effect of the second quarter 2015 pre-tax loss.

Net Income/Loss

Net income for the three months ended June 30, 2016 was $1.9 million, compared to $0.7 million of net loss in the comparable period of 2015, due to the items previously discussed.

Comparison of the six months ended June 30, 2016 and 2015

Revenue

Revenue for the six months ended June 30, 2016 was $849.1 million, an increase of 29.6% from $655.1 million in the comparable period of 2015. The increase in revenue was attributable to revenue from Command, which we acquired in June 2015, and moderate volume increases partially offset by both lower rates and fuel prices. Command contributed $240.8 million of revenue for the six months ended June 30, 2016. In the prior year, Command contributed $46.3 million of revenue from the acquisition date through June 30, 2015.

Revenue from Transactional clients for the six months ended June 30, 2016 was $694.0 million, an increase of 35.3% from $512.7 million in the comparable period of 2015. Revenue from Transactional clients was 81.7% of our total revenue for the six months ended June 30, 2016, an increase from 78.3% of our total revenue in the comparable period of 2015. The increase in Transactional revenue was driven by transactional revenue from Command.

Revenue from Managed Transportation clients for the six months ended June 30, 2016 was $155.1 million, an increase of 8.9% from $142.4 million in the comparable period of 2015. This increase was driven by an increase in the number of Managed Transportation clients and an increase in revenue per Managed Transportation client. Revenue from Managed Transportation clients was 18.3% of our total revenue for the six months ended June 30, 2016, a decrease from 21.7% of total revenue in the comparable period of 2015. This decrease was driven by an increase in the number of Transactional shipments due to the acquisition of Command.

Transportation costs

Transportation costs for the six months ended June 30, 2016 were $683.1 million, an increase of 28.3% from $532.3 million in the comparable period of 2015. The growth in the total number of shipments attributable to Command drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 80.4% for the six months ended June 30, 2016 from 81.3% in the comparable period of 2015, due to an increase in TL margins and a decrease in fuel prices across all modes.

Net revenue

Net revenue for the six months ended June 30, 2016 was $166.0 million, an increase of 35.2% from $122.8 million in the comparable period of 2015. The growth in the total number of shipments attributable to Command accounted for most of the increase in our net revenue during this period. Net revenue margins increased to 19.6% for the six months ended June 30, 2016, from 18.7% in the comparable period of 2015, as a result of an increase in TL margins and a decrease in fuel prices across all modes.

Operating expenses

Commission expense for the six months ended June 30, 2016 was $50.1 million, an increase of 41.6% from $35.4 million in the comparable period of 2015. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to Command. For the six months ended June 30, 2016 and 2015, commission expense was 30.2% and 28.8%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the six months ended June 30, 2016 were $90.1 million, an increase of 28.7% from $70.0 million in the comparable period of 2015. The increase is primarily due to the Command selling, general and administrative expenses included in our consolidated statements of operations in 2016. As a percentage of net revenue, selling, general and administrative expenses decreased to 54.3% for the six months ended June 30, 2016, from 57.0% in the comparable period of 2015. The decrease is primarily due to the Command acquisition-related transaction costs included in our consolidated statements of operations in 2015 and also better leverage of costs required to support the business.

The contingent consideration fair-value adjustment resulted in a benefit of $0.1 million and an expense of $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The fair values of the contingent consideration assets and liabilities reflect updated probabilities as of June 30, 2016.

Depreciation expense for the six months ended June 30, 2016 was $7.1 million, an increase of 25.7% from $5.7 million in the comparable period of 2015. The increase in depreciation expense was primarily attributable to depreciation on purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software, including the property and equipment at Command.

Amortization expense for the six months ended June 30, 2016 was $8.0 million, an increase of 132.3% from $3.4 million in the comparable period of 2015. The increase in amortization expense was attributable to the amortization of intangible assets associated with the acquisition of Command.

Income from operations

Income from operations for the six months ended June 30, 2016 was $10.9 million, an increase of 32.7% from $8.2 million in the comparable period of 2015. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses, primarily due to the Command acquisition-related transaction costs that were included in operating expenses in 2015.

Interest expense

Interest expense was $7.0 million for the six months ended June 30, 2016, an increase from $4.4 million of interest expense in the comparable period of 2015. The increase in interest expense was related to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015, partially offset by the $2.0 million in one-time interest expense recognized in 2015 related to the expiration of our term loan facility.

Income tax expense

We recognized income tax expense of $1.6 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2016 was 42.9%, compared to an effective tax rate of 28.5% in the comparable period of 2015. The increase in the effective tax rate was primarily due to the completion of several federal and state tax audits.

Net Income

Net income for the six months ended June 30, 2016 was $2.2 million, compared to $2.6 million of net income in the comparable period of 2015, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2016, we had $40.1 million in cash and cash equivalents, $111.4 million in working capital and $181.8 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $33.4 million and $34.7 million, respectively. We generated $32.2 million and $16.8 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2016 and 2015, respectively. In the current year, we generated $1.2 million of cash due to changes in working capital, compared to $17.9 million in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the six months ended June 30, 2016 and 2015, net cash used in investing activities was $12.8 million and $397.1 million, respectively. During the six months ended June 30, 2016, the primary investing activities were the purchase of property and equipment and the internal development of computer software. During the six months ended June 30, 2015, the primary investing activities were the acquisition of Command, the purchase of property and equipment and the internal development of computer software.

Cash (used in) provided by financing activities

During the six months ended June 30, 2016, net cash used in financing activities was $37.0 million. During the six months ended June 30, 2015, net cash provided by financing activities was $387.6 million. In 2016, the primary financing activities were the purchase of treasury stock, the payment of contingent consideration, and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. In 2015, we generated $223.1 million in cash from the issuance of our Notes (net of underwriting discounts and commissions), $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions), and we also drew $35.0 million on our ABL Facility ($5.0 million of which was repaid as of June 30, 2015). This cash generation was partially offset by payments of $17.5 million to the former owner of One Stop Logistics, the payment of $4.1 million of debt and equity issuance costs, and the payment of $2.9 million to settle contingent consideration obligations.

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

At June 30, 2016, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2016, as determined by the working capital assets pledged as collateral, was $182.5 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at June 30, 2016 was $181.8 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute material uses of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, to integrate our technology and business with the technology and business of Command, and for working capital and other general corporate purposes. We also expect to use available cash to make contingent earn-out payments and to make the $2.9 million semi-annual Note coupon payment due November 1, 2016. We also currently expect to use approximately $14 million for capital expenditures for the remainder of 2016. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

Historically, our average accounts receivable life-cycle has been longer than our average accounts payable life-cycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

On February 17, 2016, we signed a lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of June 30, 2016, we continue to also lease over 30 branch sales offices. Our future minimum annual rent payments for these operating leases are as follows:

Operating Leases
2016	$3,335,327
2017	6,960,676
2018	7,617,032
2019	6,861,404
2020	6,537,995
Thereafter	36,747,895
$68,060,329

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2016 and 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

There have been no updates to previously disclosed legal matters during the six months ended June 30, 2016. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2016, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2016.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/16-4/30/16	226	$25.74	—	$30,609,197
5/1/16-5/31/16	281,863	$22.33	268,844	$24,600,033
6/1/16-6/30/16	457,024	$22.19	348,967	$16,900,463
Total	739,113	$22.24	617,811

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

ECHO GLOBAL LOGISTICS, INC.

Date:	July 28, 2016		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 28, 2016		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q