Form 10-K/A
period 2015-12-31
Echo Global Logistics, Inc.
filed 2016-10-27
CIK 1426945

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recent completed second quarter, was $912,545,581 (based upon closing price of these shares on the Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of the close of business on February 25, 2016 was 30,041,412.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Echo Global Logistics, Inc. (the “Company”) for the year ended December 31, 2015, originally filed on February 26, 2016 (the “Original Filing”). The Company is filing the Amendment solely to (i) amend and restate in its entirety the opinion of the Company’s independent auditor with respect to the Company’s internal control over financial reporting included in Item 8 of the Original Filing to correct clerical errors included in the text of such opinion and (ii) incorporate such opinion, as revised, into Item 9A.  This Amendment does not amend and restate any other portions of Item 8 or Item 9A of the Original Filing other than those set forth in this Amendment.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this explanatory note, amendments to Part II—Item 8 and Part II—Item 9, the signature page, and the certifications required to be filed as exhibits to this Amendment.

PART II

Item 8.  Financial Statements and Supplementary Data

The opinion of the Company’s independent auditor with respect to the Company’s internal control over financial reporting is hereby amended and restated in its entirety as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Echo Global Logistics, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Command Transportation, LLC (“Command”), which is included in the 2015 consolidated financial statements of Echo Global Logistics. Command constituted 57% of total assets as of December 31, 2015 and 19% and 14% of revenue and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Echo Global Logistics, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Command.

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2016

Item 9A. Controls and Procedures

“Attestation Report of the Registered Public Accounting Firm” is hereby amended and restated in its entirety as follows:

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” of this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit No.	Document
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A  to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of October, 2016.

ECHO GLOBAL LOGISTICS, INC.

By:	/s/ Douglas R. Waggoner
Douglas R. Waggoner
Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Douglas R. Waggoner	Chief Executive Officer	October 27, 2016
Douglas R. Waggoner	(principal executive officer) and Chairman of the Board

*	Chief Financial Officer	October 27, 2016
Kyle Sauers	(principal accounting and financial officer)

*	Chairman of the Board	October 27, 2016
Samuel K. Skinner

*	Director	October 27, 2016
David Habiger

*	Director	October 27, 2016
Bradley A. Keywell

*	Director	October 27, 2016
Matthew W. Ferguson

*	Director	October 27, 2016
Nelda J. Connors

*	Director	October 27, 2016
Paul Loeb

* By:	/s/ Douglas R. Waggoner
Douglas R. Waggoner, as attorney in fact

EXHIBIT INDEX

Exhibit No.	Document
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.