Form 10-Q
period 2016-09-30
Echo Global Logistics, Inc.
filed 2016-10-27
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

        As of October 26, 2016, the Registrant had 29,226,341 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$460,191,903	$449,993,415	$1,309,299,359	$1,105,127,231
Costs and expenses:
Transportation costs	379,329,380	362,614,918	1,062,432,444	894,955,721
Selling, general and administrative expenses	66,292,712	71,318,890	206,302,091	176,796,987
Depreciation and amortization	8,543,002	7,448,076	23,670,711	16,572,233
Income from operations	6,026,809	8,611,531	16,894,113	16,802,290
Interest income	—	—	—	23,909
Interest expense	(3,565,093)	(3,414,826)	(10,592,654)	(7,803,050)
Other expense	—	—	—	(126,295)
Interest and other expense	(3,565,093)	(3,414,826)	(10,592,654)	(7,905,436)
Income before provision for income taxes	2,461,716	5,196,705	6,301,459	8,896,854
Income tax expense	(99,666)	(1,738,000)	(1,746,029)	(2,792,000)
Net income	$2,362,050	$3,458,705	$4,555,430	$6,104,854

Earnings per common share:
Basic	$0.08	$0.12	$0.16	$0.23
Diluted	$0.08	$0.11	$0.15	$0.22
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,210,795	$56,522,194
Accounts receivable, net of allowance for doubtful accounts of $1,507,016 and $1,627,315 at September 30, 2016 and December 31, 2015, respectively	245,924,827	196,420,614
Income taxes receivable	4,451,341	1,038,327
Prepaid expenses	5,111,282	3,605,602
Other current assets	2,233,646	3,237,227
Total current assets	291,931,891	260,823,964
Noncurrent assets:
Property and equipment, net	52,777,032	27,304,474
Goodwill	307,314,171	308,490,588
Intangible assets, net of accumulated amortization of $38,680,343 and $26,785,810 at September 30, 2016 and December 31, 2015, respectively	135,637,636	147,532,169
Other noncurrent assets	2,135,125	2,358,587
Total noncurrent assets	497,863,964	485,685,818
Total assets	$789,795,855	$746,509,782

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$145,682,069	$103,985,783
Due to seller, current	839,077	2,338,462
Accrued expenses	34,606,918	30,283,062
Other current liabilities	510,999	784,829
Total current liabilities	181,639,063	137,392,136
Noncurrent liabilities:
Convertible notes, net	201,796,741	196,659,354
Due to seller, noncurrent	870,923	1,748,235
Other noncurrent liabilities	18,876,027	2,940,435
Deferred income taxes	15,491,398	12,520,048
Total noncurrent liabilities	237,035,089	213,868,072
Total liabilities	418,674,152	351,260,208
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 30,351,479 shares issued and 28,635,197 shares outstanding at September 30, 2016; 29,765,525 shares issued and 29,727,588 shares outstanding at December 31, 2015	3,038	2,979
Treasury stock, 1,716,282 and 37,937 shares at September 30, 2016 and December 31, 2015, respectively	(36,471,072)	(784,829)
Additional paid-in capital	326,005,137	319,002,254
Retained earnings	81,584,600	77,029,170
Total stockholders' equity	371,121,703	395,249,574
Total liabilities and stockholders' equity	$789,795,855	$746,509,782
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$4,555,430	$6,104,854
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,739,830	(1,714,478)
Noncash stock compensation expense	11,158,738	9,211,324
Noncash interest expense	5,669,403	3,031,114
Change in contingent consideration due to seller	(102,954)	145,938
Change in contingent consideration due from seller	31,025	—
Depreciation and amortization	23,670,711	16,572,233
Change in assets, net of acquisitions:
Accounts receivable	(49,504,213)	(17,535,896)
Income taxes receivable	(4,937,428)	1,037,805
Prepaid expenses and other assets	(415,260)	128,630
Change in liabilities, net of acquisitions:
Accounts payable	41,696,285	31,501,579
Accrued expenses and other liabilities	20,549,995	4,313,420
Net cash provided by operating activities	55,111,562	52,796,523
Investing activities
Purchases of property and equipment	(37,248,736)	(10,006,874)
Payments for acquisitions, net of cash acquired	—	(390,538,011)
Net cash used in investing activities	(37,248,736)	(400,544,885)
Financing activities
Tax benefit of stock options exercised	1,233,866	1,684,155
Receipt of contingent consideration due from seller	750,000	—
Payments of contingent consideration due to seller	(2,273,743)	(2,945,833)
Proceeds from exercise of stock options	754,739	1,017,207
Employee tax withholdings related to net share settlements of equity-based awards	(4,679,014)	(1,632,795)
Purchases of treasury stock	(35,960,073)	—
Proceeds from borrowing on line of credit	—	34,782,500
Repayments of amounts borrowed on line of credit	—	(34,782,500)
Proceeds from borrowing on ABL facility	23,500,000	35,000,000
Repayments of amounts borrowed on ABL facility	(23,500,000)	(35,000,000)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	158,412,500
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	—	223,100,000
Payment of common stock and debt issuance costs	—	(4,133,851)
Payment to former owners of One Stop Logistics	—	(17,507,500)
Net cash (used in) provided by financing activities	(40,174,225)	357,993,883
(Decrease) Increase in cash and cash equivalents	(22,311,399)	10,245,521
Cash and cash equivalents, beginning of period	56,522,194	32,542,119
Cash and cash equivalents, end of period	$34,210,795	$42,787,640

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,793,821	$2,439,991
Cash paid for income taxes	2,808,772	1,868,942
Noncash investing activity
Issuance of common stock in connection with Command acquisition	$—	$14,746,000
Noncash financing activity
Fair value of due to seller obligation at acquisition date	$—	$1,500,000
Liability for purchases of treasury stock not yet settled	510,999	—

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2015	29,765,525	$2,979	$319,002,254	(37,937)	$(784,829)	$77,029,170	$395,249,574
Share compensation expense	—	—	11,158,738	—	—	—	11,158,738
Exercise of stock options	132,968	13	754,726	—	—	—	754,739
Common stock issued for vested restricted stock	618,154	62	(62)	—	—	—	—
Common stock issued for vested performance shares	37,547	4	(4)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(202,715)	(20)	(4,678,994)	—	—	—	(4,679,014)
Tax deficiency from exercise of stock options	—	—	(231,521)	—	—	—	(231,521)
Purchases of treasury stock	—	—	—	(1,678,345)	(35,686,243)	—	(35,686,243)
Net income	—	—	—	—	—	4,555,430	4,555,430
Balance at September 30, 2016	30,351,479	$3,038	$326,005,137	(1,716,282)	$(36,471,072)	$81,584,600	$371,121,703

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year 2016. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Footnote 4). The fair value of the contingent asset related to the Command Transportation, LLC ("Command") acquisition is determined based on the likelihood of the Company receiving contingent payments (see Footnote 3). The fair value of the liability component of the Notes (as defined in Footnote 11) was determined using the discounted cash flow analysis discussed in Footnote 11.

2. Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to provide specific guidance on cash flow classification issues for all entities. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required, which applies the new standard to each prior reporting period presented. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on the Company's financial statements.

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
Nine Months Ended September 30, 2016 and 2015

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition.  All guidance is effective for annual and interim periods beginning after December 15, 2017. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application. Early adoption is not permitted. The Company is evaluating the transition method and the effects the adoption of this guidance will have on the Company’s financial statements.

3. Acquisitions

Command Transportation, LLC

On June 1, 2015, the Company completed the acquisition of all of the outstanding membership units of Command, one of the largest privately held truckload brokers and non-asset based transportation providers in the United States. Command was headquartered in Skokie, Illinois, with satellite locations in Texas, Missouri and Kansas. In October 2016, the majority of Command employees previously located in Skokie moved to the Company's headquarters in Chicago, Illinois.

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
Nine Months Ended September 30, 2016 and 2015

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

During the first quarter of 2016, the Company adjusted the purchase price to recognize a $1.2 million contingent asset that may be due from the seller related to the retention of former Command employees. The fair value of the contingent asset at the acquisition date was determined based on the probability of the Company meeting certain employee retention criteria set forth in the purchase agreement. The Company recorded the current and noncurrent portions of the contingent asset to other current assets and other noncurrent assets, respectively, on the consolidated balance sheets. The Company will determine the fair value of the contingent asset each quarter based on the likelihood of meeting the employee retention criteria, and will record any change in fair value to selling, general and administrative expense in the consolidated statements of operations. The maximum amount the Company could have received under this agreement was $1.5 million. During the second quarter of 2016, the Company received $750,000 from the seller of Command after the Company met certain employee retention criteria set forth in the purchase agreement. The Company calculated the fair value of the contingent asset as of September 30, 2016 to be $395,392.

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

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vested on June 1, 2016 and was recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and will be recognized as compensation expense over the vesting period. As of September 30, 2016, 33,588 and 33,589 shares of restricted common stock and performance stock, respectively, were outstanding. The stock compensation expense related to these issuances for the three and nine months ended September 30, 2016 was $0.3 million and $5.5 million, respectively. For the three and nine months ended September 30, 2015, the stock compensation expense related to these issuances was $3.1 million and $4.2 million.

4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to seller in connection with various acquisitions. The fair value of the due to seller liabilities at September 30, 2016 was $1.7 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

The Company's financial assets relate to contingent payments that may be due from the seller of Command if certain employee retention criteria are met. The fair value of the due from seller contingent asset at September 30, 2016 was $0.4 million. The fair value of the due from seller contingent asset is determined based on the likelihood of the employee retention criteria being met.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2016 and December 31, 2015:

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,710,000)	—	—	$(1,710,000)
Assets:
Contingent consideration due from seller	$395,392	—	—	$395,392

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(4,086,697)	—	—	$(4,086,697)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at December 31, 2015	$(4,086,697)
Change in contingent consideration due to seller	102,954
Payments of contingent consideration due to seller	2,273,743
Balance at September 30, 2016	$(1,710,000)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at December 31, 2015	$—
Command purchase price adjustment	1,176,417
Receipt of contingent consideration due from seller	(750,000)
Change in contingent consideration due from seller	(31,025)
Balance at September 30, 2016	$395,392

For the nine months ended September 30, 2016 and 2015, the Company recognized a benefit of $71,929 and an expense of $145,938, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the likelihood of the employee retention criteria being met.

During the nine months ended September 30, 2016 and 2015, the Company made contingent earn-out payments of $2,273,743 and $2,945,833, respectively, to the sellers of businesses acquired by the Company. During the nine months ended September 30, 2016, the Company received $750,000 of contingent payments from the seller of Command. The Company did not receive any contingent payments from the seller of Command in 2015.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

5. Intangibles and Goodwill

The following is a roll-forward of goodwill from December 31, 2015 to September 30, 2016:

Balance as of December 31, 2015	$308,490,588
Command acquisition, purchase price adjustment	(1,176,417)
Balance as of September 30, 2016	$307,314,171

The following is a summary of amortizable intangible assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Noncompete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(38,680,343)	(26,785,810)
Intangible assets, net	$135,637,636	$147,532,169

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and noncompete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $11,894,533 and $7,534,302 for the nine months ended September 30, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2016	$3,909,896
2017	14,243,799
2018	12,861,305
2019	11,470,909
2020	10,638,587
Thereafter	82,513,140
Total	$135,637,636

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Accrued compensation	$15,342,497	$17,937,504
Accrued rebates	2,588,445	2,535,606
Accrued employee benefits	2,196,268	2,809,239
Accrued professional service fees	1,349,658	1,837,749
Accrued interest	2,589,289	1,463,880
Deferred rent	2,288,781	400,809
Other	8,251,980	3,298,275
Total accrued expenses	$34,606,918	$30,283,062

The other noncurrent liabilities of $18,876,027 and $2,940,435 as of September 30, 2016 and December 31, 2015, respectively, consist of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before provision for income taxes	$2,461,716	$5,196,705	$6,301,459	$8,896,854
Income tax expense	$(99,666)	$(1,738,000)	$(1,746,029)	$(2,792,000)
Effective tax rate	4.0%	33.4%	27.7%	31.4%

The difference in the Company's effective tax rate for the three and nine months ended September 30, 2016 from the Company's statutory federal tax rate of 35% was primarily due to a tax credit related to a state incentive program.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income	$2,362,050	$3,458,705	$4,555,430	$6,104,854
Denominator:
Denominator for basic earnings per common share - weighted-average shares	28,617,273	29,713,235	28,870,692	26,710,268
Effect of dilutive securities:
Employee stock awards	459,382	623,296	622,172	618,020
Denominator for dilutive earnings per common share	29,076,655	30,336,531	29,492,864	27,328,288
Basic earnings per common share	$0.08	$0.12	$0.16	$0.23
Diluted earnings per common share	$0.08	$0.11	$0.15	$0.22

There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016 and September 30, 2015.

As of September 30, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three and nine months ended September 30, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

9. Stock-Based Compensation Plans

The Company recorded $2,048,817 and $11,158,738 in total stock-based compensation expense with corresponding income tax benefits of $776,092 and $4,226,930 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the Company recorded $4,706,489 and $9,211,324 in total stock-based compensation expense with corresponding income tax benefits of $1,763,992 and $3,437,654, respectively.

During the nine months ended September 30, 2016 and 2015, the Company did not grant any stock options.

The Company granted 251,221 and 677,091 shares of restricted stock to various employees during the nine months ended September 30, 2016 and 2015, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 91,612 and 69,213 shares of performance and market-based stock during the nine months ended September 30, 2016 and 2015, respectively.

10. Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and intends to defend the Company's position through additional courses of action still available to the Company. The Company has not recorded any potential loss related to this matter as of September 30, 2016.

There have been no updates to previously disclosed legal matters during the nine months ended September 30, 2016. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

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

The Company is also required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility of between 0.25% and 0.375% based on the excess availability for the prior calendar quarter under the ABL Facility. At September 30, 2016, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.6 million for the nine months ended September 30, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015

The Company drew $12.5 million on the ABL Facility during the third quarter of 2016, all of which was repaid as of September 30, 2016. No amounts were outstanding on the ABL Facility as of September 30, 2016. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At September 30, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at September 30, 2016, as determined by the working capital assets pledged as collateral, was $186.6 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at September 30, 2016 was $185.9 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the nine months ended September 30, 2016, the Company recorded $0.5 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at September 30, 2016, the unamortized issuance costs are presented as a deferred asset on the balance sheet.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of September 30, 2016, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the notes did not have a dilutive impact on diluted earnings per common share for the nine months ended September 30, 2016.

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
Nine Months Ended September 30, 2016 and 2015

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

As of September 30, 2016, the carrying amount of the Notes on the balance sheet was $201.8 million, calculated as follows:

September 30, 2016
Convertible senior notes, principal amount	$230,000,000
Unamortized debt discount	(23,546,293)
Unamortized debt issuance costs	(4,656,966)
Convertible senior notes, net	$201,796,741

The Notes are carried on the balance sheet at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2016 was $216.2 million. The fair value of the Notes was estimated based on the trading price of the Notes at September 30, 2016. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the Notes of $9.4 million for the nine months ended September 30, 2016, consisting of $4.3 million of contractual coupon interest, $4.3 million of debt discount amortization and $0.8 million of debt issuance cost amortization.

The Company recognized interest expense related to the Notes of $5.0 million from the issuance date through September 30, 2015, consisting of $2.3 million of contractual coupon interest, $2.3 million of debt discount amortization and $0.4 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from September 30, 2016 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2016	2017	2018	2019	2020
Senior convertible notes, including interest	$253,000,000	2,875,000	5,750,000	5,750,000	5,750,000	$232,875,000

12. Related Parties

As of the closing of the Command acquisition on June 1, 2015, the Company leases the former Command headquarters in Skokie, Illinois, from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. The lease requires monthly rental payments of $54,638 for the duration of the lease, which ends on December 31, 2018. The Company is obligated to pay real estate taxes, insurance and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the nine months ended September 30, 2016 was $491,742. All amounts due under the lease were paid as of September 30, 2016, and thus there was no liability due to the related party at September 30, 2016.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$460,192	$449,993	$1,309,299	$1,105,127
Transportation costs	379,329	362,615	1,062,432	894,956
Net revenue (1)	80,863	87,378	246,867	210,171
Operating expenses:
Commissions	23,846	26,461	73,916	61,820
Selling, general and administrative expenses	42,398	44,876	132,458	114,831
Contingent consideration expense (benefit)	49	(19)	(72)	146
Depreciation and amortization	8,543	7,448	23,671	16,572
Total operating expenses	74,836	78,766	229,973	193,369
Income from operations	6,027	8,612	16,894	16,802
Interest expense	(3,565)	(3,415)	(10,593)	(7,803)
Interest income and other expense	—	—	—	(102)
Income before provision for income taxes	2,462	5,197	6,301	8,897
Income tax expense	(100)	(1,738)	(1,746)	(2,792)
Net income	$2,362	$3,459	$4,555	$6,105
Earnings per common share:
Basic	$0.08	$0.12	$0.16	$0.23
Diluted	$0.08	$0.11	$0.15	$0.22
Shares used in per share calculations (in thousands):
Basic	28,617	29,713	28,871	26,710
Diluted	29,077	30,337	29,493	27,328

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(in thousands)
Revenue	$460,192	$449,993	$1,309,299	$1,105,127
Transportation costs	379,329	362,615	1,062,432	894,956
Net revenue	$80,863	$87,378	$246,867	$210,171

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1.3 billion and $1.1 billion for the nine months ended September 30, 2016 and 2015, respectively, representing a period-over-period increase of 18.5%.

Our revenue is generated from two different types of clients: Managed Transportation and Transactional. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. We categorize all other clients as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. For the nine months ended September 30, 2016 and 2015, revenue from Transactional clients accounted for 81.5% and 80.4% of our total revenue, respectively, and revenue from Managed Transportation clients accounted for 18.5% and 19.6% of our total revenue, respectively. We expect to continue to grow both our Managed Transportation and Transactional client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine months ended September 30, 2016, TL accounted for 67.7% of our revenue, LTL accounted for 26.2% of our revenue, intermodal accounted for 4.4% of our revenue and other transportation modes accounted for 1.7% of our revenue. For the nine months ended ended September 30, 2015, TL accounted for 62.2% of our revenue, LTL accounted for 31.0% of our revenue, intermodal accounted for 5.1% of our revenue and other transportation modes accounted for 1.7% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the nine months ended September 30, 2016 was $246.9 million, an increase of 17.5% from $210.2 million in the comparable period of 2015.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the nine months ended September 30, 2016 and 2015, our commission expense was $73.9 million and $61.8 million, respectively. Commission expense was 29.9% and 29.4% of our net revenue in the current and prior year, respectively. The increase is due to the fluctuation of the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transactions costs, and other general and administrative expenses. For the nine months ended September 30, 2016 and 2015, our selling, general and administrative expenses were $132.5 million and $114.8 million, respectively. For the nine months ended September 30, 2016 and 2015, selling, general and administrative expenses as a percentage of net revenue were 53.7% and 54.6%, respectively. The decrease in this percentage was primarily attributable to increases in net revenue from the Command acquisition.

Our contingent consideration expense or benefit is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we recorded a benefit of $0.1 million and a charge of $0.1 million, respectively, due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the nine months ended September 30, 2016 and 2015, depreciation expense was $11.8 million and $9.0 million, respectively. The increase is primarily due to the depreciation of property and equipment acquired during the prior twelve months, including property and equipment at Command.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the nine months ended September 30, 2016 and 2015, amortization expense was $11.9 million and $7.5 million, respectively. The increase is due to the amortization of intangible assets associated with the acquisition of Command.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $10.6 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Comparison of the three months ended September 30, 2016 and 2015

Revenue

Revenue for the three months ended September 30, 2016 was $460.2 million, an increase of 2.3% from $450.0 million in the comparable period of 2015. The increase in revenue was attributable to increase in volume partially offset by both lower rates and fuel prices.

Revenue from Transactional clients for the three months ended September 30, 2016 was $373.1 million, a decrease of 0.6% from $375.3 million in the comparable period of 2015. Revenue from Transactional clients was 81.1% of our total revenue for the three months ended September 30, 2016, a decrease from 83.4% of our total revenue in the comparable period of 2015. The decrease in Transactional revenue was driven by the decline in rates, offset by an increase in volume.

Revenue from Managed Transportation clients for the three months ended September 30, 2016 was $87.1 million, an increase of 16.6% from $74.7 million in the comparable period of 2015. Revenue from Managed Transportation clients was 18.9% of our total revenue for the three months ended September 30, 2016, an increase from 16.6% of total revenue in the comparable period of 2015. This increase was driven by an increase in the number of Managed Transportation clients and the growth of our current clients.

Transportation costs

Transportation costs for the three months ended September 30, 2016 were $379.3 million, an increase of 4.6% from $362.6 million in the comparable period of 2015. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.4% for the three months ended September 30, 2016 from 80.6% in the comparable period of 2015, which is due to the decline in TL margins.

Net revenue

Net revenue for the three months ended September 30, 2016 was $80.9 million, a decrease of 7.5% from $87.4 million in the comparable period of 2015. Net revenue margins decreased to 17.6% for the three months ended September 30, 2016, from 19.4% in the comparable period of 2015. The decline in TL margins accounted for most of the decrease in our net revenue during this period.

Operating expenses

Commission expense for the three months ended September 30, 2016 was $23.8 million, a decrease of 9.9% from $26.5 million in the comparable period of 2015. For the three months ended September 30, 2016 and 2015, commission expense was 29.5% and 30.3%, respectively, of our net revenue. The decrease is primarily attributable to the decrease in net revenue.

Selling, general and administrative expenses for the three months ended September 30, 2016 were $42.4 million, a decrease of 5.5% from $44.9 million in the comparable period of 2015. The decrease is primarily due to the decrease in stock compensation expense related to the restricted stock grants to Command employees, which fully vested on June 1, 2016. As a percentage of net revenue, selling, general and administrative expenses increased to 52.4% for the three months ended September 30, 2016, from 51.4% in the comparable period of 2015. The increase is primarily due to an increase in integration costs during the third quarter of 2016 and lower net revenue.

The contingent consideration fair-value adjustment resulted in an expense of $0.05 million and a benefit of $0.02 million for the three months ended September 30, 2016 and 2015, respectively. The fair value of the contingent consideration assets and liabilities reflect updated probabilities and assumptions as of September 30, 2016.

Depreciation expense for the three months ended September 30, 2016 was $4.6 million, an increase of 38.1% from $3.3 million in the comparable period of 2015. The increase in depreciation expense was primarily attributable to depreciation on additional purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software.

Amortization expense for the three months ended September 30, 2016 was $3.9 million, a decrease of 4.4% from $4.1 million in the comparable period of 2015. The decrease in amortization expense was attributable to the complete amortization of previously acquired intangible assets

Income from operations

Income from operations for the three months ended September 30, 2016 was $6.0 million, a decrease of 30.0% from $8.6 million in the comparable period of 2015. The decrease in income from operations is primarily due to the increase in integration costs and lower net revenue.

Interest expense

Interest expense was $3.6 million for the three months ended September 30, 2016, an increase from $3.4 million of interest expense in the comparable period of 2015. The interest expense in both years primarily relates to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015.

Income tax expense

We recognized income tax expense of $0.1 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 was 4.0%, compared to an effective tax rate of 33.4% in the comparable period of 2015. The decrease in the effective tax rate in the current quarter was primarily due to a tax credit related to a state incentive program.

Net Income

Net income for the three months ended September 30, 2016 was $2.4 million, compared to $3.5 million in the comparable period of 2015, due to the items previously discussed.

Comparison of the nine months ended September 30, 2016 and 2015

Revenue

Revenue for the nine months ended September 30, 2016 was $1.3 billion, an increase of 18.5% from $1.1 billion in the comparable period of 2015. The increase in revenue was attributable to revenue from Command, which we acquired in June 2015, and volume gains, partially offset by both lower rates and fuel prices. Command contributed $366.3 million of revenue for the nine months ended September 30, 2016. In the prior year, Command contributed $170.2 million of revenue from the acquisition date through September 30, 2015.

Revenue from Transactional clients for the nine months ended September 30, 2016 was $1.1 billion, an increase of 20.2% from $888.1 million in the comparable period of 2015. Revenue from Transactional clients was 81.5% of our total revenue for the nine months ended September 30, 2016, an increase from 80.4% of our total revenue in the comparable period of 2015. The increase in Transactional revenue was driven by transactional revenue from Command.

Revenue from Managed Transportation clients for the nine months ended September 30, 2016 was $242.2 million, an increase of 11.6% from $217.1 million in the comparable period of 2015. This increase was driven by an increase in the number of Managed Transportation clients and an increase in revenue per Managed Transportation client. Revenue from Managed Transportation clients was 18.5% of our total revenue for the nine months ended September 30, 2016, a decrease from 19.6% of total revenue in the comparable period of 2015. This decrease was driven by an increase in the number of Transactional shipments due to the acquisition of Command.

Transportation costs

Transportation costs for the nine months ended September 30, 2016 were $1.1 billion, an increase of 18.7% from $895.0 million in the comparable period of 2015. Our transportation costs as a percentage of revenue increased to 81.1% for the nine months ended September 30, 2016 from 81.0% in the comparable period of 2015. The growth in the total number of shipments attributable to Command drove the increase in our transportation costs during this period.

Net revenue

Net revenue for the nine months ended September 30, 2016 was $246.9 million, an increase of 17.5% from $210.2 million in the comparable period of 2015. The growth in the total number of shipments attributable to Command accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.9% for the nine months ended September 30, 2016, from 19.0% in the comparable period of 2015, as a result of an decrease in TL margins.

Operating expenses

Commission expense for the nine months ended September 30, 2016 was $73.9 million, an increase of 19.6% from $61.8 million in the comparable period of 2015. For the nine months ended September 30, 2016 and 2015, commission expense was 29.9% and 29.4%, respectively, of our net revenue. This increase was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $132.5 million, an increase of 15.3% from $114.8 million in the comparable period of 2015. The increase is primarily due to the Command selling, general and administrative expenses included in our consolidated statements of operations in 2016. As a percentage of net revenue, selling, general and administrative expenses decreased to 53.7% for the nine months ended September 30, 2016, from 54.6% in the comparable period of 2015. The decrease in this percentage was primarily attributable the Command acquisition.

The contingent consideration fair-value adjustment resulted in a benefit of $0.1 million and an expense of $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. The fair values of the contingent consideration assets and liabilities reflect updated probabilities and assumptions as of September 30, 2016.

Depreciation expense for the nine months ended September 30, 2016 was $11.8 million, an increase of 30.3% from $9.0 million in the comparable period of 2015. The increase in depreciation expense was primarily attributable to depreciation on additional purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software.

Amortization expense for the nine months ended September 30, 2016 was $11.9 million, an increase of 57.9% from $7.5 million in the comparable period of 2015. The increase in amortization expense was attributable to the amortization of intangible assets associated with the acquisition of Command.

Income from operations

Income from operations for the nine months ended September 30, 2016 was $16.9 million, an increase of 0.5% from $16.8 million in the comparable period of 2015.

Interest expense

Interest expense was $10.6 million for the nine months ended September 30, 2016, an increase from $7.8 million of interest expense in the comparable period of 2015. The increase in interest expense was related to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015, partially offset by the $2.0 million in one-time interest expense recognized in 2015 related to the expiration of our term loan facility.

Income tax expense

We recognized income tax expense of $1.7 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the nine months ended September 30, 2016 was 27.7%, compared to an effective tax rate of 31.4% in the comparable period of 2015. The decrease in the effective tax rate was primarily due to a tax credit related to a state incentive program.

Net Income

Net income for the nine months ended September 30, 2016 was $4.6 million, compared to $6.1 million of net income in the comparable period of 2015, due to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2016, we had $34.2 million in cash and cash equivalents, $110.3 million in working capital and $185.9 million available under our ABL Facility.

Cash provided by operating activities

During the nine months ended September 30, 2016 and 2015, net cash provided by operating activities was $55.1 million and $52.8 million, respectively. We generated $47.7 million and $33.4 million in cash from net income (adjusted for noncash operating items) for the nine months ended September 30, 2016 and 2015, respectively. In the current year, we generated $7.4 million of cash due to changes in working capital, compared to $19.4 million in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $37.2 million and $400.5 million, respectively. During the nine months ended September 30, 2016, the primary investing activities were the purchase of property and equipment, leasehold improvements and the internal development of computer software. During the nine months ended September 30, 2015, the primary investing activities were the acquisition of Command, the purchase of property and equipment and the internal development of computer software.

Cash (used in) provided by financing activities

During the nine months ended September 30, 2016, net cash used in financing activities was $40.2 million. During the nine months ended September 30, 2015, net cash provided by financing activities was $358.0 million. In 2016, the primary financing activities were the purchase of treasury stock, the payment of contingent consideration, and the use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $23.5 million on our ABL Facility (all of which was repaid as of September 30, 2016). In 2015, we generated $223.1 million in cash from the issuance of our Notes (net of underwriting discounts and commissions), $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions), and we also drew $35.0 million on our ABL Facility (all of which was repaid as of September 30, 2015). This cash generation was partially offset by payments of $17.5 million to the former owner of One Stop Logistics, the payment of $4.1 million of debt and equity issuance costs, and the payment of $2.9 million to settle contingent consideration obligations.

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

At September 30, 2016, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At September 30, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at September 30, 2016, as determined by the working capital assets pledged as collateral, was $186.6 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at September 30, 2016 was $185.9 million.

Anticipated uses of cash

Our priority is to continue to grow our revenue and net revenue. We anticipate that our operating expenses and planned expenditures will constitute material uses of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, to integrate our technology and business with the technology and business of Command, and for working capital and other general corporate purposes. We also expect to use available cash to make contingent earn-out payments and to make the $2.9 million semi-annual Note coupon payment due November 1, 2016. We currently expect to use approximately $11 million for capital expenditures for the remainder of 2016.

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

Contractual Obligations

On February 17, 2016, we signed an 11 year lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of September 30, 2016, we continue to also lease over 30 branch sales offices, with average lease terms between 3-5 years. Our future minimum annual rent payments for these operating leases are as follows:

Operating Leases
Remainder of 2016	$1,724,314
2017	7,324,617
2018	7,958,902
2019	7,211,944
2020	6,897,335
Thereafter	37,372,874
$68,489,986

Other than this Chicago headquarters lease and the payment of $2,273,743 of contingent consideration due to seller discussed in Footnote 4, there have been no material changes in the outstanding contractual obligations disclosed in our Form 10-K for the year ended December 31, 2015.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2016 and 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

There have been no updates to previously disclosed legal matters during the nine months ended September 30, 2016. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2016, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2016.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
7/1/16-7/31/16	93,196	$22.23	93,196	$14,826,628
8/1/16-8/31/16	—	$—	—	$14,826,628
9/1/16-9/30/16	58,614	$23.00	56,430	$13,528,928
Total	151,810	$22.53	149,626

(1) On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Item 6.    Exhibits

Exhibit No	Description of Exhibit

10.1	Amended and Restated Employment Agreement, dated August 19, 2016, between Echo Global Logistics, Inc. and Douglas R. Waggoner.*(1)

10.2	Amended and Restated Employment Agreement , dated August 19, 2016, between Echo Global Logistics, Inc. and David B. Menzel.*(1)

10.3	Amended and Restated Employment Agreement, dated August 19, 2016, between Echo Global Logistics, Inc. and Kyle Sauers.*(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2016
* Management contract or compensatory plan or arrangement
** Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	October 27, 2016		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	October 27, 2016		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Employment Agreement, dated August 19, 2016, between Echo Global Logistics, Inc. and Douglas R. Waggoner.*(1)

10.2	Amended and Restated Employment Agreement , dated August 19, 2016, between Echo Global Logistics, Inc. and David B. Menzel.*(1)

10.3	Amended and Restated Employment Agreement, dated August 19, 2016, between Echo Global Logistics, Inc. and Kyle Sauers.*(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2016
* Management contract or compensatory plan or arrangement
** Submitted electronically with this Quarterly Report on Form 10-Q