Form 10-K
period 2016-12-31
Echo Global Logistics, Inc.
filed 2017-02-24
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recent completed second quarter, was $601,690,203 (based upon closing price of these shares on the Nasdaq Global Select Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 23, 2017 was 29,076,101.

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

Part I

Item 1.    Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to "Echo Global Logistics," "Echo," the "Company," "we," "us" or "our" are to Echo Global Logistics, Inc., a Delaware corporation, and subsidiaries.
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

Our Company

Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation with truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill payment and audit, payment and performance management and reporting functions, including executive dashboard tools.

The success of our model and its ability to deliver a competitive value proposition to shippers (our clients) has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown within this market segment in recent years, primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services and the development of a training program that enables better client service and the hiring of additional salespeople. We also have supplemented our organic growth through selective acquisitions.

On June 1, 2015, we acquired Command Transportation, LLC ("Command"), one of the largest privately held TL brokers and non-asset based transportation providers in the United States, for $407.7 million in cash and shares of Echo's common stock. In October 2016, we integrated the technology platforms between Echo and Command, enabling us to better serve our clients' multi-modal transportation needs. We believe that the integration of the Command acquisition has made us a leading provider of technology-enabled transportation management solutions with enhanced scale in the TL market, and has allowed us to offer greater capacity and a broader network to our clients.

We were formed as a Delaware limited liability company in January 2005 and converted our legal form to a Delaware corporation in June 2006. In October 2009, we completed an initial public offering of our shares of common stock. Our common stock is listed on the Nasdaq Global Select Market under the symbol “ECHO.”

Our Clients

We procure transportation and provide logistics services for clients across a wide range of industries, including manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories: Transactional and Managed Transportation.

Transactional Clients

We service Transactional clients on a shipment-by-shipment basis. Pricing is often quoted according to pre-existing price agreements maintained with our LTL carriers or pricing procured in the spot market for TL carriers. It is the objective of our sales representatives to expand client relationships by increasing the shipper's percentage of total freight spend directed to Echo. Transactional clients benefit from their access to our advanced technology, service quality and competitive pricing.

Our revenue from Transactional clients was $1,395.9 million in 2016, $1,225.3 million in 2015 and $871.3 million in 2014. Revenue from Transactional clients as a percentage of total revenue was 81.3%, 81.0% and 74.3%, in 2016, 2015 and 2014, respectively.

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
We also provide freight bill payment and audit services, claims processing and small parcel consulting services to a limited number of our Managed Transportation clients. Under these arrangements, we review the client's small parcel shipping contracts and shipment data analyzing their volumes, distribution, rates and savings opportunities, prepare negotiation strategies and directly or indirectly participate in negotiations with carriers to improve the client's rates, charges, services and commitments.
Our revenue from Managed Transportation clients was $320.3 million in 2016, $287.0 million in 2015 and $302.1 million in 2014. Revenue from Managed Transportation clients as a percentage of total revenue was 18.7%, 19.0% and 25.7% in 2016, 2015 and 2014, respectively.
Our Proprietary Technology
Our proprietary technology platform ("Optimizer") is fundamental to our operating system and solutions offering. We run our business on a technology platform engineered and built from the ground up and believe its proprietary nature differentiates us from our competition in a number of critical ways. All parties to each transaction (clients, carriers and Echo employees) are unified on a single platform through access portals customized to each party's needs. We believe such integration yields critical synergies throughout our organization as well as with our clients and carriers. Equally important, internal integration ensures speed and accuracy of data capture, information exchange, shipment execution and back-end reporting capabilities.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our web portal ("EchoTrak"), by other computer protocols or by phone. Our system generates price and carrier options for our clients based on either rates pre-negotiated with preferred carriers or historical price and capacity data stored in our system. If a client enters its own shipment, EchoTrak automatically alerts the appropriate account executive. Once the carrier is selected, the client's account executive uses our system to manage all aspects of the shipping process through the life-cycle of the shipment. Our clients use Optimizer's "track and trace" tools to monitor shipment status through EchoTrak.

As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities. In October 2016, we integrated the Command technology platform into our Optimizer system to capitalize on the synergies offered by the Command acquisition. We believe the agility of Optimizer is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that mode on an enterprise-wide basis. In 2016, 2015 and 2014, we spent approximately $14.6 million, $8.2 million and $9.6 million, respectively, on the development of Optimizer and related technologies.
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
We rely primarily on a combination of copyright, trademark and trade secret laws, license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. Some of our intellectual property rights relate to proprietary business process enhancements. It is our practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after his or her relationship with us.
Our Transportation Solutions
We satisfy the market demand for freight transportation solutions by delivering a competitive value proposition that combines advanced technology, excellent client service, competitive pricing and highly customized transportation solutions to businesses seeking external transportation management expertise. As a non-asset based provider of technology-enabled transportation and logistics services, our solutions offerings take many forms, including multi-modal transportation brokerage and logistics services.
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

Logistics Services Offering
Many clients prefer a comprehensive and customized freight management solution that maximizes system-wide efficiencies as well as cost savings. In these instances, the shippers outsource their freight management needs to us. For these shippers, often part of our Managed Transportation group, we develop a plan involving a wide range of multi-modal freight brokerage services that often includes the redesign and reengineering of distribution networks that connect a client to its suppliers and customers.
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, selection, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill payment and audit;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back-end reports customized to the internal reporting needs of the business
Our Employees
As of December 31, 2016, Echo had 2,350 employees, of which 1,611 were sales representatives and agents.
Our sales representatives and agents are located in more than thirty offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers (our clients) and carriers. Sales agents work independently or in station offices and tend to be experienced industry sales professionals managing their own client relationships. Both sales representatives and agents are primarily responsible for managing and servicing the client and carrier relationships whose business they secure.
Candidates for employment are identified and screened through traditional means, such as career fairs, search firms, job postings, advertisements in industry publications and referrals. The majority of hires within our sales and service organization are recent college graduates. We invest extensively in their training and ongoing development to ensure their long-term success as a part of our organization. Employees who join Echo as a result of an acquisition also participate in training tailored to their needs. We are confident that our employee training and development efforts contribute to longer tenure, increased productivity and a greater commitment to client satisfaction. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
Our Carrier Network
In 2016, we continued to enhance our vast carrier network of motor, rail, air and ocean freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Since we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
We believe we provide value to our carriers through our proprietary technology, which gives our carriers the flexibility to adjust pricing and freight by lane or season. Our carriers benefit by gaining access to our clients and our carrier communication tools, which allow us to match our clients’ freight with our carriers' excess capacity.
We maintain the quality of our carrier network by obtaining documentation from each carrier that ensures the carrier is properly licensed and insured and satisfies our safety requirements. Additionally, we continuously monitor data from our network on capacity, price trends, reliability, quality control standards and overall client service. We believe this quality control program helps to ensure shippers are provided the highest quality service, regardless of the specific carrier selected for an individual shipment.

The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one carrier. Our largest carrier accounted for less than 5% of our total 2016 transportation costs.
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
We believe we compete for business on the basis of service, reliability and price. Some of our competitors may have more clients, larger clients, more resources, and possibly greater expertise in a single transportation mode. We compete successfully with these companies by delivering a multi-modal solution using advanced technology combined with excellent client service, competitive pricing and highly customized transportation solutions.
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

Risk Management and Insurance

If a shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our client's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, or our carrier's insurance, we may bear the financial loss of such claim. We mitigate this risk by using our quality control program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide.

 We require all motor carriers we work with to carry at least $1 million in auto liability insurance and $0.1 million in cargo insurance. We also maintain a broad cargo liability insurance policy to protect us against cargo damages that may not be recovered from the responsible motor-carrier. We carry various liability insurance policies, including automobile and general liability. Our contingent automobile liability coverage has a retention of $5 million per incident.

We extend credit to certain clients as part of our business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. Our accounting department reviews each credit request and considers, among other factors, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that pass our credit review may receive a line of credit or an increase in their existing credit amount. We believe this review and approval process helps mitigate the risk of client defaults on extensions of credit and any related bad debt expense. Additionally, the Company maintains a credit insurance policy for certain accounts.

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
The success of our business depends to a large extent on our relationships with our clients and our reputation for providing high-quality technology-enabled transportation and logistics services. We do not own or control the transportation assets that deliver our clients' freight, and we do not employ the people directly involved in delivering the freight. We rely on independent third parties to provide TL, LTL, small parcel, intermodal, domestic air, expedited and international carrier services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our clients with important service data and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our commitments to our clients, our operating results could be adversely affected, and our clients could utilize the services of our competitors temporarily or permanently. Many of these risks are beyond our control and difficult to anticipate, including:

•	changes in rates charged by transportation providers;

•	supply shortages in the transportation industry, particularly among TL carriers;

•	interruptions in service or stoppages in transportation as a result of labor disputes; and

•	changes in regulations impacting transportation.
If any of the third parties we rely on do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged and our business could suffer.
Higher carrier prices may result in decreased net revenue margin.
Carriers may charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Increased demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing. Net revenue is a non-GAAP measure calculated as revenue minus transportation costs.
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
In addition, a software platform and database similar to Optimizer could be created over time by a competitor with sufficient financial resources and comparable experience in the transportation services industry. If our competitors are able to offer comparable services, we could lose clients, and our market share and profit margin could decline. Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced profit margins or loss of market share, any one of which could harm our business.
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
The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our Internet access, computer equipment, software applications, database storage facilities and other office equipment, which are mainly located in our Chicago headquarters. Our operations and those of our carriers and clients are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, hacker attacks, equipment failure, physical break-ins and other events beyond our control, including disasters affecting Chicago. We attempt to mitigate these risks through various means, including system backup and security measures, but our precautions will not protect against all potential problems. We maintain fully redundant off-site backup facilities for our Internet access, computer equipment, software applications, database storage and network equipment, but these facilities could be subject to the same interruptions that could affect our headquarters. If we suffer a database or network facility outage, our business could experience disruption, possibly resulting in reduced revenue and the loss of clients.
Our ability to deliver our services depends upon the capacity, reliability and security of services provided to us by our telecommunication service providers, our electronic delivery systems and the Internet. We have no control over the operation, quality or maintenance of these services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, our telecommunication service providers may increase their prices at which they provide services, which would increase our costs. If our telecommunication service providers were to cease to provide essential services or to significantly increase their prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could significantly harm our reputation and could cause us to lose clients and revenue. Moreover, our ability to deliver information using the Internet may be impaired because of infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our ability to effectively provide technology-enabled transportation and supply chain management services and to serve our clients may be impaired.
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
In the course of acquiring a Managed Transportation customer, we typically face extensive selling and implementation cycles to secure a new Managed Transportation contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential Managed Transportation clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our Managed Transportation selling cycle is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services and the timing of our clients' budget cycles and approval processes.
Implementing our Managed Transportation services, which can take from one to six months, involves a significant commitment of resources over an extended period of time from both our clients and us. Depending on the scope and complexity of the processes being implemented, these time periods may be significantly longer. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources. This could have a material adverse effect on our business, results of operations, financial condition and cash flows, as we do not recognize significant revenue until after we have completed the implementation phase.
Our clients may terminate their relationships with us on short notice with limited or no penalties, and our clients are not obligated to spend a minimum amount with us.
Our Transactional clients, which accounted for 81.3% and 81.0% of our revenue in 2016 and 2015, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract, the client can terminate the relationship. Managed Transportation contracts accounting for 6.6% and 5.2% of our total 2016 revenue are scheduled to expire (subject to possible renewal) in 2017 and 2018, respectively.
The volume and type of services we provide each client may vary from year to year and could be reduced if the client were to change its outsourcing or shipping strategy. Our Managed Transportation clients generally are not obligated to spend any particular amount with us, although our Managed Transportation contracts are typically exclusive with respect to point of origin or one or more modes of transportation, meaning that the client is obligated to use us if it ships from the point of origin or uses those modes. These contractual exclusivity provisions help ensure, but do not guarantee, we receive a significant portion of the amount that our Managed Transportation clients spend on transportation in the applicable mode or modes or from the applicable point of origin. In our experience, compliance with such provisions varies from client to client and over time. Our clients' failure to comply with these exclusivity provisions may adversely affect our revenue.
If a significant number of our Transactional or Managed Transportation clients elect to terminate or not renew their engagements with us, or if the shipping volume of a significant number of our clients decreases, our business, operating results and financial condition could suffer. If we are unable to renew our Managed Transportation contracts at favorable rates, our revenue may decline.

We may not be able to successfully manage, monitor and update our newly integrated platform and operations with Command.
On June 1, 2015, we acquired Command and increased the size of our business significantly beyond our historical Echo business. Our future success depends, in part, upon our ability to manage this expanded business. This will pose substantial challenges for our management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. In October 2016, we integrated the Command proprietary technology platform into our Optimizer system. Our continued growth as an integrated company relies both on our ability to successfully update and manage the new integrated system, and our successful management of the new business processes. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the Command acquisition may not be realized fully, or may take longer to realize than expected. Any failure to manage our expanded business or to realize anticipated benefits of the Command acquisition would have a material adverse effect on our business, operating results and financial condition.
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
Fuel prices can be volatile and difficult to predict. Fuel prices have fluctuated over the last three years. Our clients expect fuel savings to be passed along through lower prices. If carriers do not lower their prices to reflect declines in fuel costs, this could negatively impact our shipment volume, as our clients would seek other shipping options. This decrease in volume would negatively impact our gross profits and income from operations.
In the event of rising fuel prices, carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to continue to pass through to our clients the full amount of these increased costs. Higher fuel costs could also cause material shifts in the percentage of our revenue by transportation mode, as our clients may elect to utilize alternative transportation modes. Any material shifts to transportation modes with respect to which we realize lower gross profit margins could impair our operating results.
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
In 2016, we continued to enhance our sizable carrier network of motor, rail, air and ocean freight transportation providers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity tightens or the transportation industry experiences further consolidation among carriers, our ability to to serve our clients on competitive terms could be significantly limited. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may be unable to obtain sufficient pricing information for Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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
We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents, or goods carried by these drivers are lost or damaged and the carriers may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees, or independent contractors, working for carriers, or are owner-operators, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. If a shipment is lost or damaged during the delivery process, a client may file a claim for the damaged shipment with us and we may bear the risk of recovering the claim amount from the carrier. If we are unable to recover all or any portion of the claim amount from the carrier, or the carrier's insurance, and to the extent each claim exceeds the amount which may be recovered from our own insurance, we will bear the financial loss. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could adversely affect our operating results. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability.
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
We are currently providing customs broker services through contracts with licensed customs brokers. We contract with indirect air carriers that have been approved by the TSA, and are required to comply with air security regulations imposed by the TSA. In addition, our ocean transportation business is subject to regulation by the FMC.
We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our clients in the form of rate increases or surcharges.
From time to time, we arrange for the movement of hazardous materials at the request of our clients. As a result, we are subject to various environmental laws and regulations relating to the handling, transport and disposal of hazardous materials. If our clients or carriers are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties, response or remediation costs and civil and criminal liability, any of which could have an adverse effect on our business and results of operations. In addition, current and future national laws and multilateral agreements relating to carbon emissions and the effects of global warming could have a significant impact on the transportation sector, including the operations and profitability of our carriers, which could adversely affect our business and results of operations.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
In the future, we may be required to raise capital through public, private or other financing arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants.
Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and auto liability. Since January 2014, we have been self-insured for our employee health plans.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we estimated, or if medical costs exceed what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. In addition, unanticipated changes may produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile.
Since our initial public offering in October 2009 through February 23, 2017, the closing sale price of our common stock as reported by the Nasdaq Global Select Market has ranged from a low of $10.04 on November 11, 2010 to a high of $34.14 on June 23, 2015.

Certain factors may cause the market price of our common stock to fluctuate, including:

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
In addition, if the stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and distracting to management. As a result, you could lose all or part of your investment.
Our quarterly results are difficult to predict and may vary from quarter to quarter, which may result in our failure to meet the expectations of investors and increased volatility of our stock price.
The degree to which our clients continue to use our services depends in part on the business activities of our clients and our ability to continue to meet their cost saving needs. A significant percentage of our revenue is subject to the discretion of our Transactional clients, who may stop using our services at any time. In addition, the transportation industry in which we operate is subject to some degree of seasonal sales fluctuation, as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. Therefore, the number, size and profitability of shipments may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in future quarters, which could lead to a significant decline in the market price of our stock and volatility in our stock price.
We do not currently intend to pay dividends, which may limit the return on stockholder investment in us.
We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
If our Board of Directors authorizes the issuance of preferred stock, holders of our common stock could be diluted and harmed.
Our Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power and dividend liquidation rights of the holders of common stock. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire, or discourage a third-party from acquiring, a majority of our outstanding voting stock or otherwise adversely affect the market price of our common stock. It is possible that we may need, or find it advantageous, to raise capital through the sale of preferred stock in the future.

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

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2016, we leased approximately 225,000 square feet for our corporate headquarters. Up until December 2016, we also leased space in Skokie, Illinois, the former headquarters of Command, totaling approximately 25,000 square feet. The lease of the former Command headquarters in Skokie terminated on December 20, 2016.

As of December 31, 2016, we also operated over 30 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet.

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

2016	High	Low
First Quarter	$28.49	$18.65
Second Quarter	$27.17	$20.52
Third Quarter	$26.70	$21.23
Fourth Quarter	$28.90	$20.25
2015	High	Low
First Quarter	$29.94	$24.11
Second Quarter	$34.35	$24.07
Third Quarter	$33.56	$19.43
Fourth Quarter	$24.85	$16.56
Holders
As of February 23, 2017, there were eight individual holders of record of our common stock. Holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2016.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/16-10/31/16	409,545	$22.28	401,429	$4,578,832
11/1/16-11/30/16	172,083	$21.64	172,083	$851,088
12/1/16-12/31/16	208	$27.05	—	$851,088
Total	581,836	$22.10	573,512

(1)
On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock and 2.50% convertible senior notes due 2020 prior to its expiration on December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	578,291	$10.99	706,093	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	578,291	$10.99	706,093
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2008 Stock Incentive Plan.

(3)
In connection with the Command acquisition, on June 1, 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees pursuant to NASDAQ Stock Market Listing Rule 5635(c)(4), which provides an exception to the NASDAQ shareholder approval requirements for the issuance of securities with regard to grants to prospective employees of the Company, including without limitation grants to prospective employees in connection with a merger or other acquisition (the "Inducement Plan"). As of December 31, 2016, there were no securities available for future issuance under the Inducement Plan.

Item 6.    Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,716,152	$1,512,299	$1,173,383	$884,193	$757,688
Transportation costs	1,397,578	1,222,035	965,165	728,544	614,563
Net revenue (1)	318,574	290,264	208,218	155,649	143,125
Operating expenses:
Commissions	95,631	85,957	57,678	39,481	40,392
Selling, general and administrative expenses	175,302	157,056	106,974	82,298	70,702
Acquisition-related impairment loss	—	—	—	—	2,491
Contingent consideration (benefit) expense	(108)	201	2,160	101	(130)
Depreciation and amortization	32,138	24,143	13,876	10,565	9,139
Total operating expenses	302,963	267,357	180,688	132,445	122,594
Income from operations	15,611	22,907	27,530	23,204	20,531
Interest expense	(14,227)	(11,276)	(106)	(1)	(9)
Interest income and other expense	—	(103)	(144)	(355)	(424)
Income before provision for income taxes	1,384	11,528	27,280	22,848	20,098
Income tax benefit (expense)	206	(3,682)	(10,492)	(8,645)	(7,777)
Net income	1,590	7,846	16,788	14,203	12,321

Net income applicable to common stockholders	$1,590	$7,846	$16,788	$14,203	$12,321
Earnings per common share:
Basic	$0.06	$0.29	$0.73	$0.62	$0.55
Diluted	$0.05	$0.28	$0.71	$0.61	$0.54
Shares used in per share calculations (in thousands):
Basic	28,715	27,473	23,044	22,861	22,357
Diluted	29,302	28,110	23,634	23,404	22,899

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Revenue	$1,716,152	$1,512,299	$1,173,383	$884,193	$757,688
Transportation costs	1,397,578	1,222,035	965,165	728,544	614,563
Net revenue	$318,574	$290,264	$208,218	$155,649	$143,125

Employee Count

The number of employees on the last day of the applicable period were as follows:

	Year ended December 31,
	2016	2015	2014	2013	2012
Total employees	2,350	2,335	1,734	1,297	1,364

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$16,646	$56,522	$32,542	$52,507	$41,781
Working capital	100,360	123,432	58,421	87,674	71,670
Total assets	766,768	746,510	316,044	245,147	219,483
Total liabilities	408,618	351,260	134,170	85,917	78,498
Total stockholders' equity	$358,150	$395,250	$181,874	$159,230	$140,985

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by TL and LTL carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill payment and audit, payment and performance management and reporting functions, including executive dashboard tools.

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories, Transactional and Managed Transportation. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients.

Results of Operations

The following table represents certain results of operations data:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,716,152	$1,512,299	$1,173,383
Transportation costs	1,397,578	1,222,035	965,165
Net revenue(1)	318,574	290,264	208,218
Operating expenses:
Commissions	95,631	85,957	57,678
Selling, general and administrative expenses	175,302	157,056	106,974
Contingent consideration (benefit) expense	(108)	201	2,160
Depreciation and amortization	32,138	24,143	13,876
Total operating expenses	302,963	267,357	180,688
Income from operations	15,611	22,907	27,530
Interest expense	(14,227)	(11,276)	(106)
Interest income and other expense	—	(103)	(144)
Income before provision for income taxes	1,384	11,528	27,280
Income tax benefit (expense)	206	(3,682)	(10,492)
Net income	$1,590	$7,846	$16,788

Stated as a percentage of net revenue:
Net revenue(1)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	30.0%	29.6%	27.7%
Selling, general and administrative expenses	55.0%	54.1%	51.4%
Contingent consideration (benefit) expense	(0.0)%	0.1%	1.0%
Depreciation and amortization	10.1%	8.3%	6.7%
Total operating expenses	95.1%	92.1%	86.8%
Income from operations	4.9%	7.9%	13.2%

Earnings per common share:
Basic	$0.06	$0.29	$0.73
Diluted	$0.05	$0.28	$0.71
Shares used in per share calculations (in thousands):
Basic	28,715	27,473	23,044
Diluted	29,302	28,110	23,634

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6 for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1.7 billion, $1.5 billion and $1.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively, reflecting growth rates of 13.5% and 28.9% in 2016 and 2015, respectively, compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the years ended December 31, 2016, 2015 and 2014, Transactional clients accounted for 81.3%, 81.0% and 74.3% of our revenue, respectively, and Managed Transportation clients accounted for 18.7%, 19.0% and 25.7% of our revenue, respectively. We expect to continue to expand both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include domestic air, expedited services, international and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2016, TL accounted for 67.6% of our revenue, LTL accounted for 26.4% of our revenue, intermodal accounted for 4.3% of our revenue and other transportation accounted for 1.7% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. In turn, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode, including small parcel, could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our expenses as a percentage of net revenue. In 2016, 2015 and 2014, our net revenue was $318.6 million, $290.3 million and $208.2 million, respectively, reflecting growth rates of 9.8% and 39.4% in 2016 and 2015, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2016, 2015 and 2014, commission expense was $95.6 million, $86.0 million and $57.7 million, respectively. In 2016, 2015 and 2014, commission expense as a percentage of net revenue was 30.0%, 29.6% and 27.7%, respectively. TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transaction costs, and other general and administrative expenses. In 2016, 2015 and 2014, our selling, general and administrative expenses were $175.3 million, $157.1 million and $107.0 million, respectively. In 2016, 2015 and 2014, selling, general and administrative expenses as a percentage of net revenue were 55.0%, 54.1% and 51.4%, respectively.

Our contingent consideration expense or benefit is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2016, we recorded a benefit of $0.1 million, compared to charges of $0.2 million and $2.2 million in 2015 and 2014, respectively, due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. In 2016, 2015 and 2014, depreciation expense was $16.3 million, $12.4 million and $10.0 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. In 2016, 2015 and 2014, amortization expense was $15.8 million, $11.7 million and $3.9 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $14.2 million, $11.2 million and $0.1 million for 2016, 2015 and 2014, respectively.
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
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, we generally recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) we do not have latitude in carrier selection; (b) we do not establish rates with the carrier; and (c) we have credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. We extend credit to certain clients in the ordinary course of business based on the customers' credit history. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices past due 90 days are considered delinquent. We generally do not charge interest on past due amounts.
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
Prior to the Command integration in October 2016, we were organized into two operating segments for purposes of goodwill impairment testing, Echo and Command, which were aggregated into one reportable segment pursuant to the provisions of ASC Topic 280 Segment Reporting, which establishes accounting standards for segment reporting. Prior to the integration of Command and as part of our annual goodwill impairment assessment, we performed a quantitative impairment assessment of both reporting units. We estimated fair value of these reporting units using the best information available. We utilized a combination of two valuation methodologies commonly referred to as the income approach and the market approach. For the income approach, we used the discounted cash flow model and for the market approach, we used the guideline public company method. The discounted cash flow method under the income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The guideline public company method under the market approach uses pricing multiples of a peer group of publicly traded companies and applies these multiples to the operating results of each reporting unit to provide indications of value. A concluded enterprise value based on equal weighting of the two methods was reconciled to current market capitalization. Both methods use management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. As a result of our quantitative assessment of the two reporting units, we concluded that the fair value of each reporting unit exceeded its carrying amount.
Subsequent to the integration of Command, we manage the business as one operating segment and reporting unit. There have been no changes in our determination that we have one reportable segment from prior periods. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. After the integration of Command, we performed a qualitative goodwill impairment assessment of the single, combined reporting unit in accordance with ASC 350. We concluded that it was more likely than not that the fair value of the combined reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. Refer to Note 7.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. For more information about our stock-based compensation programs, see Note 14—Stock-Based Compensation Plans.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.

Comparison of years ended December 31, 2016 and 2015

Revenue

Revenue was $1.7 billion in 2016, an increase of 13.5% from $1.5 billion in 2015. The increase in revenue was attributable to a full year of revenue from Command and an increase in shipment volume, offset by a decline in TL rates. Command contributed $477.9 million of revenue for the year ended December 31, 2016. In the prior year, Command contributed $286.4 million of revenue from the acquisition date through December 31, 2015.

Revenue from Transactional clients was $1.4 billion in 2016, an increase of 13.9% from $1.2 billion in 2015. Our percentage of revenue from Transactional clients was 81.3% in 2016, an increase from 81.0% in 2015. The increase in Transactional revenue was driven by the full year impact of the Command acquisition, along with increases in both the number and productivity of client sales employees, offset by a decline in TL Rates.

Revenue from Managed Transportation clients was $320.3 million in 2016, an increase of 11.6% from $287.0 million in 2015. This increase was driven by an increase in the number of Managed Transportation clients and overall Managed Transportation shipment volume. In 2016, 18.7% of our revenue was generated from Managed Transportation clients, a decrease from 19.0% in 2015. This decrease was driven by the inclusion of a full year of Transactional revenue resulting from the acquisition of Command.

Transportation costs

Transportation costs were $1.4 billion in 2016, an increase of 14.4% from $1.2 billion in 2015. The growth in the total number of shipments, including the shipments attributable to a full year of results from the Command acquisition, drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 81.4% in 2016 from 80.8% in 2015 due to a decline in TL margins.

Net revenue

Net revenue was $318.6 million in 2016, an increase of 9.8% from $290.3 million in 2015. The growth in the total number of shipments, including the shipments attributable to a full year of results from the Command acquisition, accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 18.6% in 2016 from 19.2% in 2015 due to a decline in TL margins.

Operating expenses

Commission expense was $95.6 million in 2016, an increase of 11.3% from $86.0 million in 2015. This increase was primarily attributable to the increase in net revenue, including the net revenue attributable to a full year of results from the Command acquisition. For 2016 and 2015, commission expense was 30.0% and 29.6%, respectively, of our net revenue. The marginal increase in commission expense as a percentage of net revenue was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes. The increase in TL net revenue as a percent of total net revenue was driven by a full year of results from the Command acquisition and by organic TL growth at Echo.

Selling, general and administrative expenses were $175.3 million in 2016, an increase of 11.6% from $157.1 million in 2015. As a percentage of net revenue, selling, general and administrative expenses increased to 55.0% in 2016 from 54.1% in 2015. These increases are primarily attributable to integration costs resulting from the Command integration and lower net revenue margins.

The contingent consideration fair-value adjustment resulted in a benefit of $0.1 million and expense of $0.2 million in 2016 and 2015, respectively. In the current year, the benefit is the result of adjustments made to the fair value of the contingent obligation due to previous acquisition owners as a result of financial performance and the time value of money. The benefit was offset by an increase in the fair value of the receivable due from the former owner of Command, as the likelihood of employee retention was adjusted along with the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2016.

Depreciation expense was $16.3 million in 2016, an increase of 31.7% from $12.4 million in 2015. The increase in depreciation expense was primarily attributable to the leasehold improvements, addition of furniture and the addition of computer equipment for the new Chicago space, as the former Command employees located in Skokie moved to the Chicago headquarters in October 2016. The increase was also due to purchases of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software.

Amortization expense in 2016 was $15.8 million, an increase of 34.6% from $11.7 million in 2015. The increase in amortization expense was attributable to the amortization of intangible assets for a full year of expense related to the 2015 acquisitions of Command and Xpress Solutions, Inc. ("Xpress").

Income from operations

Income from operations was $15.6 million in 2016, a decrease of 31.9% from $22.9 million in 2015. The decrease in income from operations was primarily due to the increase of Command integration expenses, depreciation and amortization expenses along with the lower net revenue margins.

Interest expense

Interest expense was $14.2 million in 2016, an increase from $11.2 million in 2015. The increase in interest expense was primarily related to a full year of interest expense on our Notes issued in May 2015 and the ABL Facility we entered into in June 2015.

Income tax benefit (expense)

An income tax benefit of $0.2 million was recognized in 2016, compared to an expense of $3.7 million in 2015. Our effective tax rate decreased to approximately (14.9)% in 2016 from 31.9% in 2015. Our effective tax rate decreased due to an increase of the research and development credit, a tax credit related to a state incentive program and lower pre-tax income.

Net Income

Net income was $1.6 million in 2016, compared to $7.8 million in 2015 as a result of the items previously discussed.

Comparison of years ended December 31, 2015 and 2014

Revenue

Revenue was $1,512.3 million in 2015, an increase of 28.9% from $1,173.4 million in 2014. The increase in revenue was attributable to an increase in shipment volume and net revenue margin. Included in this increase was $286.4 million and $11.8 million of revenue from our 2015 acquisitions Command and Xpress, respectively.

Revenue from Transactional clients was $1,225.3 million in 2015, an increase of 40.6% from $871.3 million in 2014. Our percentage of revenue from Transactional clients was 81.0% in 2015, an increase from 74.3% in 2014. The increase in Transactional revenue was driven by increases in both the number and productivity of sales employees as well as by the addition of Transactional revenue from Command and Xpress.

Revenue from Managed Transportation clients was $287.0 million in 2015, a decrease of 5.0% from $302.1 million in 2014. This decrease was driven by lower fuel costs and the effect of restructuring contracts with two Managed Transportation clients. In 2015, 19.0% of our revenue was generated from Managed Transportation clients, a decrease from 25.7% in 2014. This decrease was driven by the addition of Transactional revenue from Command and Xpress, as well as by the overall decrease in Managed Transportation revenue discussed above.

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

Amortization expense in 2015 was $11.7 million, an increase of 199.0% from $3.9 million in 2014. The increase in amortization expense was attributable to the amortization of intangible assets related to the acquisitions of Command and Xpress.

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

Income tax expense

Income tax expense was $3.7 million in 2015, a decrease from $10.5 million in 2014. This decrease was due to the decrease in income before taxes in the current year. Our effective tax rate decreased to approximately 31.9% in 2015 from 38.5% in 2014. Our effective tax rate decreased due to the impact of the research and development credit on lower income before taxes in 2015, as well as due to changes in state apportionment percentages.

Net Income

Net income was $7.8 million in 2015, compared to $16.8 million in 2014 as a result of the items previously discussed.
Quarterly Results of Operations
The following table represents our unaudited results of operations data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015(2)	Mar. 31, 2015(3)
	(in thousands, except per share data) (unaudited)
Revenue	$406,853	$460,192	$443,830	$405,278	$407,171	$449,993	$371,642	$283,492
Net revenue(1)	71,708	80,863	85,178	80,827	80,092	87,378	69,541	53,252
Operating (loss) income	(1,284)	6,027	7,046	3,821	6,104	8,612	2,840	5,351
Net (loss) income	(2,966)	2,362	1,931	263	1,741	3,459	(682)	3,328
(Loss) earnings per common share:
Basic	$(0.10)	$0.08	$0.07	$0.01	$0.06	$0.12	$(0.03)	$0.14
Diluted	$(0.10)	$0.08	$0.07	$0.01	$0.06	$0.11	$(0.03)	$0.14
(1)Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6 for a reconciliation of net revenue to revenue, the most comparable GAAP measure.
(2)The Company acquired Command in June 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning June 1, 2015.
(3)The Company acquired Xpress in February 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning February 1, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $16.6 million in cash and cash equivalents, $100.4 million in working capital and $169.3 million available under our ABL Facility.

Cash provided by operating activities

For the year ended December 31, 2016, $59.7 million of cash was provided by operating activities. This was a decrease from $70.8 million in 2015, but an increase from $32.4 million in 2014. In 2016, we generated $58.9 million in cash from net income, adjusted for noncash operating items, an increase from $51.1 million in 2015 and $38.0 million in 2014. Changes in working capital primarily relate to changes in accounts receivable, accounts payable and accrued expense balances.

Cash used in investing activities

Cash used in investing activities was $46.9 million, $405.1 million and $48.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, the primary investing activities were capital expenditures. In 2015, the primary investing activities were the cash consideration transferred for the acquisitions of Command and Xpress, as well as capital expenditures. In 2014, the primary investing activities were the cash consideration transferred for the acquisitions of Online Freight Services, Inc. ("OFS"), Comcar Logistics, LLC ("Comcar") and One Stop Logistics, Inc. ("One Stop"), as well as capital expenditures.

Our capital expenditures were $46.9 million, $14.7 million and $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our capital expenditures increased in 2016 due to the procurement of computer hardware and software, internal development of computer software, leasehold improvements and furniture and fixtures for the newly expanded office space at our Chicago headquarters. Computer hardware and software are both purchased from third party vendors.

Cash (used in) provided by financing activities

Cash used in financing activities was $52.7 million in 2016. Cash provided by financing activities in 2015 was $358.3 million, and cash used in financing activities was $3.4 million in 2014.

In 2016, the primary financing activities were the purchases of $49.1 million of treasury stock as part of the share repurchase program (described in Note 12), the $2.3 million payments of contingent consideration, and the $4.9 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $48.5 million on our ABL Facility (all of which was repaid as of December 31, 2016). In 2015, we generated $223.1 million in cash from the issuance of Convertible Notes (net of underwriting discounts and commissions) and $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions). We also drew $40.0 million on our ABL Facility and $34.8 million on our LOC Facility (all of which was repaid as of December 31, 2015). See the "ABL Facility" section below for descriptions of our ABL Facility and LOC Facility. This cash generation was partially offset by 2015 payments of $17.5 million to the former owners of One Stop, $4.1 million of debt and equity issuance costs, $2.9 million to settle contingent consideration obligations and activities related to the exercise of employee stock options.

In 2014, the cash used in financing activities primarily related to contingent consideration payments.

ABL Facility

On June 1, 2015, we entered into a Revolving Credit and Security Agreement with PNC Bank (the "Credit Agreement"). The ABL Facility replaced our previous Credit Agreement dated May 2, 2014 with PNC Bank (the "LOC Facility"). The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million. Our obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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

At December 31, 2016, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at December 31, 2016, as determined by the working capital assets pledged as collateral, was $170.0 million. After adjusting for the letters of credit, our remaining availability for borrowing under the ABL Facility at December 31, 2016 was $169.3 million.

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

In 2017, we expect to use available cash to make approximately $0.7 million of potential contingent earn-out payments, as well as $5.8 million to satisfy the semi-annual Note coupon payments due May 1, 2017 and November 1, 2017. In addition, we currently expect to use $15-20 million for capital expenditures in 2017.

As discussed in Note 12, we may also opt to use cash to repurchase the remainder of the $50.0 million from our 2015 stock repurchase program. The timing and amount of any repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Contractual Obligations

On February 17, 2016, we signed an 11-year lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of December 31, 2016, we continue to also lease over 30 branch sales offices, with average lease terms between 3-5 years.
As of December 31, 2016, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$65,810	$6,611	$14,897	$12,263	$32,039
Senior convertible notes, including interest	250,125	5,750	11,500	232,875	—
Contingent consideration obligations (1)	1,700	744	956	—	—
Total	$317,635	$13,105	$27,353	$245,138	$32,039
____________________

(1)
This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Note 5 in the notes to the consolidated financial statements for a discussion of the fair values of these contingent consideration obligations as of December 31, 2016.

Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application.

We plan to adopt this standard on January 1, 2018, using the modified retrospective approach. We will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. We have begun evaluating whether this standard will have an impact on the gross versus net revenue recognition policies for our Transactional and Managed Transportation revenue. The new standard will also require us to evaluate whether we transfer control of our brokerage and transportation management services as of a point in time or over time. This evaluation may have an impact on the timing in which we recognize revenue under the new standard. In addition, the new standard will require enhanced disclosures. We are continuing our assessment of these matters and other aspects of the new standard.

ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This accounting standard is effective for annual and interim periods ending after December 15, 2016.

We have adopted this standard for the fiscal year ended December 31, 2016, including the implementation of controls for our internal control framework. As a result of our assessment, we did not find any conditions or events that would raise substantial doubt about our ability to continue as a going concern.

ASU 2016-15, Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and the settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. Early adoption is permitted. We are evaluating the effects that the adoption of this guidance will have on our cash flow presentation within our consolidated financial statements.

ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2016-09 is expected to impact the recording of income taxes in our financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of our option holders. We will adopt this standard as of January 1, 2017.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). This guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. ASU 2016-02 will be effective beginning January 1, 2019. We are evaluating the effects that the adoption of this guidance will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We generally pass through fluctuations in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2016, 2015 and 2014.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2016. The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Echo Global Logistics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Echo Global Logistics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Echo Global Logistics, Inc. and Subsidiaries, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Echo Global Logistics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echo Global Logistics, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2017

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,646,089	$56,522,194
Accounts receivable, net of allowance for doubtful accounts of $3,018,995 and $1,627,315 at December 31, 2016 and 2015, respectively	231,430,645	196,420,614
Income taxes receivable	7,757,841	1,038,327
Prepaid expenses	7,856,366	3,605,602
Other current assets	4,609,933	3,237,227
Total current assets	268,300,874	260,823,964
Noncurrent assets:
Property and equipment, net	57,450,059	27,304,474
Goodwill	307,314,171	308,490,588
Intangible assets, net of accumulated amortization of $42,590,238 and $26,785,810 at December 31, 2016 and 2015, respectively	131,727,741	147,532,169
Other noncurrent assets	1,975,071	2,358,587
Total noncurrent assets	498,467,042	485,685,818
Total assets	$766,767,916	$746,509,782

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$135,386,424	$103,985,783
Due to seller, current	743,600	2,338,462
Accrued expenses	31,810,671	30,283,062
Other current liabilities	—	784,829
Total current liabilities	167,940,695	137,392,136
Noncurrent liabilities:
Convertible notes, net	203,564,011	196,659,354
Due to seller, noncurrent	956,400	1,748,235
Other noncurrent liabilities	19,487,942	2,940,435
Deferred income taxes	16,669,138	12,520,048
Total noncurrent liabilities	240,677,491	213,868,072
Total liabilities	408,618,186	351,260,208
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 30,421,273 shares issued and 28,131,479 shares outstanding at December 31, 2016; 29,765,525 shares issued and 29,727,588 shares outstanding at December 31, 2015	3,045	2,979
Treasury stock, 2,289,794 and 37,937 shares at December 31, 2016 and December 31, 2015	(49,148,912)	(784,829)
Additional paid-in capital	328,676,749	319,002,254
Retained earnings	78,618,848	77,029,170
Total stockholders' equity	358,149,730	395,249,574
Total liabilities and stockholders' equity	$766,767,916	$746,509,782
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Revenue	$1,716,152,159	$1,512,298,686	$1,173,382,760
Costs and expenses:
Transportation costs	1,397,577,664	1,222,035,371	965,165,330
Selling, general and administrative expenses	270,826,387	243,214,264	166,812,670
Depreciation and amortization	32,137,592	24,142,527	13,876,079
Income from operations	15,610,516	22,906,524	27,528,681
Interest income	—	23,909	—
Interest expense	(14,226,796)	(11,276,207)	(105,404)
Other expense	—	(126,295)	(144,128)
Interest and other expense	(14,226,796)	(11,378,593)	(249,532)
Income before provision for income taxes	1,383,720	11,527,931	27,279,149
Income tax benefit (expense)	205,958	(3,682,257)	(10,491,591)
Net income	$1,589,678	$7,845,674	$16,787,558

Earnings per common share:
Basic	$0.06	$0.29	$0.73
Diluted	$0.05	$0.28	$0.71
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2014	22,900,471	$2,291	$106,831,802	—	$—	$52,395,938	$159,230,031
Share compensation expense	—	—	4,405,426	—	—	—	4,405,426
Exercise of stock options	173,727	17	1,077,731	—	—	—	1,077,748
Common stock issued for vesting of restricted stock	187,594	19	(19)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(54,741)	(5)	(1,116,853)	—	—	—	(1,116,858)
Tax benefit from exercise of stock options	—	—	1,490,273	—	—	—	1,490,273
Net income	—	—	—	—	—	16,787,558	16,787,558
Balance at December 31, 2014	23,207,051	2,322	112,688,360	—	—	69,183,496	181,874,178
Share compensation expense	—	—	14,023,751	—	—	—	14,023,751
Exercise of stock options	150,701	15	1,057,868	—	—	—	1,057,883
Common stock issued for vesting of restricted stock	209,510	22	(22)	—	—	—	—
Common stock issued for vesting of performance shares	17,375	2	(2)	—	—	—	—
Common stock issued from Equity Offering	5,750,000	575	157,835,675	—	—	—	157,836,250
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	18,956,232	—	—	—	18,956,232
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(72,941)	(7)	(1,922,140)	—	—	—	(1,922,147)
Common shares issued for acquisition	503,829	50	14,745,950	—	—	—	14,746,000
Tax benefit from exercise of stock options	—	—	1,616,582	—	—	—	1,616,582
Purchases of treasury stock	—	—	—	(37,937)	(784,829)	—	(784,829)
Net income	—	—	—	—	—	7,845,674	7,845,674
Balance at December 31, 2015	29,765,525	2,979	319,002,254	(37,937)	(784,829)	77,029,170	395,249,574
Share compensation expense	—	—	13,134,402	—	—	—	13,134,402
Exercise of stock options	191,237	19	1,156,741	—	—	—	1,156,760
Common stock issued for vesting of restricted stock	638,003	64	(64)	—	—	—	—
Common stock issued for vesting of performance shares	37,547	4	(4)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(211,039)	(21)	(4,868,935)	—	—	—	(4,868,956)
Tax benefit from exercise of stock options	—	—	252,355	—	—	—	252,355
Purchases of treasury stock	—	—	—	(2,251,857)	(48,364,083)	—	(48,364,083)
Net income	—	—	—	—	—	1,589,678	1,589,678
Balance at December 31, 2016	30,421,273	$3,045	$328,676,749	(2,289,794)	$(49,148,912)	$78,618,848	$358,149,730

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$1,589,678	$7,845,674	$16,787,558
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,149,089	(5,122)	729,600
Noncash stock compensation expense	13,134,402	14,023,751	4,405,426
Noncash interest expense	7,614,220	4,867,364	—
Change in contingent consideration due to seller	(112,954)	201,452	2,160,316
Change in contingent consideration due from seller	5,145	—	—
Loss on disposal of assets	409,020	—	—
Depreciation and amortization	32,137,592	24,142,527	13,876,079
Change in assets, net of acquisitions:
Accounts receivable	(35,010,031)	12,508,623	(24,018,807)
Income taxes receivable	(8,533,585)	(1,464,187)	(631,331)
Prepaid expenses and other assets	(5,528,243)	(450,824)	(2,401,464)
Change in liabilities, net of acquisitions:
Accounts payable	31,400,638	5,745,669	11,460,893
Accrued expenses and other liabilities	18,480,794	3,421,529	9,994,275
Net cash provided by operating activities	59,735,765	70,836,456	32,362,545
Investing activities
Purchases of property and equipment	(46,887,769)	(14,744,850)	(15,155,168)
Payments for acquisitions, net of cash acquired	—	(390,395,041)	(33,768,519)
Net cash used in investing activities	(46,887,769)	(405,139,891)	(48,923,687)
Financing activities
Tax benefit of stock options exercised	1,660,750	2,222,458	1,495,481
Receipt of contingent consideration due from seller	750,000	—	—
Payments of contingent consideration due to seller	(2,273,743)	(2,945,833)	(4,859,670)
Proceeds from exercise of stock options	1,156,760	1,057,883	1,077,748
Employee tax withholdings related to net share settlements of equity-based awards	(4,868,956)	(1,922,147)	(1,116,858)
Purchases of treasury stock	(49,148,912)	—	—
Proceeds from borrowing on line of credit	—	34,782,500	5,000,000
Repayments of amounts borrowed on line of credit	—	(34,782,500)	(5,000,000)
Proceeds from borrowing on ABL facility	48,500,000	40,000,000	—
Repayments of amounts borrowed on ABL facility	(48,500,000)	(40,000,000)	—
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	158,412,500	—
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	—	223,100,000	—
Payment of common stock and debt issuance costs	—	(4,133,851)	—
Payment to former owners of One Stop Logistics	—	(17,507,500)	—
Net cash (used in) provided by financing activities	(52,724,101)	358,283,510	(3,403,299)
(Decrease) Increase in cash and cash equivalents	(39,876,105)	23,980,075	(19,964,441)
Cash and cash equivalents, beginning of period	56,522,194	32,542,119	52,506,560
Cash and cash equivalents, end of period	$16,646,089	$56,522,194	$32,542,119
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,913,056	$5,450,509	$105,404
Cash paid during the year for income taxes	3,100,284	3,074,254	8,901,068
Noncash investing activity
Issuance of common stock in connection with Command acquisition	—	14,746,000	—
Noncash financing activity
Fair value of due to seller obligation at acquisition date	—	1,500,000	880,000
Liability for purchases of treasury stock not yet settled	—	784,829	—
Current liability to former owners of One Stop Logistics	$—	$—	$17,507,500
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1. Description of Business
Echo Global Logistics, Inc. ("the Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less-than-truckload ("LTL"), small parcel, intermodal, domestic air, expedited and international. The Company's core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill payment and audit, and payment and performance management and reporting functions, including executive dashboard tools.

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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of contingent earn-out payments. The fair value of the due from seller asset is determined based on the likelihood of the employee retention criteria being met. The fair value of the liability component of the Notes (as defined in Note 9) was determined using the discounted cash flow analysis discussed in Note 9.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs are recognized on a gross basis when the shipment has been delivered by a third-party carrier. Fee for service revenue, recognized on a net basis, is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company's obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.
In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including the selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) we do not have latitude in carrier selection; (b) we do not establish rates with the carrier; and (c) we have credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.
Rebates
The Company has entered into agreements with certain clients to rebate to them a portion of the costs that they pay to the Company for transportation services, based on certain conditions and/or pricing schedules that are specific to each individual agreement, but that are typically constructed as a percentage of the costs that the client incurs.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Rebates are recognized at the same time that the related transportation revenue is recognized and are recorded as a reduction of transportation revenue.
Segment Reporting
For operating purposes, the Company is organized as one operating segment subsequent to the Company's integration of Command (Note 4) in October of 2016. Prior to the Command integration, the Company was organized as two operating segments, Echo and Command, which had been aggregated to one reportable segment for reporting purposes pursuant to the provisions of ASC Topic 280 Segment Reporting, which establishes accounting standards for segment reporting. There has been no change in the Company's determination that it has one reportable segment from prior periods.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices 90 days past due are considered delinquent. The Company generally does not charge interest on past due amounts. Additionally, the Company maintains a credit insurance policy for certain accounts.
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $1,069,165, $1,427,983 and $1,937,227 of bad debt expense for the years ended December 31, 2016, 2015 and 2014, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements under operating leases are depreciated over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 years
Office equipment	5 years
Furniture and fixtures	5 - 7 years
Operating Leases
Certain operating leases include rent increases during the initial lease term. For these leases, we recognize the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and record the difference between the amounts charged to rent expense and amount paid as deferred rent.
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total expense, included in depreciation expense, for the years ended December 31, 2016, 2015 and 2014 was $9,031,147, $8,648,096 and $7,572,309, respectively. At December 31, 2016 and 2015, the net book value of internal use software costs was $20,234,055 and $14,649,370, respectively.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

circumstances indicate a possible impairment may exist. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year.
Prior to the Command integration in October 2016, the Company was organized into two operating segments for purposes of goodwill impairment testing, Echo and Command, which were aggregated into one reportable segment pursuant to the provisions of ASC Topic 280 Segment Reporting, which establishes accounting standards for segment reporting. Prior to the integration of Command and as part of the Company's annual goodwill impairment assessment, the Company performed a quantitative impairment assessment of both reporting units. The Company estimated fair value of these reporting units using the best information available. The Company utilized a combination of two valuation methodologies commonly referred to as the income approach and the market approach. For the income approach, the Company used the discounted cash flow model and for the market approach, the Company used the guideline public company method. The discounted cash flow method under the income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The guideline public company method under the market approach uses pricing multiples of a peer group of publicly traded companies and applies these multiples to the operating results of each reporting unit to provide indications of value. A concluded enterprise value based on equal weighting of the two methods was reconciled to current market capitalization. Both methods use management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. As a result of our quantitative assessment of the two reporting units, the Company concluded that the fair value of each reporting unit exceeded its carrying amount.
Subsequent to the integration of Command, the Company manages the business as one operating segment and reporting unit. There has been no change in the Company's determination that it has one reportable segment from prior periods. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. After the integration of Command, the Company performed a qualitative goodwill impairment assessment of the single, combined reporting unit in accordance with ASC 350. The Company concluded that it was more likely than not that the fair value of the combined reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized on an accelerated basis over their estimated weighted-average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. Refer to Note 7.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.
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
Years Ended December 31, 2016, 2015 and 2014

selling, general and administrative expense in the consolidated statements of operations. See Note 14—Stock-Based Compensation Plans for a description of the Company's accounting for stock-based compensation plans.
Self-Insurance Liability

Since January 2014, the Company has been self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. The total estimated self-insurance liabilities at December 31, 2016 and 2015 were $1,127,177 and $995,024, respectively.

3. New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application.
The Company plans to adopt this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The Company has begun evaluating whether this standard will have an impact on the gross versus net revenue recognition policies for its Transactional and Managed Transportation revenue. This new standard will also require the Company to evaluate whether it transfers control of its brokerage and transportation management services as of a point in time or over time. This evaluation may have an impact on the timing in which the Company recognizes revenue under the new standard. In addition, the new standard will require enhanced disclosures. The Company is continuing its assessment of these matters and other aspects of the new standard.

ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This accounting standard is effective for annual and interim periods ending after December 15, 2016.

The Company adopted this standard for the fiscal year ended December 31, 2016, including the implementation of controls for our internal control framework. As a result of the assessment, the Company did not find any conditions or events that would raise substantial doubt about its ability to continue as a going concern.

ASU 2016-15, Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and the settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its cash flow presentation within the consolidated financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2016-09 is expected to impact the recording of income taxes in the Company's financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. The Company will adopt this standard as of January 1, 2017.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). This guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. ASU 2016-02 will be effective beginning January 1, 2019. The Company is evaluating the effects that the adoption of this guidance will have on our financial statements.

4. Acquisitions

2015 Acquisitions

Xpress Solutions, Inc.

On February 1, 2015, the Company acquired Xpress Solutions, Inc. ("Xpress"), a non-asset based TL and LTL transportation brokerage based in Frankfort, Illinois, and the results of Xpress have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of Xpress for $6,054,937 in cash, subject to working capital adjustments, and an additional $3,000,000 in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to January 31, 2019.  As a result of the purchase accounting for the acquisition, the Company recorded $4,081,407 of goodwill, $1,500,000 as the estimated opening balance sheet fair value of the contingent consideration obligation and $3,000,000 of customer relationship intangible assets. The amount of goodwill deductible for U.S. income tax purposes is $2,581,407, which excludes the opening balance sheet fair value of the contingent consideration obligation.

The Company has recognized a $192,091 decrease in the fair value of the contingent consideration obligation for the year ended December 31, 2016, resulting in a contingent consideration obligation of $970,000 at December 31, 2016.

The Company recognized a $40,000 increase in the fair value of the contingent consideration obligation for the year ended December 31, 2015, resulting in a contingent consideration obligation of $1,540,000 at December 31, 2015.

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

The Company financed the cash purchase price for the Command acquisition, in part, with the proceeds from the issuance of shares of its common stock and Notes, as defined in Note 9. The Company financed the remainder of the cash purchase price for the Command acquisition with drawings under its ABL Facility, also defined in Note 9. Additionally, a portion of the

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

purchase price consisted of shares of Echo common stock issued to one of the sellers. The acquisition date fair value of the total consideration transferred was $407.7 million:

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

Goodwill of $225,304,568, which is approximately the amount of goodwill deductible for U.S. income tax purposes, represents the premium the Company paid over the fair value of the net tangible and identifiable intangible assets it acquired. The primary purpose of this acquisition was to expand the Company's national scale and density in the highly fragmented truckload market. In addition, Echo acquired an experienced sales force, with established customer and carrier relationships, and Command executives with significant experience in the transportation industry.
During the first quarter of 2016, the Company adjusted the purchase price to recognize a $1.2 million contingent asset that may be due from the seller related to the retention of former Command employees. The fair value of the contingent asset at the acquisition date was determined based on the probability of the Company meeting certain employee retention criteria set forth in the purchase agreement. The Company recorded the current and noncurrent portions of the contingent asset to other current assets and other noncurrent assets, respectively, on the balance sheet. The Company will determine the fair value of the contingent asset each quarter based on the likelihood of meeting the employee retention criteria, and will record any change in fair value to selling, general and administrative expense in the consolidated statements of operations. The maximum amount the Company could have received under this agreement was $1.5 million. During the second quarter of 2016, the Company received $750,000 from the seller of Command after the Company met certain employee retention criteria set forth in the purchase agreement. The Company calculated the fair value of the contingent asset as of December 31, 2016 to be $421,272.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The fair values assigned to the intangible assets acquired were as follows:

Intangible Asset	Value	Useful Life
Customer relationships	$97,200,000	17 years
Carrier relationships	18,300,000	17 years
Trade names	5,000,000	4 years
Non-compete agreements	4,900,000	5-8 years
	$125,400,000
The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method.

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vested on June 1, 2016 and was recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock and performance stock vests over 3 years and will be recognized as compensation expense over the vesting period. As of December 31, 2016, 33,588 and 33,589 shares of restricted common stock and performance stock, respectively, were outstanding. The stock compensation expense related to these issuances for the years ended December 31, 2016 and 2015 was $5.3 million and $7.3 million, respectively.

5. Fair Value Measurement

The Company applies ASC Topic 820 Fair Value Measurements and Disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at December 31, 2016 was $1.7 million. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

The Company's financial assets relate to contingent payments that may be due from the seller of Command if certain employee retention criteria are met. The fair value of the due from seller contingent asset at December 31, 2016 was $0.4 million. The fair value of the due from seller contingent asset is determined based on the likelihood of the employee retention criteria being met.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged between 5% and 6%. Historical results of the respective acquisitions serve as the basis for preparing the financial forecasts used in the valuation.

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

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2016 and 2015:

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,700,000)	—	—	$(1,700,000)
Assets:
Contingent consideration due from seller	$421,272	—	—	$421,272

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(4,086,697)	—	—	$(4,086,697)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at January 1, 2015	$(5,331,078)
Xpress acquisition, acquisition date fair value	(1,500,000)
Change in contingent consideration due to seller	(201,452)
Payments of contingent consideration due to seller	2,945,833
Balance at December 31, 2015	(4,086,697)
Change in contingent consideration due to seller	112,954
Payments of contingent consideration due to seller	2,273,743
Balance at December 31, 2016	$(1,700,000)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at January 1, 2016	$—
Command purchase price adjustment	1,176,417
Receipt of contingent consideration due from seller	(750,000)
Change in contingent consideration due from seller	(5,145)
Balance at December 31, 2016	$421,272

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2016, the Company recognized a benefit of $107,809 in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique, compared to expenses of $201,452 and $2,160,316 in 2015 and 2014, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the likelihood of the employee retention criteria being met.

For the years ended December 31, 2016, 2015 and 2014, the Company made contingent earn-out payments of $2,273,743,$2,945,833 and $4,859,670, respectively, to sellers of businesses acquired by the Company. During 2016, the Company received $750,000 of contingent payments from the seller of Command. The Company did not receive any contingent payments from the seller of Command in 2015.

6. Property and Equipment
Property and equipment at December 31, 2016 and 2015, consisted of the following:

	December 31,	December 31,
	2016	2015
Computer equipment	$18,976,263	$13,518,440
Software, including internal use software	70,530,529	56,211,129
Furniture, fixtures and office equipment	8,797,633	5,564,340
Leasehold improvements	27,441,169	6,951,914
	125,745,594	82,245,823
Less accumulated depreciation	(68,295,535)	(54,941,349)
Net property and equipment	$57,450,059	$27,304,474
Depreciation expense, including amortization of capitalized internal use software, was $16,333,164, $12,403,273 and $9,950,256 for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31:

Balance as of January 1, 2015	$77,909,537
One Stop, purchase accounting adjustment	18,659
Xpress acquisition, goodwill acquired	4,081,407
Command acquisition, goodwill acquired	226,480,985
Balance as of December 31, 2015	308,490,588
Command acquisition, purchase accounting adjustment	(1,176,417)
Balance as of December 31, 2016	$307,314,171

The following is a summary of amortizable intangible assets as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015	Weighted- Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Non-compete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(42,590,238)	(26,785,810)
Intangible assets, net	$131,727,741	$147,532,169

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $15,804,428, $11,739,254, and $3,925,823 for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

2017	$14,243,799
2018	12,861,305
2019	11,470,909
2020	10,638,587
2021	10,025,278
Thereafter	72,487,863
Total	$131,727,741

8. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Accrued compensation	$15,947,570	$17,937,504
Accrued rebates	1,566,825	2,535,606
Accrued employee benefits	2,796,050	2,809,239
Accrued professional service fees	619,502	1,837,749
Accrued interest	1,158,854	1,463,880
Deferred rent	2,847,842	400,809
Other (1)	6,874,028	3,298,275
Total accrued expenses	$31,810,671	$30,283,062
(1) This increase includes liabilities related to improvements for the expanded office space at our Chicago headquarters placed into service before the end of 2016.

The other noncurrent liabilities of $19,487,942 and $2,940,435 at December 31, 2016 and December 31, 2015, respectively, consist of the portion of deferred rent in excess of twelve months.

9. Long-Term Debt

ABL Facility

On June 1, 2015, the Company and Command, as co-borrowers, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million (the “ABL Facility”). The Company’s obligations under the Credit Agreement are secured, on a first lien priority basis, by certain working capital assets. The initial aggregate principal amount under the ABL Facility may be increased from time to time by an additional $100 million to a maximum aggregate principal amount of $300 million.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

At December 31, 2016, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.9 million and $0.6 million for the years ended December 31, 2016 and 2015.

During 2016, the Company drew $48.5 million on the ABL Facility. This entire amount was repaid during the year, and no amounts were outstanding on the ABL Facility as of December 31, 2016. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2016, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at December 31, 2016, as determined by the working capital assets pledged as collateral, was $170.0 million. After adjusting for the letters of credit, the Company's remaining availability to borrow under the ABL Facility at December 31, 2016 was $169.3 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the years ended December 31, 2016 and 2015, the Company has recorded $0.7 million and $0.4 million, respectively, of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at December 31, 2016, the unamortized issuance costs are presented as a deferred asset on the balance sheet.

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 in a registered public offering (the "Notes").

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of December 31, 2016, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the year ended December 31, 2016.

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
Years Ended December 31, 2016, 2015 and 2014

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

As of December 31, 2016 and 2015, the carrying amount of the Notes on the consolidated balance sheets is calculated as follows:

	December 31, 2016	December 31, 2015
Convertible senior notes, principal amount	$230,000,000	$230,000,000
Unamortized debt discount	(22,070,838)	(27,835,387)
Unamortized debt issuance costs	(4,365,151)	(5,505,259)
Convertible senior notes, net	$203,564,011	$196,659,354

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2016 was $224.8 million. The fair value of the Notes was estimated based on the trading price of the Notes at December 31, 2016. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the Notes of $12.7 million for the year ended December 31, 2016, consisting of $5.8 million of contractual coupon interest, $5.8 million of debt discount amortization and $1.1 million of debt issuance cost amortization.

The Company recognized interest expense related to the Notes of $8.1 million from the issuance date through December 31, 2015, consisting of $3.8 million of contractual coupon interest, $3.6 million of debt discount amortization and $0.7 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from December 31, 2016 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2017	2018	2019	2020
Senior convertible notes, including interest	$250,125,000	5,750,000	5,750,000	5,750,000	$232,875,000

10. Commitments and Contingencies

In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and continues to defend the Company's position through additional courses of action still available to the Company. The Company has not recorded any potential loss related to this matter as of December 31, 2016.

Leases
On February 17, 2016, the Company signed an 11-year lease for an additional 132,000 square feet at its Chicago, Illinois headquarters, bringing the total leased square footage at its headquarters to 224,678 square feet. The amended lease agreement

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

expires in September 2027 and has escalating base monthly rental payments, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building. Leasehold improvements for the new space are amortized over the 11 year life of the lease.
In December 2016, Echo terminated its lease at the former Command headquarters in Skokie, Illinois (refer to Note 20). In addition, subsequent to the relocation of Command employees to the Chicago headquarters, Echo recorded a termination liability of $646,410 as of December 31, 2016 related to the other Skokie lease as part of the Command acquisition. As of December 31, 2016, the Company continues to also lease over 30 branch sales offices, with average lease terms between 3-5 years.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2016, 2015 and 2014 was $8,426,920, $5,620,731 and $4,361,734, respectively.
Future minimum annual rental payments for the next five years and thereafter are as follows:

Operating Leases
2017	$6,610,983
2018	7,559,174
2019	7,338,220
2020	7,027,400
2021	5,235,304
Thereafter	32,039,125
Total	$65,810,206

11. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740 Income Taxes. For the years ended December 31, 2016 and 2015, the Company recognized net decreases of $160,672 and $112,599, respectively, in unrecognized tax benefits that impact the tax rate. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2016 and 2015. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at January 1	$420,909	$595,938
Increases / (decreases) related to prior year tax positions	410,170	(207,029)
Increases related to current year tax positions	82,500	32,000
Decreases based on settlements with taxing authorities	(549,255)	—
Balance at December 31	$364,324	$420,909
Of the total unrecognized tax benefits disclosed above, $54,649 and $420,909 are classified as other noncurrent liabilities for the years ended December 31, 2016 and 2015, respectively, and $227,175 is an offset to income taxes receivable as of December 31, 2016 in the consolidated balance sheets. The remainder is included in deferred income taxes in the consolidated balance sheets. The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2016 and 2015, respectively, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities before 2013, and state and local income tax examinations, by tax authorities for years before 2012.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The provision for income taxes consists of the following components for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Current:
Federal	$(5,027,290)	$3,889,649	$8,326,480
State	672,243	(202,270)	1,435,511
Total current	(4,355,047)	3,687,379	9,761,991
Deferred:
Federal	5,406,027	(23,265)	560,345
State	(1,256,938)	18,143	169,255
Total deferred	4,149,089	(5,122)	729,600
Income tax (benefit) expense	$(205,958)	$3,682,257	$10,491,591
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2016	2015	2014
Tax expense at U.S. federal income tax rate	$484,302	$4,034,776	$9,547,702
State income taxes, net of federal income tax effect	52,823	36,308	951,284
Nondeductible expenses and other	188,813	119,705	176,878
Effect of state rate change on deferred items	(88,468)	(25,338)	8,402
Research and development credit	(467,500)	(364,050)	(360,584)
Changes in unrecognized tax benefits	(160,672)	(112,599)	182,385
Provision to return adjustments	(71,588)	(6,545)	(14,476)
State Tax Credits	(1,232,381)	—	—
Valuation Allowance	556,888	—	—
Audit Settlements	531,825	—	—
Income tax (benefit) expense	$(205,958)	$3,682,257	$10,491,591

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

At December 31, 2016, the Company's noncurrent deferred tax assets and liabilities, after applying the new guidance, consisted of the following:

	2016	2015
Noncurrent deferred tax assets:
Reserves and allowances	$9,487,067	$2,142,123
Stock options	3,899,180	6,063,284
Research and development credit	467,500	—
Net operating loss carryforward	456,639	—
Credit carryforwards	1,232,381	—
Subtotal	15,542,767	8,205,407
Valuation allowance	(556,888)	—
Total noncurrent deferred tax assets	14,985,879	8,205,407
Noncurrent deferred tax liabilities:
Prepaid and other expenses	494,744	1,342,674
Intangible assets	7,607,703	1,631,816
Property and equipment	15,508,307	7,529,641
Convertible debt	8,044,263	10,221,324
Total noncurrent deferred tax liabilities	31,655,017	20,725,455
Net deferred tax liability	$(16,669,138)	$(12,520,048)
For the year ended December 31, 2016, the Company has recorded a deferred tax asset of $1,232,381 for certain state tax credits with a 5 year credit carryforward period. The Company believes that it is more likely than not that a portion of the benefit from these state tax credit carryforwards will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $556,888 on the deferred tax asset relating to these state tax credit carryforwards.
As of December 31, 2016, the Company has recorded a deferred tax asset for state income tax net operating loss carryforwards of $456,639, which will expire at various dates from tax years 2026 through 2036.

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2016, there was no preferred stock outstanding.
Treasury Stock
On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock and Notes through December 31, 2017. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
As of December 31, 2016, the Company has repurchased 2,289,794 shares of common stock at a cost of $49.1 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock. There were no employee stock options excluded from the calculation of diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014. The computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$1,589,678	$7,845,674	$16,787,558
Denominator:
Denominator for basic earnings per common share - weighted-average shares	28,714,910	27,473,054	23,044,029
Effect of dilutive securities:
Employee stock options and restricted stock	586,947	636,495	590,312
Denominator for dilutive earnings per common share	29,301,857	28,109,549	23,634,341
Basic earnings per common share	$0.06	$0.29	$0.73
Diluted earnings per common share	$0.05	$0.28	$0.71

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan ("the 2008 Plan"). Upon adoption, the 2005 Stock Option Plan was merged into the 2008 Plan and ceased to separately exist. Outstanding awards under the 2005 Stock Option Plan are now subject to the 2008 Plan and no additional awards may be made under the 2005 Stock Option Plan on or after the effective date of the 2008 Plan. A total of 1,400,000 shares of common stock have been reserved for issuance under the 2008 Plan. The 2008 Plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the vesting period. As specified in the 2008 Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the 2008 Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the 2008 Plan, three types of stock incentives have been issued: stock option awards, restricted stock awards and performance and market-based stock awards.
In 2016, the Company awarded 284,086 shares of restricted stock to certain employees and directors, of which 23,634 will vest ratably over one year, 59,577 will vest ratably over three years and 200,875 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $23.02 to $27.79.
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
There was $13,018,218 and $17,729,906 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2016 and 2015, respectively. This cost is expected to be recognized over a weighted-average period of 2.26 years.

In June 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees, providing for the issuance of 335,882 shares of restricted common stock of the Company to 33 employees of Command and 100,766 shares of restricted common stock and 67,178 shares of performance stock to two of the sellers who entered into new employment agreements with the Company, each as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). These restricted stock grants are included in the 677,091 shares of restricted stock mentioned above. The 335,882 shares of restricted common stock issued to 33 employees of Command were fully vested as of December 31, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Stock Option Awards

There were no stock options granted during 2016, 2015 or 2014. The Company's 2013 stock option grant and all previous stock option grants were valued using the Black-Scholes-Merton option valuation model. The Company recorded $32,681, $226,050 and $479,921 in compensation expense with corresponding tax benefits of $12,288, $88,160 and $187,169 for stock option awards for the years ended December 31, 2016, 2015 and 2014, respectively.
A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,099,226	$8.83	5.0	$13,899,986
Granted	—	—
Exercised	(173,727)	6.20		3,995,095
Forfeited or canceled	(3,610)	12.20
Outstanding at December 31, 2014	921,889	$9.32	4.2	$18,329,554
Granted	—	—
Exercised	(150,701)	7.02		2,014,921
Forfeited or canceled	(1,660)	12.01
Outstanding at December 31, 2015	769,528	$9.76	3.4	$8,178,882
Granted	—	—
Exercised	(191,237)	6.05		3,633,746
Forfeited or canceled	—	—
Outstanding at December 31, 2016	578,291	$10.99	3.0	$8,131,137
Options vested and exercisable at December 31, 2016	578,291	$10.99	3.0	$8,131,137
The following table provides information about stock options granted and vested in the years ended December 31:

	2016	2015	2014
Options granted:
Exercise price per share of options granted	—	—	—
Options vested/exercisable:
Grant date fair value of options vested	$2,747,547	$2,950,446	$3,250,365
Aggregate intrinsic value of options vested and exercisable at end of period	$8,131,137	$7,997,359	$17,827,707
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2016, 2015 and 2014, respectively. These amounts change based on the fair market value of the Company's stock, which was $25.05, $20.39 and $29.20 on the last business day of the years ended December 31, 2016, 2015 and 2014, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Restricted Stock Awards
In 2016, the Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2016:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	950,786	$26.90
Granted	284,086	25.35
Vested	(638,004)	27.09
Forfeitures	(37,377)	27.75
Non-vested at December 31, 2016	559,491	$25.21

In 2016, 2015 and 2014, the Company recorded $10,625,440, $11,821,382 and $3,520,439 in compensation expense with corresponding tax benefits of $3,995,165, $4,610,339 and $1,372,971 for restricted stock awards, respectively.

Performance-Based Shares

In 2015, the Company granted 67,178 shares of performance stock at a grant date fair value of $32.52 to two of the sellers of Command, who entered into new employment agreements with the Company. The amount of shares that vest is determined based on the level of performance goal achieved. In accordance with ASC 718 Compensation - Stock Compensation, the Company evaluated whether the shares would be earned at December 31, 2016. As of December 31, 2016, 33,589 shares of performance stock were outstanding. This grant of performance stock is discussed further in Note 4.

In 2016, the Company granted 24,064 shares of restricted stock at a grant date fair value of $28.45 to certain branch executives, which was issued based on financial targets achieved during the performance period.

In 2016, the Company recognized $235,880 in stock compensation expense with corresponding tax benefits of $88,691 for performance-based shares described in the paragraphs above. The Company recognized $595,870 in stock compensation expense with corresponding tax benefits of $232,389 for the year ended December 31, 2015.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 91,612 and 69,213 shares of performance and market-based stock at a grant date fair value of $34.67 and $32.84 during the years ended December 31, 2016 and December 31, 2015, respectively.

The Company recorded $2,240,401 and $1,380,449 in compensation expense with corresponding tax benefits of $842,391 and $538,375 in 2016 and 2015, respectively.

15. Benefit Plans
The Company maintains a 401(k) savings plan, covering all of the Company's employees upon hiring date. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $1,651,111, $1,182,094 and $564,407, respectively.

16. Significant Customer Concentration
For the years ended December 31, 2016, 2015 and 2014, all revenue consisted of sales generated from customers that were individually less than 10% of the Company's total revenue.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

17. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$405,277,532	$443,829,924	$460,191,903	$406,852,800
Operating income (loss)	3,820,994	7,046,310	6,026,809	(1,283,597)
Net income (loss)	262,611	1,930,769	2,362,050	(2,965,752)
Earnings (loss) per common share:
Basic	$0.01	$0.07	$0.08	$(0.10)
Diluted	$0.01	$0.07	$0.08	$(0.10)
	Year Ended December 31, 2015
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter
Revenue	$283,491,574	$371,642,242	$449,993,415	$407,171,455
Operating income	5,350,766	2,839,993	8,611,531	6,104,234
Net income (loss)	3,327,777	(681,628)	3,458,705	1,740,820
Earnings (loss) per common share:
Basic	$0.14	$(0.03)	$0.12	$0.06
Diluted	$0.14	$(0.03)	$0.11	$0.06

(1)The Company acquired Xpress in February 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning February 1, 2015.
(2)The Company acquired Command in June 2015 and the financial results of this acquisition are included in the consolidated financial statements beginning June 1, 2015.

18. Legal Matters

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

20. Related Parties

From the closing of the Command acquisition on June 1, 2015 through December 20, 2016, the Company leased the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command who joined the Echo Board of Directors in June 2015. This lease was terminated in the fourth quarter of 2016 and the Company paid $994,569 to Paul Loeb, to settle the termination of the lease. The lease required monthly rental payments of $54,638 through its termination date. The Company was obligated to pay real estate taxes, insurance and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015 is $1,347,277 and $382,466, respectively. All amounts due under the lease were paid as of December 20, 2016, and thus there was no liability due to the related party at December 31, 2016.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2016. As required under this Item 9A, the management's report titled "Management's Assessment of Internal Control Over Financial Reporting" is set forth in "Item 8 - Financial Statements and Supplementary Data" and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016 or an amendment to this Form 10-K filed within such 120-day period.
We have adopted a code of ethics, which is posted in the Investor section on our website at http://www.echo.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K.

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2017 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2016	2015	2014
Allowance for doubtful accounts:
Balance at beginning of year	$1,627,315	$1,226,297	$1,792,012
Command, allowance at acquisition date	—	500,000	—
Provision, charged to expense	1,069,165	1,427,983	1,937,227
Reclassification of presentation of insurance recoveries	1,435,933	—	—
Write-offs, less recoveries	(1,113,418)	(1,526,965)	(2,502,942)
Balance at end of year	$3,018,995	$1,627,315	$1,226,297

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2017.

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 24, 2017
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal accounting and financial officer)	February 24, 2017
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Director	February 24, 2017
Samuel K. Skinner

/s/ DAVID C. HABIGER	Director	February 24, 2017
David C. Habiger

/s/ BRADLEY A. KEYWELL	Director	February 24, 2017
Bradley A. Keywell

/s/ MATTHEW W. FERGUSON	Director	February 24, 2017
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 24, 2017
Nelda J. Connors

/s/ PAUL LOEB	Director	February 24, 2017
Paul Loeb

EXHIBIT INDEX

Exhibit No.		Description
2.1	(5)
Unit Purchase Agreement, dated as of April 20, 2015, by and among Echo Global Logistics, Inc., Command Transportation, LLC, Paul Loeb, as sellers' representative, and Paul Loeb, in his individual capacity.

3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.3	(4)	First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(1)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(1)	Form of Indemnification Agreement.

10.8	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.9	(6)
Revolving Credit and Security Agreement, June 1, 2015, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*		XBRL Instance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*		XBRL Definition Linkbase Document

101.LAB*		XBRL Label Linkbase Document

101.PRE*		XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 19, 2016.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2015.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2015.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2015.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.