Form 10-Q
period 2017-03-31
Echo Global Logistics, Inc.
filed 2017-04-27
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

600 West Chicago Avenue Suite 725 Chicago, Illinois 60654 Phone: (800) 354-7993 (Address (including zip code) and telephone number (including area code) of registrant's principal executive offices)
____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒    No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☒

As of April 26, 2017, the registrant had 29,146,137 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$415,752,274	$405,277,532
Costs and expenses:
Transportation costs	341,254,013	324,450,717
Selling, general and administrative expenses	67,237,322	69,476,488
Depreciation and amortization	8,038,259	7,529,333
(Loss) Income from operations	(777,320)	3,820,994
Interest expense	(3,624,136)	(3,503,395)
(Loss) Income before provision for income taxes	(4,401,456)	317,599
Income tax benefit (expense)	1,529,413	(54,988)
Net (loss) income	$(2,872,043)	$262,611

(Loss) Earnings per common share:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,255,299	$16,646,089
Accounts receivable, net of allowance for doubtful accounts of $4,369,312 and $3,018,995 at March 31, 2017 and December 31, 2016, respectively	232,675,128	231,430,645
Income taxes receivable	10,466,870	7,757,841
Prepaid expenses	6,929,841	7,856,366
Other current assets	4,534,689	4,609,933
Total current assets	278,861,827	268,300,874
Noncurrent assets:
Property and equipment, net	57,814,221	57,450,059
Goodwill	307,314,171	307,314,171
Intangible assets, net of accumulated amortization of $46,165,412 and $42,590,238 at March 31, 2017 and December 31, 2016, respectively	128,152,567	131,727,741
Other noncurrent assets	2,139,502	1,975,071
Total noncurrent assets	495,420,461	498,467,042
Total assets	$774,282,288	$766,767,916

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$147,062,830	$135,386,424
Due to seller, current	1,041,200	743,600
Accrued expenses	26,888,776	31,810,671
Total current liabilities	174,992,806	167,940,695
Noncurrent liabilities:
Convertible notes, net	205,359,414	203,564,011
Due to seller, noncurrent	388,800	956,400
Other noncurrent liabilities	19,971,982	19,487,942
Deferred income taxes	17,717,718	16,669,138
Total noncurrent liabilities	243,437,914	240,677,491
Total liabilities	418,430,720	408,618,186
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 30,569,404 shares issued and 28,242,515 shares outstanding at March 31, 2017; 30,421,273 shares issued and 28,131,479 shares outstanding at December 31, 2016	3,060	3,045
Treasury stock, 2,326,889 and 2,289,794 shares at March 31, 2017 and December 31, 2016, respectively	(49,999,996)	(49,148,912)
Additional paid-in capital	330,101,699	328,676,749
Retained earnings	75,746,805	78,618,848
Total stockholders' equity	355,851,568	358,149,730
Total liabilities and stockholders' equity	$774,282,288	$766,767,916
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(2,872,043)	$262,611
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,048,580	(69,371)
Noncash stock compensation expense	2,655,329	5,316,837
Noncash interest expense	1,972,950	1,862,661
Change in contingent consideration due to seller	105,000	(152,382)
Change in contingent consideration due from seller	(13,528)	—
Gain on disposal of assets	(833)	—
Depreciation and amortization	8,038,259	7,529,333
Change in assets, net of acquisitions:
Accounts receivable	(1,244,483)	(12,570,057)
Income taxes receivable	(2,679,909)	(497,228)
Prepaid expenses and other assets	673,319	413,201
Change in liabilities, net of acquisitions:
Accounts payable	10,894,492	12,417,253
Accrued expenses and other liabilities	(4,466,975)	(162,880)
Net cash provided by operating activities	14,110,158	14,349,978
Investing activities
Purchases of property and equipment	(4,044,500)	(4,311,663)
Net cash used in investing activities	(4,044,500)	(4,311,663)
Financing activities
Tax benefit of stock options exercised	—	283,698
Payments of contingent consideration due to seller	(375,000)	(2,086,243)
Proceeds from exercise of stock options	11,790	34,188
Employee tax withholdings related to net share settlements of equity-based awards	(1,242,154)	(1,882,672)
Purchases of treasury stock	(851,084)	(19,390,803)
Proceeds from borrowing on ABL facility	7,000,000	6,000,000
Repayments of amounts borrowed on ABL facility	(7,000,000)	(6,000,000)
Net cash used in financing activities	(2,456,448)	(23,041,832)
Increase (Decrease) in cash and cash equivalents	7,609,210	(13,003,517)
Cash and cash equivalents, beginning of period	16,646,089	56,522,194
Cash and cash equivalents, end of period	$24,255,299	$43,518,677

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$215,844	$—
Cash paid during the period for income taxes	101,916	436,900
Noncash investing activity
Liability for purchases of property and equipment	$781,914	$—

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2016	30,421,273	$3,045	$328,676,749	(2,289,794)	$(49,148,912)	$78,618,848	$358,149,730
Share compensation expense	—	—	2,655,329	—	—	—	2,655,329
Exercise of stock options	1,500	—	11,790	—	—	—	11,790
Common stock issued for vested restricted stock	175,240	18	(18)	—	—	—	—
Common stock issued for vested performance shares	28,804	3	(3)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(57,413)	(6)	(1,242,148)	—	—	—	(1,242,154)
Purchases of treasury stock	—	—	—	(37,095)	(851,084)	—	(851,084)
Net loss	—	—	—	—	—	(2,872,043)	(2,872,043)
Balance at March 31, 2017	30,569,404	$3,060	$330,101,699	(2,326,889)	$(49,999,996)	$75,746,805	$355,851,568

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year 2017. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 3). The fair value of the due from seller asset related to the Command Transportation, LLC ("Command") acquisition is determined based on the likelihood of the employee retention criteria being met (see Note 3). The fair value of the liability component of the Notes (as defined in Note 10) was determined using the discounted cash flow analysis discussed in Note 10.

2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as an income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated). For the quarter ended March 31, 2017, a net excess tax deficiency was recognized as income tax expense in the consolidated statements of operations and any excess tax benefits were classified as an operating activity in the consolidated statements of cash flows. The Company will continue to estimate forfeitures.

In May 2014, the FASB issued Accounting Standards Updated ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application.
The Company plans to adopt this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The Company is evaluating whether this standard will have an impact on the gross versus net revenue recognition policies for its Transactional and Managed Transportation revenue. This new standard will also require the Company to evaluate whether it transfers control of its brokerage and transportation management services as of a point in time or over time. This evaluation may have an impact on the timing in which the Company recognizes revenue under the new standard. In addition, the new standard will require enhanced disclosures. The Company is continuing its assessment of these matters and other aspects of the new standard.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The new standard should be applied prospectively when adopted. The Company is evaluating the effects that the adoption of this guidance will have on the Company's financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its cash flow presentation within the Company's financial statements.

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

3. Fair Value Measurement

The Company applies Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at March 31, 2017 was $1.4 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets relate to contingent payments that may be due from the seller of Command if certain employee retention criteria are met. The fair value of the due from seller contingent asset at March 31, 2017 was $0.4 million. The fair value of the due from seller contingent asset is determined based on the likelihood of the employee retention criteria being met.

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
Three Months Ended March 31, 2017 and 2016

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged from 5% to 6%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2017 and December 31, 2016:

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,430,000)	—	—	$(1,430,000)
Assets:
Contingent consideration due from seller	$434,800	—	—	$434,800

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,700,000)	—	—	$(1,700,000)
Assets:
Contingent consideration due from seller	$421,272	—	—	$421,272

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at December 31, 2016	$(1,700,000)
Change in contingent consideration due to seller	(105,000)
Payment of contingent consideration due to seller	375,000
Balance at March 31, 2017	$(1,430,000)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at December 31, 2016	$421,272
Change in contingent consideration due from seller	13,528
Balance at March 31, 2017	$434,800

For the three months ended March 31, 2017 and 2016, the Company recognized an expense of $91,472 and a benefit of $152,382, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the likelihood of the employee retention criteria being met.

During the three months ended March 31, 2017 and 2016, the Company made contingent earn-out payments of $375,000 and $2,086,243, respectively, to the sellers of businesses acquired by the Company. The Company did not receive any contingent payments from the seller of Command during the three months ended March 31, 2017 and 2016.

4. Intangibles and Goodwill

The balance of goodwill was $307.3 million as of March 31, 2017 and December 31, 2016, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Non-compete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(46,165,412)	(42,590,238)
Intangible assets, net	$128,152,567	$131,727,741

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $3,575,174 and $3,998,349 for the three months ended March 31, 2017 and 2016, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2017	$10,668,625
2018	12,861,305
2019	11,470,909
2020	10,638,587
2021	10,025,278
Thereafter	72,487,863
Total	$128,152,567

5. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Accrued compensation	$12,767,824	$15,947,570
Accrued rebates	1,406,733	1,566,825
Accrued employee benefits	2,554,000	2,796,050
Accrued professional service fees	583,617	619,502
Accrued interest	2,594,196	1,158,854
Deferred rent	2,836,154	2,847,842
Other	4,146,252	6,874,028
Total accrued expenses	$26,888,776	$31,810,671

The other noncurrent liabilities of $19,971,982 and $19,487,942 at March 31, 2017 and December 31, 2016, respectively, consist of the portion of deferred rent in excess of twelve months.

6. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(Loss) Income before provision for income taxes	$(4,401,456)	$317,599
Income tax benefit (expense)	$1,529,413	$(54,988)
Effective tax rate	(34.7)%	17.3%

The difference in the Company's effective tax rate for the three months ended March 31, 2017 from the Company's statutory federal tax rate of 35% was primarily due to the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2, and the completion of a state tax audit. The difference in the Company's effective tax rate for the three months ended March 31, 2016 from the Company's statutory federal tax rate of 35% was primarily due to the impact of certain tax credits on the lower income before taxes in the quarter.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

7. (Loss) Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income	$(2,872,043)	$262,611
Denominator:
Denominator for basic (loss) earnings per common share - weighted-average shares	28,155,297	29,072,061
Effect of dilutive securities:
Employee stock awards	—	746,259
Denominator for dilutive (loss) earnings per common share	28,155,297	29,818,320
Basic (loss) earnings per common share	$(0.10)	$0.01
Diluted (loss) earnings per common share	$(0.10)	$0.01

For the three months ended March 31, 2017, 423,796 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the period. For the three months ended March 31, 2016, there were no employee stock options and no unvested restricted stock and performance shares excluded from the calculation of diluted earnings per common share.

As of March 31, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the three months ended March 31, 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

8. Stock-Based Compensation Plans

The Company recorded $2,655,329 in total stock-based compensation expense with corresponding income tax benefits of $998,404 for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company recorded $5,316,837 in total stock-based compensation expense with corresponding income tax benefits of $1,948,089.

During the three months ended March 31, 2017 and 2016, the Company did not grant any stock options.

The Company granted 267,788 and 222,408 shares of restricted stock to various employees during the three months ended March 31, 2017 and 2016, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 99,933 and 91,612 shares of performance and market-based stock during the three months ended March 31, 2017 and 2016, respectively.

9. Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of March 31, 2017.

10. Long-Term Debt

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At March 31, 2017, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

The Company drew $7.0 million and $6.0 million on the ABL Facility during the first quarter of 2017 and 2016, respectively, all of which was repaid as of March 31, 2017 and 2016. No amounts were outstanding on the ABL Facility as of March 31, 2017. The Company is in compliance with all covenants related to the ABL.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At March 31, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at March 31, 2017, as determined by the

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

working capital assets pledged as collateral, was $185.7 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at March 31, 2017 was $185.0 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For each of the three months ended March 31, 2017 and 2016, the Company recorded $0.2 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at March 31, 2017, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 (the “Notes”). The Company used all of the net proceeds from the note offering (together with the proceeds from the sale of common stock and borrowings under the ABL Facility) to finance the acquisition of Command in June 2015.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted (loss) earnings per common share, but any conversion premium that exists will be included in the calculation of diluted (loss) earnings per common share using the treasury stock method. As of March 31, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the three months ended March 31, 2017.

At issuance, the Company estimated the straight debt borrowing rates at issuance to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs discussed below are being amortized to interest expense under the effective interest method over the 5 year life of the Notes, using an effective interest rate of 6.33%.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016

As of March 31, 2017 and December 31, 2016, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows:

	March 31, 2017	December 31, 2016
Convertible senior notes, principal amount	$230,000,000	$230,000,000
Unamortized debt discount	(20,571,894)	(22,070,838)
Unamortized debt issuance costs	(4,068,692)	(4,365,151)
Convertible senior notes, net	$205,359,414	$203,564,011

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2017 was $218.7 million. The fair value of the Notes was estimated based on the trading price of the Notes at March 31, 2017. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the Notes of $3.2 million for the three months ended March 31, 2017, consisting of $1.4 million of contractual coupon interest, $1.5 million of debt discount amortization and $0.3 million of debt issuance cost amortization.

The Company recognized interest expense related to the Notes of $3.1 million for the three months ended March 31, 2016, consisting of $1.4 million of contractual coupon interest, $1.4 million of debt discount amortization and $0.3 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from March 31, 2017 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2017	2018	2019	2020
Senior convertible notes, including interest	$250,125,000	5,750,000	5,750,000	5,750,000	$232,875,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$415,752	$405,278
Transportation costs	341,254	324,451
Net revenue (1)	74,498	80,827
Operating expenses:
Commissions	22,371	24,838
Selling, general and administrative expenses	44,775	44,791
Contingent consideration expense (benefit)	91	(152)
Depreciation and amortization	8,038	7,529
Total operating expenses	75,275	77,006
(Loss) Income from operations	(777)	3,821
Interest expense	(3,624)	(3,503)
(Loss) Income before provision for income taxes	(4,401)	318
Income tax benefit (expense)	1,529	(55)
Net (loss) income	$(2,872)	$263
(Loss) Earnings per common share:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
Shares used in per share calculations (in thousands):
Basic	28,155	29,072
Diluted	28,155	29,818

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(in thousands)
Revenue	$415,752	$405,278
Transportation costs	341,254	324,451
Net revenue	$74,498	$80,827

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $415.8 million and $405.3 million for the three months ended March 31, 2017 and 2016, respectively, representing a period-over-period increase of 2.6%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the three months ended March 31, 2017 and 2016, Transactional clients accounted for 80.1% and 81.9% of our revenue, respectively, and Managed Transportation clients accounted for 19.9% and 18.1% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three months ended March 31, 2017, TL accounted for 67.4% of our revenue, LTL accounted for 27.4% of our revenue, intermodal accounted for 3.7% of our revenue and other transportation modes accounted for 1.5% of our revenue. For the three months ended March 31, 2016, TL accounted for 67.8% of our revenue, LTL accounted for 26.1% of our revenue, intermodal accounted for 4.4% of our revenue and other transportation modes accounted for 1.7% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. Our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2017 was $74.5 million, a decrease of 7.8% from $80.8 million in the comparable period of 2016.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2017 and 2016, our commission expense was $22.4 million and $24.8 million, respectively. Commission expense was 30.0% and 30.7% of our net revenue in the current and prior year, respectively. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, and other general and administrative expenses. For each of the three months ended March 31, 2017 and 2016, our selling, general and administrative expenses was $44.8 million. For the three months ended March 31, 2017 and 2016, selling, general and administrative expenses as a percentage of net revenue were 60.1% and 55.4%, respectively.

Our contingent consideration expense or benefit is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2017 and 2016, we recorded an expense of $0.1 million and a benefit of $0.2 million, respectively.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three months ended March 31, 2017 and 2016, depreciation expense was $4.5 million and $3.5 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the three months ended March 31, 2017 and 2016, amortization expense was $3.6 million and $4.0 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $3.6 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively.

Comparison of the three months ended March 31, 2017 and 2016

Revenue

Revenue for the three months ended March 31, 2017 was $415.8 million, an increase of 2.6% from $405.3 million in the comparable period of 2016. The increase in revenue was attributable to an increase in volume partially offset by lower TL rates.

Revenue from Transactional clients for the three months ended March 31, 2017 was $333.0 million, an increase of 0.3% from $332.0 million in the comparable period of 2016. Revenue from Transactional clients was 80.1% of our revenue for the three months ended March 31, 2017, a decrease from 81.9% of our revenue in the comparable period of 2016. The increase in Transactional revenue was driven by an increase in volume, offset by a decline in TL rates.

Revenue from Managed Transportation clients for the three months ended March 31, 2017 was $82.8 million, an increase of 13.0% from $73.3 million in the comparable period of 2016. Revenue from Managed Transportation clients was 19.9% of our revenue for the three months ended March 31, 2017, an increase from 18.1% of revenue in the comparable period of 2016. This increase was due to an increase in the number of Managed Transportation clients driven by expanded relationships with former Command customers.

Transportation costs

Transportation costs for the three months ended March 31, 2017 were $341.3 million, an increase of 5.2% from $324.5 million in the comparable period of 2016. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.1% for the three months ended March 31, 2017 from 80.1% in the comparable period of 2016, which is due to the decline in transactional rates per shipment.

Net revenue

Net revenue for the three months ended March 31, 2017 was $74.5 million, a decrease of 7.8% from $80.8 million in the comparable period of 2016. Net revenue margins decreased to 17.9% for the three months ended March 31, 2017, from 19.9% in the comparable period of 2016. The decline in TL margins accounted for most of the decrease in our net revenue during this period.

Operating expenses

Commission expense for the three months ended March 31, 2017 was $22.4 million, a decrease of 9.9% from $24.8 million in the comparable period of 2016. For the three months ended March 31, 2017 and 2016, commission expense was 30.0% and 30.7%, respectively, of our net revenue. The marginal decrease in commission expense as a percentage of net revenue was due to the fluctuation of composition of our net revenue by mode, as LTL shipments typically have lower commission percentages than TL shipments. The increase in LTL net revenue as a percent of total net revenue was driven by organic growth.

Selling, general and administrative expenses for each of the three months ended March 31, 2017 and 2016 was $44.8 million. As a percentage of net revenue, selling, general and administrative expenses increased to 60.1% for the three months ended March 31, 2017, from 55.4% in the comparable period of 2016. The increase is primarily due to lower net revenue due to the composition of our net revenue by mode.

The contingent consideration fair-value adjustment resulted in an expense of $0.1 million and a benefit of $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and the likelihood of employee retention being met. The fair values of the contingent consideration assets and liabilities reflect the updated probabilities and assumptions as of March 31, 2017.

Depreciation expense for the three months ended March 31, 2017 was $4.5 million, an increase of 26.4% from $3.5 million in the comparable period of 2016. The increase in depreciation expense is primarily due to depreciation of the additional leasehold improvements, furniture and computer equipment for the new Chicago space.

Amortization expense for the three months ended March 31, 2017 was $3.6 million, a decrease of 10.6% from $4.0 million in the comparable period of 2016. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of the acquired customer relationships along with the complete amortization of previously acquired intangible assets.

(Loss) Income from operations

Loss from operations for the three months ended March 31, 2017 was $0.8 million, compared to income from operations of $3.8 million in the comparable period of 2016. The decrease in income from operations was primarily due to lower net revenue margins.

Interest expense

Interest expense was $3.6 million for the three months ended March 31, 2017, an increase from $3.5 million of interest expense in the comparable period of 2016. The interest expense in both years primarily relates to our Notes issued in May 2015 and the ABL Facility we entered into in June 2015.

Income tax benefit (expense)

We recognized income tax benefit of $1.5 million and income tax expense of $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 was (34.7)%, compared to an effective tax rate of 17.3% in the comparable period of 2016. The difference in the Company's effective tax rate for the three months ended March 31, 2017 from the Company's statutory federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2, and the completion of a state tax audit.

Net (loss) income

Net loss for the three months ended March 31, 2017 was $2.9 million, compared to net income of $0.3 million in the comparable period of 2016, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2017, we had $24.3 million in cash and cash equivalents, $103.9 million in working capital and $185.0 million available under our ABL Facility.

Cash provided by operating activities

During the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $14.1 million and $14.3 million, respectively. We generated $10.9 million and $14.7 million in cash from net income (adjusted for noncash operating items) for the three months ended March 31, 2017 and 2016, respectively. In the current year, we generated $3.2 million of cash due to changes in working capital, compared to an offset of $0.4 million against cash from net income in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the three months ended March 31, 2017 and 2016, net cash used in investing activities was $4.0 million and $4.3 million, respectively. During the three months ended March 31, 2017, the primary investing activities were the purchase of property and equipment, leasehold improvements and the internal development of computer software. During the three months ended March 31, 2016, primary investing activities were the purchase of property and equipment and the internal development of computer software.

Cash used in by financing activities

During the three months ended March 31, 2017 and 2016, net cash used in financing activities was $2.5 million and $23.0 million, respectively. During the three months ended March 31, 2017 and 2016, the primary financing activities were the purchases of treasury stock, payments of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $7.0 million and $6.0 million on our ABL Facility during the three months ended March 31, 2017 and 2016, respectively, all of which was repaid as of March 31, 2017 and 2016.

ABL Facility

On June 1, 2015, we entered into a Revolving Credit and Security Agreement with PNC Bank (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million. Our obligations under the ABL Facility are secured, on a first lien priority basis, by certain working capital assets. We are required to pay a commitment fee in respect of the unutilized commitments under the revolving credit facility.

At March 31, 2017, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At March 31, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at March 31, 2017, as determined by the working capital assets pledged as collateral, was $185.7 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at March 31, 2017 was $185.0 million.

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

In 2017, we also expect to use available cash to make approximately $0.3 million of potential contingent earn-out payments, as well as $5.8 million to satisfy the semi-annual Note coupon payments due May 1, 2017 and November 1, 2017. In addition, we currently expect to use $11 to $16 million for capital expenditures for the remainder of 2017. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Recent Accounting Pronouncements

The discussion of recent accounting pronouncements in Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2017 and 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2017, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2017.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/17-1/31/17	—	$—	—	$851,088
2/1/17-2/28/17	55,826	$23.00	37,095	$4
3/1/17-3/31/17	38,682	$20.87	—	$4
Total	94,508	$22.13	37,095

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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 27, 2017		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 27, 2017		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q