Form 10-Q
period 2017-06-30
Echo Global Logistics, Inc.
filed 2017-07-28
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, the registrant had 28,534,597 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$470,085,693	$443,829,924	$885,837,967	$849,107,456
Costs and expenses:
Transportation costs	388,472,528	358,652,347	729,726,541	683,103,064
Selling, general and administrative expenses	70,198,648	70,532,891	137,435,970	140,009,379
Depreciation and amortization	7,976,014	7,598,376	16,014,273	15,127,709
Income from operations	3,438,503	7,046,310	2,661,183	10,867,304
Interest expense	(3,677,385)	(3,524,166)	(7,301,521)	(7,027,561)
(Loss) Income before provision for income taxes	(238,882)	3,522,144	(4,640,338)	3,839,743
Income tax (expense) benefit	(6,484)	(1,591,375)	1,522,929	(1,646,363)
Net (loss) income	$(245,366)	$1,930,769	$(3,117,409)	$2,193,380

(Loss) Earnings per common share:
Basic	$(0.01)	$0.07	$(0.11)	$0.08
Diluted	$(0.01)	$0.07	$(0.11)	$0.07
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,030,667	$16,646,089
Accounts receivable, net of allowance for doubtful accounts of $3,665,289 and $3,018,995 at June 30, 2017 and December 31, 2016, respectively	267,684,238	231,430,645
Income taxes receivable	10,823,956	7,757,841
Prepaid expenses	7,280,421	7,856,366
Other current assets	4,034,373	4,609,933
Total current assets	309,853,655	268,300,874
Noncurrent assets:
Property and equipment, net	60,246,353	57,450,059
Goodwill	307,314,171	307,314,171
Intangible assets, net of accumulated amortization of $49,734,255 and $42,590,238 at June 30, 2017 and December 31, 2016, respectively	124,583,724	131,727,741
Other noncurrent assets	1,757,499	1,975,071
Total noncurrent assets	493,901,747	498,467,042
Total assets	$803,755,402	$766,767,916

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$178,703,977	$135,386,424
Due to seller, current	814,500	743,600
Accrued expenses	30,309,114	31,810,671
Total current liabilities	209,827,591	167,940,695
Noncurrent liabilities:
Convertible notes, net	207,183,398	203,564,011
Due to seller, noncurrent	555,500	956,400
Other noncurrent liabilities	20,394,496	19,487,942
Deferred income taxes	17,923,514	16,669,138
Total noncurrent liabilities	246,056,908	240,677,491
Total liabilities	455,884,499	408,618,186
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 30,611,449 shares issued and 27,760,067 shares outstanding at June 30, 2017; 30,421,273 shares issued and 28,131,479 shares outstanding at December 31, 2016	3,063	3,045
Treasury stock, 2,851,382 and 2,289,794 shares at June 30, 2017 and December 31, 2016, respectively	(59,999,981)	(49,148,912)
Additional paid-in capital	332,366,382	328,676,749
Retained earnings	75,501,439	78,618,848
Total stockholders' equity	347,870,903	358,149,730
Total liabilities and stockholders' equity	$803,755,402	$766,767,916
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(3,117,409)	$2,193,380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,254,376	2,150,016
Noncash stock compensation expense	5,080,958	9,109,921
Noncash interest expense	3,974,481	3,752,278
Change in contingent consideration due to seller	364,533	(152,954)
Change in contingent consideration due from seller	(78,728)	32,006
Loss on disposal of assets	12,666	—
Depreciation and amortization	16,014,273	15,127,709
Change in assets, net of acquisitions:
Accounts receivable	(36,253,593)	(32,242,597)
Income taxes receivable	(3,036,185)	(2,366,337)
Prepaid expenses and other assets	592,711	710,372
Change in liabilities, net of acquisitions:
Accounts payable	41,187,121	29,156,839
Accrued expenses and other liabilities	(624,933)	5,934,492
Net cash provided by operating activities	25,370,271	33,405,125
Investing activities
Purchases of property and equipment	(9,548,784)	(12,827,953)
Net cash used in investing activities	(9,548,784)	(12,827,953)
Financing activities
Tax benefit of stock options exercised	—	295,985
Receipt of contingent consideration due from seller	500,000	750,000
Payments of contingent consideration due to seller	(694,533)	(2,086,243)
Proceeds from exercise of stock options	138,367	53,158
Employee tax withholdings related to net share settlements of equity-based awards	(1,529,674)	(4,627,486)
Purchases of treasury stock	(10,851,069)	(31,370,210)
Proceeds from borrowing on ABL facility	32,000,000	11,000,000
Repayments of amounts borrowed on ABL facility	(32,000,000)	(11,000,000)
Net cash used in financing activities	(12,436,909)	(36,984,796)
Increase (Decrease) in cash and cash equivalents	3,384,578	(16,407,624)
Cash and cash equivalents, beginning of period	16,646,089	56,522,194
Cash and cash equivalents, end of period	$20,030,667	$40,114,570

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,313,687	$3,586,933
Cash paid during the period for income taxes	258,879	1,665,710
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$—	$1,729,327
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2016	30,421,273	$3,045	$328,676,749	(2,289,794)	$(49,148,912)	$78,618,848	$358,149,730
Share compensation expense	—	—	5,080,958	—	—	—	5,080,958
Exercise of stock options	12,300	1	138,366	—	—	—	138,367
Common stock issued for vested restricted stock	221,061	22	(22)	—	—	—	—
Common stock issued for vested performance shares	28,804	3	(3)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(71,989)	(8)	(1,529,666)	—	—	—	(1,529,674)
Purchases of treasury stock	—	—	—	(561,588)	(10,851,069)	—	(10,851,069)
Net loss	—	—	—	—	—	(3,117,409)	(3,117,409)
Balance at June 30, 2017	30,611,449	$3,063	$332,366,382	(2,851,382)	$(59,999,981)	$75,501,439	$347,870,903

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year 2017. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 3). The fair value of the due from seller asset related to the Command Transportation, LLC ("Command") acquisition was determined based on employee retention criteria which was settled in June 2017 (see Note 3). The fair value of the liability component of the Notes (as defined in Note 10) was determined using the discounted cash flow analysis discussed in Note 10.

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard provides for changes to accounting for stock compensation including: 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as an income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated). For the six months ended June 30, 2017, a net excess tax deficiency was recognized as income tax expense in the consolidated statements of operations and any excess tax benefits were classified as an operating activity in the consolidated statements of cash flows. The Company will continue to estimate forfeitures.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Two methods of adoption are permitted - a full retrospective method that applies the new standard to each prior reporting period presented, or a modified retrospective approach that recognizes the cumulative effect of applying the new standard at the date of initial application.
The Company plans to adopt this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The Company continues to evaluate whether this standard will have an impact on its gross versus net revenue recognition policies for its Transactional and Managed Transportation revenues. This new standard also requires the Company to evaluate whether it transfers control of its brokerage and transportation management services as of a point in time or over time. This evaluation may have an impact on the timing in which the Company recognizes revenue under the new standard and may require the Company to recognize some services over time. As the Company continues its assessment of these matters, including its evaluation of the expanded disclosure requirements, it is preparing to implement changes to its accounting policies, practices and internal controls over financial reporting to support the new standard.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The new standard should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the effects that the adoption of this guidance will have on the Company's financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will require a modified retrospective approach beginning with the earliest period presented, along with enhanced qualitative and quantitative disclosures. The Company is evaluating the effects that the adoption of this guidance will have on the Company’s financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

3. Fair Value Measurement

The Company applies Accounting Standards Codification Topic 820 ("ASC Topic 820"), Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at June 30, 2017 was $1.4 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command based upon certain employee retention criteria. As of June 30, 2017, there was no remaining balance of the due from seller asset as the criteria were met.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2017 and December 31, 2016:

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,370,000)	—	—	$(1,370,000)

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,700,000)	—	—	$(1,700,000)
Assets:
Contingent consideration due from seller	$421,272	—	—	$421,272

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at December 31, 2016	$(1,700,000)
Change in fair value of contingent consideration due to seller	(364,533)
Payment of contingent consideration due to seller	694,533
Balance at June 30, 2017	$(1,370,000)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at December 31, 2016	$421,272
Receipt of contingent consideration due from seller	(500,000)
Change in fair value of contingent consideration due from seller	78,728
Balance at June 30, 2017	$—

For the six months ended June 30, 2017 and 2016, the Company recognized a net expense of $285,805 and a net benefit of $120,948, respectively, in selling, general and administrative expenses due to the change in fair value determined by a Level 3 valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

During the six months ended June 30, 2017 and 2016, the Company made contingent earn-out payments of $694,533 and $2,086,243, respectively, to the sellers of businesses acquired by the Company. The Company received $500,000 and $750,000 of contingent payments from the seller of Command during the six months ended June 30, 2017 and 2016, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

4. Intangibles and Goodwill

The balance of goodwill was $307.3 million as of June 30, 2017 and December 31, 2016, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Non-compete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(49,734,255)	(42,590,238)
Intangible assets, net	$124,583,724	$131,727,741

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $7,144,017 and $7,973,596 for the six months ended June 30, 2017 and 2016, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2017	$7,099,782
2018	12,861,305
2019	11,470,909
2020	10,638,587
2021	10,025,278
Thereafter	72,487,863
Total	$124,583,724

5. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Accrued compensation	$15,912,241	$15,947,570
Accrued rebates	1,691,631	1,566,825
Accrued employee benefits	2,315,249	2,796,050
Accrued professional service fees	650,213	619,502
Accrued interest	1,169,329	1,158,854
Deferred rent	2,828,595	2,847,842
Other	5,741,856	6,874,028
Total accrued expenses	$30,309,114	$31,810,671

The other noncurrent liabilities of $20,394,496 and $19,487,942 at June 30, 2017 and December 31, 2016, respectively, consist of the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

6. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) Income before provision for income taxes	$(238,882)	$3,522,144	$(4,640,338)	$3,839,743
Income tax (expense) benefit	$(6,484)	$(1,591,375)	$1,522,929	$(1,646,363)
Effective tax rate	2.7%	45.2%	(32.8)%	42.9%

The difference in the Company's effective tax rate for the six months ended June 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2, completion of a state tax audit and the effect of the 2017 year to date pre-tax loss. The difference in the Company's effective tax rate for the six months ended June 30, 2016 from the Company's statutory federal tax rate of 35% was primarily due to the completion of several federal and state tax audits.

7. (Loss) Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(245,366)	$1,930,769	$(3,117,409)	$2,193,380
Denominator:
Denominator for basic (loss) earnings per common share - weighted-average shares	28,016,122	28,922,741	28,085,710	28,997,401
Effect of dilutive securities:
Employee stock awards	—	660,876	—	703,567
Denominator for dilutive (loss) earnings per common share	28,016,122	29,583,617	28,085,710	29,700,968
Basic (loss) earnings per common share	$(0.01)	$0.07	$(0.11)	$0.08
Diluted (loss) earnings per common share	$(0.01)	$0.07	$(0.11)	$0.07

For the three and six months ended June 30, 2017, 239,440 and 331,618 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the respective periods. For the three and six months ended June 30, 2016, there were no employee stock options and no unvested restricted stock and performance shares excluded from the calculation of diluted earnings per common share.

As of June 30, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the three and six months ended June 30, 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

8. Stock-Based Compensation Plans

The Company recorded $2,425,629 and $5,080,958 in total stock-based compensation expense with corresponding income tax benefits of $912,037 and $1,910,441 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company recorded $3,793,083 and $9,109,921 in total stock-based compensation expense with corresponding income tax benefits of $1,436,820 and $3,450,838, respectively.

During the six months ended June 30, 2017 and 2016, the Company did not grant any stock options.

The Company granted 280,853 and 236,375 shares of restricted stock to various employees during the six months ended June 30, 2017 and 2016, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 99,933 and 91,612 shares of performance and market-based stock during the six months ended June 30, 2017 and 2016, respectively.

9. Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers. No such matters are currently expected to have a material adverse effect on the Company's financial position or results of operations.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of June 30, 2017.

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At June 30, 2017, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

The Company drew $32 million and $11 million on the ABL Facility during the six months ended June 30, 2017 and 2016, respectively, all of which was repaid as of June 30, 2017 and 2016. No amounts were outstanding on the ABL Facility as of June 30, 2017. The Company is in compliance with all covenants related to the ABL.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

The issuance of letters of credit under the ABL Facility reduces available borrowings. At June 30, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at June 30, 2017, as determined by the working capital assets pledged as collateral, was $199.8 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at June 30, 2017 was $199.1 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the six months ended June 30, 2017 and 2016, the Company recorded $0.4 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at June 30, 2017, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted (loss) earnings per common share, but any conversion premium that exists will be included in the calculation of diluted (loss) earnings per common share using the treasury stock method. As of June 30, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the six months ended June 30, 2017.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016

As of June 30, 2017 and December 31, 2016, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows:

	June 30, 2017	December 31, 2016
Convertible senior notes, principal amount	$230,000,000	$230,000,000
Unamortized debt discount	(19,049,090)	(22,070,838)
Unamortized debt issuance costs	(3,767,512)	(4,365,151)
Convertible senior notes, net	$207,183,398	$203,564,011

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2017 was $217.0 million. The fair value of the Notes was estimated based on the trading price of the Notes at June 30, 2017. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the Notes of $6.5 million for the six months ended June 30, 2017, consisting of $2.9 million of contractual coupon interest, $3.0 million of debt discount amortization and $0.6 million of debt issuance cost amortization.

The Company recognized interest expense related to the Notes of $6.3 million for the six months ended June 30, 2016, consisting of $2.9 million of contractual coupon interest, $2.8 million of debt discount amortization and $0.6 million of debt issuance cost amortization.

The undiscounted interest and principal payments due in relation to the Notes from June 30, 2017 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2017	2018	2019	2020
Senior convertible notes, including interest	$247,250,000	2,875,000	5,750,000	5,750,000	$232,875,000

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

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories: Transactional and Managed Transportation. We provide transportation and logistics services to our Transactional clients on a shipment-by-shipment basis, typically with individual or spot market pricing. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$470,086	$443,830	$885,838	$849,107
Transportation costs	388,473	358,652	729,727	683,103
Net revenue (1)	81,613	85,178	156,111	166,004
Operating expenses:
Commissions	24,748	25,232	47,119	50,070
Selling, general and administrative expenses	45,256	45,271	90,031	90,060
Contingent consideration expense (benefit)	194	31	286	(121)
Depreciation and amortization	7,976	7,598	16,014	15,128
Total operating expenses	78,174	78,132	153,450	155,137
Income from operations	3,439	7,046	2,661	10,867
Interest expense	(3,677)	(3,524)	(7,302)	(7,027)
(Loss) Income before provision for income taxes	(239)	3,522	(4,640)	3,840
Income tax (expense) benefit	(6)	(1,591)	1,523	(1,647)
Net (loss) income	$(245)	$1,931	$(3,117)	$2,193
(Loss) Earnings per common share:
Basic	$(0.01)	$0.07	$(0.11)	$0.08
Diluted	$(0.01)	$0.07	$(0.11)	$0.07
Shares used in per share calculations (in thousands):
Basic	28,016	28,923	28,086	28,997
Diluted	28,016	29,584	28,086	29,701

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(in thousands)
Revenue	$470,086	$443,830	$885,838	$849,107
Transportation costs	388,473	358,652	729,727	683,103
Net revenue	$81,613	$85,178	$156,111	$166,004

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $885.8 million and $849.1 million for the six months ended June 30, 2017 and 2016, respectively, representing a period-over-period increase of 4.3%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the six months ended June 30, 2017 and 2016, Transactional clients accounted for 79.5% and 81.7% of our revenue, respectively, and Managed Transportation clients accounted for 20.5% and 18.3% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2017, TL accounted for 67.2% of our revenue, LTL accounted for 27.5% of our revenue, intermodal accounted for 3.8% of our revenue and other transportation modes accounted for 1.5% of our revenue. For the six months ended June 30, 2016, TL accounted for 67.6% of our revenue, LTL accounted for 26.3% of our revenue, intermodal accounted for 4.4% of our revenue and other transportation modes accounted for 1.7% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2017 was $156.1 million, a decrease of 6.0% from $166.0 million in the comparable period of 2016.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2017 and 2016, our commission expense was $47.1 million and $50.1 million, respectively. Commission expense remained stable at 30.2% of our net revenue in the current and prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the the six months ended June 30, 2017 and 2016, our selling, general and administrative expenses were $90.0 million and $90.1 million, respectively. For the six months ended June 30, 2017 and 2016, selling, general and administrative expenses as a percentage of net revenue were 57.7% and 54.3%, respectively.

Our contingent consideration expense or benefit is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2017 and 2016, we recorded an expense of $0.3 million and a benefit of $0.1 million, respectively.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six months ended June 30, 2017 and 2016, depreciation expense was $8.9 million and $7.1 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2017 and 2016, amortization expense was $7.1 million and $8.0 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $7.3 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively.

Comparison of the three months ended June 30, 2017 and 2016

Revenue

Revenue for the three months ended June 30, 2017 was $470.1 million, an increase of 5.9% from $443.8 million in the comparable period of 2016. The increase in revenue was attributable to an increase in volume, along with an increase in revenue per shipment.

Revenue from Transactional clients for the three months ended June 30, 2017 was $371.4 million, an increase of 2.6% from $362.0 million in the comparable period of 2016. Revenue from Transactional clients was 79.0% of our revenue for the three months ended June 30, 2017, a decrease from 81.6% of our revenue in the comparable period of 2016. The increase in Transactional revenue was driven by an increase in revenue per shipment.

Revenue from Managed Transportation clients for the three months ended June 30, 2017 was $98.7 million, an increase of 20.6% from $81.8 million in the comparable period of 2016. Revenue from Managed Transportation clients was 21.0% of our revenue for the three months ended June 30, 2017, an increase from 18.4% of revenue in the comparable period of 2016. This increase was primarily driven by the addition of new clients, along with an increase in revenue per shipment from existing clients.

Transportation costs

Transportation costs for the three months ended June 30, 2017 were $388.5 million, an increase of 8.3% from $358.6 million in the comparable period of 2016. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.6% for the three months ended June 30, 2017 from 80.8% in the comparable period of 2016, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the three months ended June 30, 2017 was $81.6 million, a decrease of 4.2% from $85.2 million in the comparable period of 2016. Net revenue margins decreased to 17.4% for the three months ended June 30, 2017, from 19.2% in the comparable period of 2016. The decline in TL margins, primarily due to increased transportation costs, accounted for most of the decrease in our net revenue during this period.

Operating expenses

Commission expense for the three months ended June 30, 2017 was $24.7 million, a decrease of 1.9% from $25.2 million in the comparable period of 2016, due to lower net revenue margins. For the three months ended June 30, 2017 and 2016, commission expense was 30.3% and 29.6%, respectively, of our net revenue. The increase in commission expense as a percentage of net revenue is driven by marginal shifts in sales channels.

Selling, general and administrative expenses for three months ended June 30, 2017 remained stable at $45.3 million, from the comparable period in 2016. As a percentage of net revenue, selling, general and administrative expenses increased to 55.5% for the three months ended June 30, 2017, from 53.1% in the comparable period of 2016. The increase is due to lower net revenue, primarily due to the decline in TL margins.

The contingent consideration fair-value adjustment resulted in expenses of $0.2 million and $0.03 million for the three months ended June 30, 2017 and 2016, respectively. The expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and employee retention criteria. The fair value of the contingent consideration assets reflects the satisfaction of the employee retention criteria, and the fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2017.

Depreciation expense for the three months ended June 30, 2017 was $4.4 million, an increase of 21.6% from $3.6 million in the comparable period of 2016. The increase in depreciation expense is primarily due to depreciation of additional leasehold improvements, furniture and computer equipment for the new Chicago space.

Amortization expense for the three months ended June 30, 2017 was $3.6 million, a decrease of 10.2% from $4.0 million in the comparable period of 2016. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of the acquired customer relationships.

Income from operations

Income from operations for the three months ended June 30, 2017 was $3.4 million, compared to $7.0 million in the comparable period of 2016. The decrease in income from operations was primarily due to lower net revenue margins.

Interest expense

Interest expense was $3.7 million for the three months ended June 30, 2017, an increase from $3.5 million of interest expense in the comparable period of 2016. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax expense

We recognized income tax expense of $0.0 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended June 30, 2017 was 2.7%, compared to an effective tax rate of 45.2% in the comparable period of 2016. The difference in the Company's effective tax rate for the three months ended June 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2 to our Consolidated Financial Statements (Unaudited), and the lower income before taxes during the year.

Net (loss) income

Net loss for the three months ended June 30, 2017 was $0.2 million, compared to net income of $1.9 million in the comparable period of 2016, due to the items previously discussed.

Comparison of the six months ended June 30, 2017 and 2016

Revenue

Revenue for the six months ended June 30, 2017 was $885.8 million, an increase of 4.3% from $849.1 million in the comparable period of 2016. The increase in revenue was attributable to an increase in volume and revenue per shipment.

Revenue from Transactional clients for the six months ended June 30, 2017 was $704.4 million, an increase of 1.5% from $694.0 million in the comparable period of 2016. Revenue from Transactional clients was 79.5% of our revenue for the six months ended June 30, 2017, a decrease from 81.7% of our revenue in the comparable period of 2016. The increase in Transactional revenue was primarily driven by an increase in volume, along with an increase in revenue per shipment.

Revenue from Managed Transportation clients for the six months ended June 30, 2017 was $181.5 million, an increase of 17.0% from $155.1 million in the comparable period of 2016. Revenue from Managed Transportation clients was 20.5% of our revenue for the six months ended June 30, 2017, an increase from 18.3% of revenue in the comparable period of 2016. This increase was primarily driven by the addition of new clients, along with an increase in revenue per shipment from existing clients.

Transportation costs

Transportation costs for the six months ended June 30, 2017 were $729.7 million, an increase of 6.8% from $683.1 million in the comparable period of 2016. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.4% for the six months ended June 30, 2017 from 80.4% in the comparable period of 2016, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the six months ended June 30, 2017 was $156.1 million, a decrease of 6.0% from $166.0 million in the comparable period of 2016. Net revenue margins decreased to 17.6% for the six months ended June 30, 2017, from 19.6% in the comparable period of 2016. The decline in TL margins, primarily due to increased transportation costs, accounted for most of the decrease in our net revenue during this period.

Operating expenses

Commission expense for the six months ended June 30, 2017 was $47.1 million, a decrease of 5.9% from $50.1 million in the comparable period of 2016. The decrease in commission expense was due to lower net revenue margins. For the six months ended June 30, 2017 and 2016, commission expense remained stable at 30.2% of our net revenue.

Selling, general and administrative expenses for the six months ended June 30, 2017 were $90.0 million, a slight decrease from $90.1 million in the comparable period of 2016. As a percentage of net revenue, selling, general and administrative expenses increased to 57.7% for the six months ended June 30, 2017, from 54.3% in the comparable period of 2016. The increase is primarily due to lower net revenue.

The contingent consideration fair-value adjustment resulted in an expense of $0.3 million and a benefit of $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and employee retention criteria. The fair value of the contingent consideration assets reflects the satisfaction of the employee retention criteria, and the fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2017.

Depreciation expense for the six months ended June 30, 2017 was $8.9 million, an increase of 24.0% from $7.1 million in the comparable period of 2016. The increase in depreciation expense is primarily due to depreciation of additional leasehold improvements, furniture and computer equipment for the new Chicago space.

Amortization expense for the six months ended June 30, 2017 was $7.1 million, a decrease of 10.4% from $8.0 million in the comparable period of 2016. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of the acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the six months ended June 30, 2017 was $2.7 million, compared to $10.9 million in the comparable period of 2016. The decrease in income from operations was primarily due to lower net revenue margins.

Interest expense

Interest expense was $7.3 million for the six months ended June 30, 2017, an increase from $7.0 million of interest expense in the comparable period of 2016. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax benefit (expense)

We recognized income tax benefit of $1.5 million and income tax expense of $1.6 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the six months ended June 30, 2017 was (32.8)%, compared to an effective tax rate of 42.9% in the comparable period of 2016. The difference in the Company's effective tax rate for the six months ended June 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2 to our Consolidated Financial Statements (Unaudited), completion of a state tax audit and the effect of the 2017 year to date pre-tax loss.

Net (loss) income

Net loss for the six months ended June 30, 2017 was $3.1 million, compared to net income of $2.2 million in the comparable period of 2016, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2017, we had $20.0 million in cash and cash equivalents, $100.0 million in working capital and $199.1 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $25.4 million and $33.4 million, respectively. We generated $23.5 million and $32.2 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2017 and 2016, respectively. In the current year, we generated $1.9 million of cash due to changes in working capital, compared to $1.2 million in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the six months ended June 30, 2017 and 2016, net cash used in investing activities was $9.5 million and $12.8 million, respectively. During the six months ended June 30, 2017, the primary investing activities were the purchase of property and equipment, leasehold improvements and the internal development of computer software. During the six months ended June 30, 2016, primary investing activities were the purchase of property and equipment and the internal development of computer software.

Cash used in by financing activities

During the six months ended June 30, 2017 and 2016, net cash used in financing activities was $12.4 million and $37.0 million, respectively. During the six months ended June 30, 2017 and 2016, the primary financing activities were the purchases of treasury stock, payments and receipt of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $32.0 million and $11.0 million on our ABL Facility during the six months ended June 30, 2017 and 2016, respectively, all of which was repaid as of June 30, 2017 and 2016.

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

At June 30, 2017, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2017, as determined by the working capital assets pledged as collateral, was $199.8 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at June 30, 2017 was $199.1 million.

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

In 2017, we expect to use $2.9 million to satisfy the semi-annual Notes coupon payment due November 1, 2017, as well as $7 to $10 million for capital expenditures for the remainder of 2017. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2017 and 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2017, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2017.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/17-4/30/17	1,379	$21.20	—	$4
5/1/17-5/31/17	401,002	$18.91	398,453	$42,457,591
6/1/17-6/30/17	136,688	$19.49	126,040	$40,000,019
Total	539,069	$19.06	524,493

(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Item 6.    Exhibits

Exhibit No	Description of Exhibit

10.1+	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement filed on May 1, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	July 28, 2017		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 28, 2017		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1+	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement filed on May 1, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q
+ Management contract or compensatory plan or arrangement