Form 10-Q
period 2017-09-30
Echo Global Logistics, Inc.
filed 2017-10-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 25, 2017, the registrant had 27,907,622 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$509,530,511	$460,191,903	$1,395,368,478	$1,309,299,359
Costs and expenses:
Transportation costs	422,829,876	379,329,380	1,152,556,417	1,062,432,444
Selling, general and administrative expenses	72,283,551	66,292,712	209,719,521	206,302,091
Depreciation and amortization	8,124,486	8,543,002	24,138,759	23,670,711
Income from operations	6,292,598	6,026,809	8,953,781	16,894,113
Interest income	21,032	—	21,032	—
Interest expense	(3,695,597)	(3,565,093)	(10,997,118)	(10,592,654)
Interest expense, net	(3,674,565)	(3,565,093)	(10,976,086)	(10,592,654)
Income (Loss) before provision for income taxes	2,618,033	2,461,716	(2,022,305)	6,301,459
Income tax (expense) benefit	(226,351)	(99,666)	1,296,578	(1,746,029)
Net income (loss)	$2,391,682	$2,362,050	$(725,727)	$4,555,430

Earnings (Loss) per common share:
Basic	$0.09	$0.08	$(0.03)	$0.16
Diluted	$0.09	$0.08	$(0.03)	$0.15
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,212,561	$16,646,089
Accounts receivable, net of allowance for doubtful accounts of $3,723,903 and $3,018,995 at September 30, 2017 and December 31, 2016, respectively	295,773,241	231,430,645
Income taxes receivable	10,659,188	7,757,841
Prepaid expenses	7,839,417	7,856,366
Other current assets	7,813,061	4,609,933
Total current assets	343,297,468	268,300,874
Noncurrent assets:
Property and equipment, net	62,972,284	57,450,059
Goodwill	307,314,171	307,314,171
Intangible assets, net of accumulated amortization of $53,296,598 and $42,590,238 at September 30, 2017 and December 31, 2016, respectively	121,021,381	131,727,741
Other noncurrent assets	1,577,371	1,975,071
Total noncurrent assets	492,885,207	498,467,042
Total assets	$836,182,675	$766,767,916

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$202,410,256	$135,386,424
Due to seller, current	888,000	743,600
Accrued expenses	41,270,511	31,810,671
Total current liabilities	244,568,767	167,940,695
Noncurrent liabilities:
Convertible notes, net	209,036,417	203,564,011
Due to seller, noncurrent	786,000	956,400
Other noncurrent liabilities	20,777,082	19,487,942
Deferred income taxes	18,186,336	16,669,138
Total noncurrent liabilities	248,785,835	240,677,491
Total liabilities	493,354,602	408,618,186
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 30,659,911 shares issued and 27,133,041 shares outstanding at September 30, 2017; 30,421,273 shares issued and 28,131,479 shares outstanding at December 31, 2016	3,069	3,045
Treasury stock, 3,526,870 and 2,289,794 shares at September 30, 2017 and December 31, 2016, respectively	(69,818,299)	(49,148,912)
Additional paid-in capital	334,750,182	328,676,749
Retained earnings	77,893,121	78,618,848
Total stockholders' equity	342,828,073	358,149,730
Total liabilities and stockholders' equity	$836,182,675	$766,767,916
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net (loss) income	$(725,727)	$4,555,430
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,517,198	2,739,830
Noncash stock compensation expense	7,113,466	11,158,738
Noncash interest expense	6,005,047	5,669,403
Change in contingent consideration due to seller	668,533	(102,954)
Change in contingent consideration due from seller	(78,728)	31,025
Loss on disposal of assets	12,666	—
Depreciation and amortization	24,138,759	23,670,711
Change in assets, net of acquisitions:
Accounts receivable	(64,342,596)	(49,504,213)
Income taxes receivable	(2,870,684)	(4,937,428)
Prepaid expenses and other assets	(3,742,392)	(415,260)
Change in liabilities, net of acquisitions:
Accounts payable	62,801,250	41,696,285
Accrued expenses and other liabilities	10,718,317	20,549,995
Net cash provided by operating activities	41,215,109	55,111,562
Investing activities
Purchases of property and equipment	(14,744,708)	(37,248,736)
Net cash used in investing activities	(14,744,708)	(37,248,736)
Financing activities
Tax benefit of stock options exercised	—	1,233,866
Receipt of contingent consideration due from seller	500,000	750,000
Payments of contingent consideration due to seller	(694,533)	(2,273,743)
Proceeds from exercise of stock options	511,713	754,739
Employee tax withholdings related to net share settlements of equity-based awards	(1,551,722)	(4,679,014)
Purchases of treasury stock	(20,669,387)	(35,960,073)
Proceeds from borrowing on ABL facility	56,000,000	23,500,000
Repayments of amounts borrowed on ABL facility	(56,000,000)	(23,500,000)
Net cash used in financing activities	(21,903,929)	(40,174,225)
Increase (Decrease) in cash and cash equivalents	4,566,472	(22,311,399)
Cash and cash equivalents, beginning of period	16,646,089	56,522,194
Cash and cash equivalents, end of period	$21,212,561	$34,210,795

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,568,756	$3,793,821
Cash paid during the period for income taxes	258,879	2,808,772
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$—	$510,999
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount	Retained Earnings	Total
Balance at December 31, 2016	30,421,273	$3,045	$328,676,749	(2,289,794)	$(49,148,912)	$78,618,848	$358,149,730
Share compensation expense	—	—	7,113,466	—	—	—	7,113,466
Exercise of stock options	57,350	6	511,707	—	—	—	511,713
Common stock issued for vested restricted stock	226,021	23	(23)	—	—	—	—
Common stock issued for vested performance shares	28,804	3	(3)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(73,537)	(8)	(1,551,714)	—	—	—	(1,551,722)
Purchases of treasury stock	—	—	—	(1,237,076)	(20,669,387)	—	(20,669,387)
Net loss	—	—	—	—	—	(725,727)	(725,727)
Balance at September 30, 2017	30,659,911	$3,069	$334,750,182	(3,526,870)	$(69,818,299)	$77,893,121	$342,828,073

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year 2017. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2016.

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

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard provides for changes to accounting for stock compensation including: 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as an income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated). For the nine months ended September 30, 2017, a net excess tax deficiency was recognized as income tax expense in the consolidated statements of operations and any excess tax benefits were classified as an operating activity in the consolidated statements of cash flows. The Company will continue to estimate forfeitures.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

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
The Company plans to adopt this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The Company continues to evaluate its current contracts to determine whether this standard will have an impact on its gross versus net revenue recognition policies for its Transactional and Managed Transportation revenues. The new standard also required the Company to evaluate whether it transfers control of its performance obligations as of either (i) a point in time or (ii) over time. The Company anticipates that the adoption of this new standard will adjust the revenue recognition timing of its brokerage and transportation management services from point in time to over time, but it does not expect this adjustment to be significant to the Company's financial statements due to the short term nature of its performance obligations. In addition, the Company continues to evaluate the data requirements necessary to quantify the financial impact. As the Company continues its assessment of these matters, including its evaluation of the expanded disclosure requirements, it is preparing to implement changes to its accounting policies, practices and internal controls over financial reporting to support the new standard.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. The Company plans to adopt this standard on January 1, 2018, and is evaluating the effects that the adoption of this guidance will have on its cash flow presentation within the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this standard on January 1, 2019. Adoption will require a modified retrospective approach beginning with the earliest period presented, along with enhanced qualitative and

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

quantitative disclosures. The Company has established an implementation team and is evaluating the accounting, transition and disclosure requirements of the new standard. The Company is also evaluating the effects that the adoption of this standard will have on the Company’s financial statements.

3. Fair Value Measurement

The Company applies Accounting Standards Codification Topic 820 ("ASC Topic 820"), Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at September 30, 2017 was $1.7 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command based upon certain employee retention criteria. As of September 30, 2017, there was no remaining balance of the due from seller asset as the criteria were met.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,674,000)	—	—	$(1,674,000)

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,700,000)	—	—	$(1,700,000)
Assets:
Contingent consideration due from seller	$421,272	—	—	$421,272

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at December 31, 2016	$(1,700,000)
Change in fair value of contingent consideration due to seller	(668,533)
Payment of contingent consideration due to seller	694,533
Balance at September 30, 2017	$(1,674,000)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at December 31, 2016	$421,272
Receipt of contingent consideration due from seller	(500,000)
Change in fair value of contingent consideration due from seller	78,728
Balance at September 30, 2017	$—

For the nine months ended September 30, 2017 and 2016, the Company recognized a net expense of $589,805 and a net benefit of $71,929, respectively, in selling, general and administrative expenses due to the change in fair value determined by a Level 3 valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

During the nine months ended September 30, 2017 and 2016, the Company made contingent earn-out payments of $694,533 and $2,273,743, respectively, to the sellers of businesses acquired by the Company. The Company received $500,000 and $750,000 of contingent payments from the seller of Command during the nine months ended September 30, 2017 and 2016, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

4. Intangibles and Goodwill

The balance of goodwill was $307.3 million as of September 30, 2017 and December 31, 2016, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	Weighted-Average Life
Customer relationships	$145,138,979	$145,138,979	14.8 years
Carrier relationships	18,300,000	18,300,000	17.0 years
Non-compete agreements	5,239,000	5,239,000	6.7 years
Trade names	5,640,000	5,640,000	4.0 years
	174,317,979	174,317,979	14.4 years
Less accumulated amortization	(53,296,598)	(42,590,238)
Intangible assets, net	$121,021,381	$131,727,741

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $10,706,360 and $11,894,533 for the nine months ended September 30, 2017 and 2016, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2017	$3,537,439
2018	12,861,305
2019	11,470,909
2020	10,638,587
2021	10,025,278
Thereafter	72,487,863
Total	$121,021,381

5. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Accrued compensation	$19,859,082	$15,947,570
Accrued rebates	1,883,849	1,566,825
Accrued employee benefits	2,521,856	2,796,050
Accrued professional service fees	598,825	619,502
Accrued interest	2,579,291	1,158,854
Deferred rent	2,836,621	2,847,842
Other	10,990,987	6,874,028
Total accrued expenses	$41,270,511	$31,810,671

The other noncurrent liabilities of $20,777,082 and $19,487,942 at September 30, 2017 and December 31, 2016, respectively, consist primarily of the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

6. Income Taxes

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (Loss) before provision for income taxes	$2,618,033	$2,461,716	$(2,022,305)	$6,301,459
Income tax (expense) benefit	$(226,351)	$(99,666)	$1,296,578	$(1,746,029)
Effective tax rate	8.6%	4.0%	(64.1)%	27.7%

The difference in the Company's effective tax rate for the nine months ended September 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017, the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2, and the effect of the 2017 year to date pre-tax loss. The difference in the Company's effective tax rate for the nine months ended September 30, 2016 from the Company's statutory federal tax rate of 35% was primarily due to a tax credit related to a state incentive program.

7. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$2,391,682	$2,362,050	$(725,727)	$4,555,430
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	27,486,098	28,617,273	27,885,839	28,870,692
Effect of dilutive securities:
Employee stock awards	135,806	459,382	—	622,172
Denominator for dilutive earnings (loss) per common share	27,621,904	29,076,655	27,885,839	29,492,864
Basic earnings (loss) per common share	$0.09	$0.08	$(0.03)	$0.16
Diluted earnings (loss) per common share	$0.09	$0.08	$(0.03)	$0.15

For the nine months ended September 30, 2017, 266,347 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the period. For the three months ended September 30, 2017 and 2016, and nine months ended September 30, 2016, there were no employee stock options and no unvested restricted stock and performance shares excluded from the calculation of diluted earnings per common share.

As of September 30, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for the three and nine months ended September 30, 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

8. Stock-Based Compensation Plans

The Company recorded $2,032,508 and $7,113,466 in total stock-based compensation expense with corresponding income tax benefits of $764,223 and $2,674,664 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company recorded $2,048,817 and $11,158,738 in total stock-based compensation expense with corresponding income tax benefits of $776,092 and $4,226,930, respectively.

During the nine months ended September 30, 2017 and 2016, the Company did not grant any stock options.

The Company granted 294,820 and 251,221 shares of restricted stock to various employees during the nine months ended September 30, 2017 and 2016, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 99,933 and 91,612 shares of performance and market-based stock during the nine months ended September 30, 2017 and 2016, respectively.

9. Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by the Company's insurance and risk management programs or may result in claims or adjustments with the Company's carriers. No such matters are currently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of September 30, 2017.

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At September 30, 2017, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company drew $56.0 million and $23.5 million on the ABL Facility during the nine months ended September 30, 2017 and 2016, respectively, all of which was repaid as of September 30, 2017 and 2016. No amounts were outstanding on the ABL Facility as of September 30, 2017. The Company is in compliance with all covenants related to the ABL.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

The issuance of letters of credit under the ABL Facility reduces available borrowings. At September 30, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at September 30, 2017, as determined by the working capital assets pledged as collateral, was $199.9 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at September 30, 2017 was $199.2 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.5 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at September 30, 2017, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted (loss) earnings per common share, but any conversion premium that exists will be included in the calculation of diluted (loss) earnings per common share using the treasury stock method. As of September 30, 2017, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the nine months ended September 30, 2017.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016

As of September 30, 2017 and December 31, 2016, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows:

	September 30, 2017	December 31, 2016
Convertible senior notes, principal amount	$230,000,000	$230,000,000
Unamortized debt discount	(17,502,044)	(22,070,838)
Unamortized debt issuance costs	(3,461,539)	(4,365,151)
Convertible senior notes, net	$209,036,417	$203,564,011

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2017 was $218.1 million. The fair value of the Notes was estimated based on the trading price of the Notes at September 30, 2017. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the nine months ended September 30, 2017 and 2016, interest expense related to the Notes consisted of the following:

	September 30, 2017	September 30, 2016
Contractual coupon interest	$4,312,500	$4,312,500
Debt discount amortization	4,568,794	4,289,093
Debt issuance cost amortization	903,612	848,293
Interest expense, Notes	$9,784,906	$9,449,886

The undiscounted interest and principal payments due in relation to the Notes from September 30, 2017 to the maturity of the Notes on May 1, 2020 are as follows:

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$509,531	$460,192	$1,395,368	$1,309,299
Transportation costs	422,830	379,329	1,152,556	1,062,432
Net revenue (1)	86,701	80,863	242,812	246,867
Operating expenses:
Commissions	26,452	23,846	73,571	73,916
Selling, general and administrative expenses	45,528	42,398	135,559	132,458
Contingent consideration expense (benefit)	304	49	590	(72)
Depreciation and amortization	8,124	8,543	24,139	23,671
Total operating expenses	80,408	74,836	233,858	229,973
Income from operations	6,293	6,027	8,954	16,894
Interest income	21	—	21	—
Interest expense	(3,696)	(3,565)	(10,997)	(10,593)
Income (Loss) before provision for income taxes	2,618	2,462	(2,022)	6,301
Income tax (expense) benefit	(226)	(100)	1,297	(1,746)
Net income (loss)	$2,392	$2,362	$(726)	$4,555
Earnings (Loss) per common share:
Basic	$0.09	$0.08	$(0.03)	$0.16
Diluted	$0.09	$0.08	$(0.03)	$0.15
Shares used in per share calculations (in thousands):
Basic	27,486	28,617	27,886	28,871
Diluted	27,622	29,077	27,886	29,493

(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(in thousands)
Revenue	$509,531	$460,192	$1,395,368	$1,309,299
Transportation costs	422,830	379,329	1,152,556	1,062,432
Net revenue	$86,701	$80,863	$242,812	$246,867

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1.4 billion and $1.3 billion for the nine months ended September 30, 2017 and 2016, respectively, representing a period-over-period increase of 6.6%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the nine months ended September 30, 2017 and 2016, Transactional clients accounted for 79.2% and 81.5% of our revenue, respectively, and Managed Transportation clients accounted for 20.8% and 18.5% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL, LTL and intermodal. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine months ended September 30, 2017, TL accounted for 67.5% of our revenue, LTL accounted for 27.2% of our revenue, intermodal accounted for 3.6% of our revenue and other transportation modes accounted for 1.7% of our revenue. For the nine months ended September 30, 2016, TL accounted for 67.7% of our revenue, LTL accounted for 26.2% of our revenue, intermodal accounted for 4.4% of our revenue and other transportation modes accounted for 1.7% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the nine months ended September 30, 2017 was $242.8 million, a decrease of 1.6% from $246.9 million in the comparable period of 2016.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the nine months ended September 30, 2017 and 2016, our commission expense was $73.6 million and $73.9 million, respectively. Commission expense increased to 30.3% of our net revenue as of September 30, 2017, as compared to 29.9% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the the nine months ended September 30, 2017 and 2016, our selling, general and administrative expenses were $135.6 million and $132.5 million, respectively. For the nine months ended September 30, 2017 and 2016, selling, general and administrative expenses as a percentage of net revenue were 55.8% and 53.7%, respectively.

Our contingent consideration expense, or benefit, is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, we recorded a net expense of $0.6 million and a net benefit of $0.1 million, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the nine months ended September 30, 2017 and 2016, depreciation expense was $13.4 million and $11.8 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the nine months ended September 30, 2017 and 2016, amortization expense was $10.7 million and $11.9 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $11.0 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Comparison of the three months ended September 30, 2017 and 2016

Revenue

Revenue for the three months ended September 30, 2017 was $509.5 million, an increase of 10.7% from $460.2 million in the comparable period of 2016. The increase in revenue was attributable to an increase in revenue per shipment, along with an increase in volume.

Revenue from Transactional clients for the three months ended September 30, 2017 was $401.2 million, an increase of 7.5% from $373.1 million in the comparable period of 2016. The increase in Transactional revenue was driven by an increase in both TL and LTL revenue per shipment. Revenue from Transactional clients was 78.7% of our revenue for the three months ended September 30, 2017, a decrease from 81.1% of our revenue in the comparable period of 2016. The decrease was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients for the three months ended September 30, 2017 was $108.4 million, an increase of 24.4% from $87.1 million in the comparable period of 2016. Revenue from Managed Transportation clients was 21.3% of our revenue for the three months ended September 30, 2017, an increase from 18.9% of revenue in the comparable period of 2016. This increase was driven by the addition of new clients, along with an increase in revenue per shipment from existing clients.

Transportation costs

Transportation costs for the three months ended September 30, 2017 were $422.8 million, an increase of 11.5% from $379.3 million in the comparable period of 2016. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 83.0% for the three months ended September 30, 2017 from 82.4% in the comparable period of 2016, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the three months ended September 30, 2017 was $86.7 million, an increase of 7.2% from $80.9 million in the comparable period of 2016. The increase in net revenue was driven by an increase in revenue. Net revenue margins decreased to 17.0% for the three months ended September 30, 2017, from 17.6% in the comparable period of 2016. The decline in both TL and LTL margins, due to increased transportation costs, accounted for the decrease in our net revenue margins during this period.

Operating expenses

Commission expense for the three months ended September 30, 2017 was $26.5 million, an increase of 10.9% from $23.8 million in the comparable period of 2016, due to higher volume. For the three months ended September 30, 2017 and 2016, commission expense was 30.5% and 29.5%, respectively, of our net revenue. The increase in commission expense as a percentage of net revenue is driven by changes in mode mix and marginal shifts in sales channels.

Selling, general and administrative expenses for three months ended September 30, 2017 were $45.5 million, an increase of 7.4% from $42.4 million in the comparable period in 2016. As a percentage of net revenue, selling, general and administrative expenses slightly increased to 52.5% for the three months ended September 30, 2017, from 52.4% in the comparable period of 2016. The increase is due to an increased investment in our sales force and operating personnel.

The contingent consideration fair value adjustment resulted in net expense of $0.3 million and $0.05 million for the three months ended September 30, 2017 and 2016, respectively. The expense for 2017 is the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of September 30, 2017.

Depreciation expense for the three months ended September 30, 2017 was stable at $4.6 million for both the three months ended September 30, 2017 and 2016.

Amortization expense for the three months ended September 30, 2017 was $3.6 million, a decrease of 9.1% from $3.9 million in the comparable period of 2016. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of the acquired customer relationships.

Income from operations

Income from operations for the three months ended September 30, 2017 was $6.3 million, compared to $6.0 million in the comparable period of 2016. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $3.7 million for the three months ended September 30, 2017, an increase from $3.6 million of interest expense in the comparable period of 2016. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax expense

We recognized income tax expense of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended September 30, 2017 was 8.6%, compared to an effective tax rate of 4.0% in the comparable period of 2016. The difference in the Company's effective tax rate for the three months ended September 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017 and the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, discussed further in Note 2 to our Consolidated Financial Statements (Unaudited).

Net income

Net income for the three months ended September 30, 2017 remained stable at $2.4 million when compared to the comparable period of 2016, due to the items previously discussed.

Comparison of the nine months ended September 30, 2017 and 2016

Revenue

Revenue for the nine months ended September 30, 2017 was $1.4 billion, an increase of 6.6% from $1.3 billion in the comparable period of 2016. The increase in revenue was attributable to an increase in revenue per shipment, along with an increase in volume.

Revenue from Transactional clients for the nine months ended September 30, 2017 increased 3.6% to $1.1 billion from approximately 1.1 billion in the comparable period of 2016. Revenue from Transactional clients was 79.2% of our revenue for the nine months ended September 30, 2017, a decrease from 81.5% of our revenue in the comparable period of 2016. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients for the nine months ended September 30, 2017 was $289.8 million, an increase of 19.7% from $242.2 million in the comparable period of 2016. Revenue from Managed Transportation clients was 20.8% of our revenue for the nine months ended September 30, 2017, an increase from 18.5% of revenue in the comparable period of 2016. This increase was primarily driven by the addition of new clients, along with an increase in revenue per shipment from existing clients.

Transportation costs

Transportation costs for the nine months ended September 30, 2017 were $1.2 billion, an increase of 8.5% from $1.1 billion in the comparable period of 2016. The growth in the total number of shipments drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.6% for the nine months ended September 30, 2017 from 81.1% in the comparable period of 2016, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the nine months ended September 30, 2017 was $242.8 million, a decrease of 1.6% from $246.9 million in the comparable period of 2016. Net revenue margins decreased to 17.4% for the nine months ended September 30, 2017, from 18.9% in the comparable period of 2016. The decline in both TL and LTL margins, primarily due to increased transportation costs, accounted for most of the decrease in our net revenue during this period.

Operating expenses

Commission expense for the nine months ended September 30, 2017 was $73.6 million, a decrease of 0.5% from $73.9 million in the comparable period of 2016. The decrease in commission expense was due to lower net revenue margins. As a percentage of net revenue, commission expense increased to 30.3% for the nine months ended September 30, 2017 from 29.9% in the comparable period of 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $135.6 million, a 2.3% increase from $132.5 million in the comparable period of 2016. As a percentage of net revenue, selling, general and administrative expenses increased to 55.8% for the nine months ended September 30, 2017, from 53.7% in the comparable period of 2016. The increase is primarily due to lower net revenue, along with an increased investment in our sales force and operating personnel.

The contingent consideration fair value adjustment resulted in a net expense of $0.6 million and a net benefit of $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and employee retention criteria. The fair value of the contingent consideration assets reflects the satisfaction of the employee retention criteria, and the fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of September 30, 2017.

Depreciation expense for the nine months ended September 30, 2017 was $13.4 million, an increase of 14.1% from $11.8 million in the comparable period of 2016. The increase in depreciation expense is primarily due to depreciation of additional leasehold improvements, furniture and computer equipment for the new Chicago expansion space from the fourth quarter of 2016.

Amortization expense for the nine months ended September 30, 2017 was $10.7 million, a decrease of 10.0% from $11.9 million in the comparable period of 2016. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of the acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the nine months ended September 30, 2017 was $9.0 million, compared to $16.9 million in the comparable period of 2016. The decrease in income from operations was primarily due to lower net revenue margins.

Interest expense

Interest expense was $11.0 million for the nine months ended September 30, 2017, an increase from $10.6 million of interest expense in the comparable period of 2016. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax benefit (expense)

We recognized income tax benefit of $1.3 million and income tax expense of $1.7 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the nine months ended September 30, 2017 was (64.1)%, compared to an effective tax rate of 27.7% in the comparable period of 2016. The difference in the Company's effective tax rate for the nine months ended September 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017, the tax deficiencies related to share-based payment awards described further in Note 2 to our Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, and the effect of the 2017 year to date pre-tax loss.

Net (loss) income

Net loss for the nine months ended September 30, 2017 was $0.7 million, compared to net income of $4.6 million in the comparable period of 2016, due to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2017, we had $21.2 million in cash and cash equivalents, $98.7 million in working capital and $199.2 million available under our ABL Facility.

Cash provided by operating activities

During the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $41.2 million and $55.1 million, respectively. We generated $38.7 million and $47.7 million in cash from net income (adjusted for noncash operating items) for the nine months ended September 30, 2017 and 2016, respectively. In the current year, we generated $2.6 million of cash due to changes in working capital, compared to $7.4 million in the prior year. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the nine months ended September 30, 2017 and 2016, net cash used in investing activities was $14.7 million and $37.2 million, respectively. During the nine months ended September 30, 2017, the primary investing activities were the purchase of property and equipment, leasehold improvements and the internal development of computer software. During the nine months ended September 30, 2016, primary investing activities were the purchase of property and equipment, leasehold improvements related to the new Chicago space and the internal development of computer software.

Cash used in financing activities

During the nine months ended September 30, 2017 and 2016, net cash used in financing activities was $21.9 million and $40.2 million, respectively. During the nine months ended September 30, 2017 and 2016, the primary financing activities were the purchases of treasury stock, payments and receipt of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $56.0 million and $23.5 million on our ABL Facility during the nine months ended September 30, 2017 and 2016, respectively, all of which was repaid as of September 30, 2017 and 2016.

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

At September 30, 2017, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At September 30, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at September 30, 2017, as determined by the working capital assets pledged as collateral, was $199.9 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at September 30, 2017 was $199.2 million.

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

In 2017, we expect to use $2.9 million to satisfy the semi-annual Notes coupon payment due November 1, 2017, as well as $4 to $6 million for capital expenditures for the remainder of 2017. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2017 and 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2017, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2017.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
7/1/17-7/31/17	59,675	$13.40	59,675	$39,198,512
8/1/17-8/31/17	442,467	$14.20	441,401	$32,917,508
9/1/17-9/30/17	174,894	$15.65	174,412	$30,181,701
Total	677,036	$14.50	675,488

(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Item 6.    Exhibits
A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	October 26, 2017		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	October 26, 2017		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer