Form 10-K
period 2017-12-31
Echo Global Logistics, Inc.
filed 2018-02-27
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recent completed second quarter, was $515,351,096 (based upon closing price of these shares on the Nasdaq Global Select Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 23, 2018 was 28,024,629.
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

Our Company

Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation with truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill payment and audit, payment and performance management, and reporting functions, including executive dashboard tools.

The success of our model and its ability to deliver a competitive value proposition to shippers (our clients) has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown within this market segment in recent years, primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services, and the development of a training program that enables better client service and the hiring of additional salespeople. We also have supplemented our organic growth through selective acquisitions.

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

Transactional Clients

We service Transactional clients on a shipment-by-shipment basis. Pricing is often quoted according to pre-existing price agreements maintained with our LTL carriers or pricing procured in the spot market for TL carriers. It is the objective of our sales representatives to expand client relationships by increasing the shipper's percentage of total freight spend directed to Echo. Transactional clients benefit from access to our advanced technology, service quality and competitive pricing.

Our revenue from Transactional clients was $1.5 billion in 2017, $1.4 billion in 2016 and $1.2 billion in 2015. Revenue from Transactional clients as a percentage of total revenue was 79.2%, 81.3% and 81.0%, in 2017, 2016 and 2015, respectively.

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
Dedicated account executives, together with account management and technology staff, form our Solutions and Implementation team that initiates the on-boarding process for each new Managed Transportation client. This team reviews the client's existing business processes, develops a preliminary freight management plan and targets a percentage cost savings achievable for the client over the life of the contract. The team then develops an implementation plan that links the client's back office processes to our proprietary technology platform.
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
Managed Transportation contracts often are on an exclusive basis for a certain transportation mode or point of origin and may apply to one or more modes used by the client. These provisions help us secure, but do not guarantee, a significant portion of a Managed Transportation client's transportation spend. While the application of these contractual exclusivity provisions historically has varied, we work closely with our Managed Transportation clients to maintain our status as their exclusive provider of transportation management services for a particular mode or point of origin.
We also provide freight bill payment and audit services, claims processing and small parcel consulting services to a limited number of Managed Transportation clients. Under these arrangements, we review the client's small parcel shipping contracts and shipment data, analyzing their volumes, distribution, rates and savings opportunities, prepare negotiation strategies and directly or indirectly participate in negotiations with carriers to improve the client's rates, charges, services and commitments.
Our revenue from Managed Transportation clients was $404.3 million in 2017, $320.3 million in 2016 and $287.0 million in 2015. Revenue from Managed Transportation clients as a percentage of total revenue was 20.8%, 18.7% and 19.0% in 2017, 2016 and 2015, respectively.
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
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities. We believe the agility of Optimizer is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that mode on an enterprise-wide basis. In 2017, 2016 and 2015, we spent approximately $19.0 million, $14.6 million and $8.2 million, respectively, on the development of Optimizer and related technologies.
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
Our Transportation Solutions
We satisfy the market demand for freight transportation solutions by delivering a competitive value proposition that combines advanced technology, exceptional client service, competitive pricing and highly customized transportation solutions to businesses seeking external transportation management expertise. As a non-asset based provider of technology-enabled transportation and logistics services, our solutions offerings take many forms, including multi-modal transportation brokerage and logistics services.
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

•
Intermodal.    Intermodal transportation is the shipping of freight by multiple modes. We offer intermodal transportation services for our clients that utilize a combination of truck and rail. Our dedicated intermodal team can select the combination of truck and rail services that best satisfies each client's individual price and shipment criteria.

•	Domestic Air and Expedited Services. We provide domestic air and expedited shipment services for our clients whose delivery requirements cannot be satisfied by traditional over-the-road service.

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
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, selection, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill payment and audit;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back-end reports customized to the internal reporting needs of the business.
Our Employees
As of December 31, 2017, Echo had 2,453 employees, of which 1,641 were sales representatives and agents.
Our sales representatives and agents are located in more than 30 offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers and carriers. Sales agents work independently or in station offices and generally are experienced industry sales professionals managing their own client relationships. Both sales representatives and agents are primarily responsible for managing and servicing the client and carrier relationships whose business they secure.
Candidates for employment are identified and screened through traditional means, such as career fairs, search firms, job postings, advertisements in industry publications and referrals. The majority of hires within our sales and service organization are recent college graduates. We invest extensively in their training and ongoing development to ensure their long-term success as a part of our organization. Employees who join Echo as a result of an acquisition also participate in training tailored to their needs. We are confident that our employee training and development efforts contribute to longer tenure, increased productivity and a greater commitment to client satisfaction. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
Our Carrier Network
In 2017, we continued to enhance our vast carrier network of motor, rail, air and ocean freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Since we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
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
The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one carrier. Our largest carrier accounted for less than 4% of our total 2017 transportation costs.
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
Our international operations are impacted by a wide variety of United States regulations from various government departments, along with foreign regulatory authorities. Regulations set by these departments may cover matters such as the type of commodities that may be shipped and how certain commodities may be shipped. These departments also issue regulations regarding unfair international trade practices and limitations on entities with which we may engage in business.
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

 We require all motor carriers we work with to carry at least $1 million in automobile liability insurance and $0.1 million in cargo insurance. We also maintain a broad cargo liability insurance policy to protect us against cargo damages that may not be recovered from the responsible motor-carrier. We carry various liability insurance policies, including automobile and general liability. Our contingent automobile liability coverage has a retention of $5 million per incident.

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
Risks Related to Our Business
We operate in a highly competitive industry, and if we are unable to address factors that may adversely affect our operating results, it could substantially impair our business.
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

In 2017, we continued to enhance our sizable carrier network of motor, rail, air and ocean freight transportation providers. We expect to continue to rely on these carriers to fulfill our shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity tightens or the transportation industry experiences further consolidation among carriers, our ability to serve our clients on competitive terms could be significantly limited. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may be unable to obtain sufficient pricing information to effectively utilize Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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
Fuel prices can be volatile and difficult to predict. Fuel prices have fluctuated significantly over the last three years. Our clients expect fuel savings to be passed along through lower prices. If carriers do not lower their prices to reflect declines in fuel costs, this could negatively impact our shipment volume, as our clients would seek other shipping options. This decrease in volume would negatively impact our gross profits and income from operations.
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
The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our Internet access, computer equipment, software applications, database storage facilities and other office equipment, which are mainly located in our Chicago headquarters. Our operations and those of our carriers and clients are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, hackers, cyber-attacks, equipment failure, physical break-ins and other events beyond our control, including disasters affecting Chicago. We attempt to mitigate these risks through various means, including system backup and security measures, but our precautions will not protect against all potential problems. We maintain fully redundant off-site backup facilities for our Internet access, computer equipment, software applications, database storage and network equipment, but these facilities could be subject to the same interruptions that could affect our headquarters. If we suffer a database or network facility outage, our business could experience disruption, possibly resulting in reduced revenue and the loss of clients.
Our ability to deliver our services depends upon the capacity, reliability and security of services provided to us by our telecommunication service providers, our electronic delivery systems and the Internet. We have no control over the operation, quality or maintenance of these services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, our telecommunication service providers may increase the prices at which they provide services, which would increase our costs. If our telecommunication service providers were to cease to provide essential services or to significantly increase their prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could significantly harm our reputation and could cause us to lose clients and revenue. Moreover, our ability to deliver information using the Internet may be impaired because of infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our ability to effectively provide technology-enabled transportation and supply chain management services and to serve our clients may be impaired.
Breaches in data security could adversely affect our business.
Failure to prevent or mitigate data loss, or system intrusions, from cyber-attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affecting our operating results, or result in litigation or potential liability for our business. Likewise, data privacy breaches by employees or others accessing our systems may pose a risk that sensitive vendor or customer data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and reputation. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and to prevent data loss, our precautions may not protect against all potential breakdowns or breaches in our systems that could have an adverse affect on our business.
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
Our clients may terminate their relationships with us on short notice with limited or no penalties, and our clients are generally not obligated to spend a minimum amount with us.
Our Transactional clients, which accounted for 79.2% and 81.3% of our revenue in 2017 and 2016, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract, the client can terminate the relationship. Managed Transportation contracts accounting for 5.8% and 4.9% of our total 2017 revenue are scheduled to expire (subject to possible renewal) in 2018 and 2019, respectively.
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

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and automobile liability. We use a combination of insurance and self-insurance policies for our employee health plans.

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
We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to criminal, terrorist and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our clients in the form of rate increases or surcharges.
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
Since our initial public offering in October 2009 through February 23, 2018, the closing sale price of our common stock as reported by the Nasdaq Global Select Market has ranged from a low of $10.04 on November 11, 2010 to a high of $34.14 on June 23, 2015.
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

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to takeover our Company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would trigger options by the respective holders of the applicable Notes to require us to repurchase such Notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to our stockholders.

Item 1B.    Unresolved staff comments
None.

Item 2.    Properties

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2017, we leased approximately 225,000 square feet for our corporate headquarters. Up until December 2016, we also leased space in Skokie, Illinois, the former headquarters of Command Transportation, LLC ("Command"), totaling approximately 25,000 square feet. The lease of the former Command headquarters in Skokie terminated on December 20, 2016.

As of December 31, 2017, we also operated over 30 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet.

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

2017	High	Low
First Quarter	$25.95	$20.03
Second Quarter	$21.40	$17.90
Third Quarter	$20.70	$13.00
Fourth Quarter	$29.00	$18.70
2016	High	Low
First Quarter	$28.49	$18.65
Second Quarter	$27.17	$20.52
Third Quarter	$26.70	$21.23
Fourth Quarter	$28.90	$20.25
Holders
As of February 23, 2018, there were five individual holders of record of our common stock. Holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2017.

Date	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/17-10/31/17	12,212	$19.58	—	$30,181,701
11/1/17-11/30/17	—	$—	—	$30,181,701
12/1/17-12/31/17	79	$26.85	—	$30,181,701
Total	12,291	$19.62	—

(1)
On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	431,331	$11.16	1,488,515	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	431,331	$11.16	1,488,515
____________________

(1)	Includes our 2005 Stock Option Plan, which was merged with our Amended and Restated 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our Amended and Restated 2008 Stock Incentive Plan.

(3)
In connection with the Command acquisition, on June 1, 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees pursuant to NASDAQ Stock Market Listing Rule 5635(c)(4), which provides an exception to the NASDAQ shareholder approval requirements for the issuance of securities with regard to grants to prospective employees of the Company, including without limitation grants to prospective employees in connection with a merger or other acquisition (the "Inducement Plan"). As of December 31, 2017 and 2016, there were no securities available for future issuance under the Inducement Plan.

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

	Year ended December 31,
	2017(1)	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,943,086	$1,716,152	$1,512,299	$1,173,383	$884,193
Transportation costs	1,604,046	1,397,578	1,222,035	965,165	728,544
Net revenue (2)	339,041	318,574	290,264	208,218	155,649
Operating expenses:
Commissions	103,088	95,631	85,957	57,678	39,481
Selling, general and administrative expenses	183,149	175,302	157,056	106,974	82,298
Contingent consideration expense (benefit)	991	(108)	201	2,160	101
Depreciation and amortization	32,728	32,138	24,143	13,876	10,565
Total operating expenses	319,955	302,963	267,357	180,688	132,445
Income from operations	19,085	15,611	22,907	27,530	23,204
Interest expense	(14,768)	(14,227)	(11,276)	(106)	(1)
Interest income and other expense	32	—	(103)	(144)	(355)
Income before provision for income taxes	4,350	1,384	11,528	27,280	22,848
Income tax benefit (expense)	8,273	206	(3,682)	(10,492)	(8,645)
Net income	12,623	1,590	7,846	16,788	14,203

Net income applicable to common stockholders	$12,623	$1,590	$7,846	$16,788	$14,203
Earnings per common share:
Basic	$0.46	$0.06	$0.29	$0.73	$0.62
Diluted	$0.45	$0.05	$0.28	$0.71	$0.61
Shares used in per share calculations (in thousands):
Basic	27,715	28,715	27,473	23,044	22,861
Diluted	28,023	29,302	28,110	23,634	23,404
Note: Amounts may not foot due to rounding.

(1) 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Tax Cuts and Jobs Act (the "Act" or "TCJA").
(2) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. We believe net revenue information is useful to investors because it provides information about the financial performance of the Company's ongoing business, and is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Revenue	$1,943,086	$1,716,152	$1,512,299	$1,173,383	$884,193
Transportation costs	1,604,046	1,397,578	1,222,035	965,165	728,544
Net revenue	$339,041	$318,574	$290,264	$208,218	$155,649

Employee Count

The number of employees on the last day of the applicable period were as follows:

	Year ended December 31,
	2017	2016	2015	2014	2013
Total employees	2,453	2,350	2,335	1,734	1,297

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$23,515	$16,646	$56,522	$32,542	$52,507
Working capital	113,973	100,360	123,432	58,421	87,674
Total assets	838,079	766,768	746,510	316,044	245,147
Total liabilities	479,207	408,618	351,260	134,170	85,917
Total stockholders' equity	$358,872	$358,150	$395,250	$181,874	$159,230

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

Results of Operations

The following table represents certain results of operations data:

	Year Ended December 31,
	2017(1)	2016	2015
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,943,086	$1,716,152	$1,512,299
Transportation costs	1,604,046	1,397,578	1,222,035
Net revenue(2)	339,041	318,574	290,264
Operating expenses:
Commissions	103,088	95,631	85,957
Selling, general and administrative expenses	183,149	175,302	157,056
Contingent consideration expense (benefit)	991	(108)	201
Depreciation and amortization	32,728	32,138	24,143
Total operating expenses	319,955	302,963	267,357
Income from operations	19,085	15,611	22,907
Interest expense	(14,768)	(14,227)	(11,276)
Interest income and other expense	32	—	(103)
Income before provision for income taxes	4,350	1,384	11,528
Income tax benefit (expense)	8,273	206	(3,682)
Net income	$12,623	$1,590	$7,846

Stated as a percentage of net revenue:
Net revenue(2)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	30.4%	30.0%	29.6%
Selling, general and administrative expenses	54.0%	55.0%	54.1%
Contingent consideration expense (benefit)	0.3%	(0.0)%	0.1%
Depreciation and amortization	9.7%	10.1%	8.3%
Total operating expenses	94.4%	95.1%	92.1%
Income from operations	5.6%	4.9%	7.9%

Earnings per common share:
Basic	$0.46	$0.06	$0.29
Diluted	$0.45	$0.05	$0.28
Shares used in per share calculations (in thousands):
Basic	27,715	28,715	27,473
Diluted	28,023	29,302	28,110
Note: Amounts may not foot due to rounding.

(1) 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Act.
(2) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Annual Report on Form 10-K, for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Revenue

We generate revenue through the sale of transportation and logistics services to our clients. Revenue is recognized when the client's product is delivered by a third-party carrier. Our revenue was $1.9 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively, reflecting growth rates of 13.2% and 13.5% in 2017 and 2016, respectively, compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often exclusive for a certain transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the years ended December 31, 2017, 2016 and 2015, Transactional clients accounted for 79.2%, 81.3% and 81.0% of our revenue, respectively, and Managed Transportation clients accounted for 20.8%, 18.7% and 19.0% of our revenue, respectively. We expect to continue to expand both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary shipment modes that we transact in are TL, LTL and intermodal. Other transportation modes include domestic air, expedited services, international and small parcel. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2017, TL accounted for 68.1% of our revenue, LTL accounted for 26.8% of our revenue, intermodal accounted for 3.5% of our revenue and other transportation accounted for 1.6% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. In turn, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our expenses as a percentage of net revenue. In 2017, 2016 and 2015, our net revenue was $339.0 million, $318.6 million and $290.3 million, respectively, reflecting growth rates of 6.4% and 9.8% in 2017 and 2016, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2017, 2016 and 2015, commission expense was $103.1 million, $95.6 million and $86.0 million, respectively. In 2017, 2016 and 2015, commission expense as a percentage of net revenue was 30.4%, 30.0% and 29.6%, respectively. TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Our selling, general and administrative expenses, which exclude commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transaction costs, and other general and administrative expenses. In 2017, 2016 and 2015, our selling, general and administrative expenses were $183.1 million, $175.3 million and $157.1 million, respectively. In 2017, 2016 and 2015, selling, general and administrative expenses as a percentage of net revenue were 54.0%, 55.0% and 54.1%, respectively.

Our contingent consideration expense or benefit is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2017, we recorded a charge of $1.0 million, compared to a net benefit of $0.1 million in 2016 and a charge of $0.2 million in 2015 due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer equipment, software, including internal use software, furniture, fixtures and office equipment, and leasehold improvements. In 2017, 2016 and 2015, depreciation expense was $18.5 million, $16.3 million and $12.4 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, non-compete agreements and trade names. In 2017, 2016 and 2015, amortization expense was $14.2 million, $15.8 million and $11.7 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $14.8 million, $14.2 million and $11.2 million for 2017, 2016 and 2015, respectively.
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
We manage the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2017, we performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC 350. As part of the qualitative assessment, the Company compared its current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing macroeconomic conditions and industry trends. We concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. The customer relationships are being amortized using an accelerated method, while carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Refer to Note 7.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expenses in the consolidated statements of operations. For more information about our stock-based compensation programs, see Note 14--Stock-Based Compensation Plans.
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
On December 22, 2017, the Act was signed into legislation. The Act reduces the federal corporate tax rate from 35% to 21%, and imposes a one-time transition tax on certain foreign earnings, effective January 1, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act's enactment date for companies to complete the accounting under ASC 740, Income Taxes. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the deferred tax re-measurements and other items to be reasonable estimates, but provisional, due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. As of December 31, 2017, we have recorded a decrease in our net deferred tax liability of $8.9 million, with a corresponding net adjustment to deferred income tax benefit. No transition tax was recorded as we do not have any foreign subsidiaries.

Comparison of years ended December 31, 2017 and 2016

Revenue

Revenue was $1.9 billion in 2017, an increase of 13.2% from $1.7 billion in 2016. The increase in revenue was attributable to an increase in shipment volume and an increase in revenue per shipment driven by an increase in TL rates.

Revenue from Transactional clients was $1.5 billion in 2017, an increase of 10.2% from $1.4 billion in 2016. The increase in Transactional revenue was driven by an increase in volume and an increase in revenue per shipment driven by an increase in TL rates. Our percentage of revenue from Transactional clients was 79.2% in 2017, a decrease from 81.3% in 2016. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients was $404.3 million in 2017, an increase of 26.2% from $320.3 million in 2016. This increase was driven by the addition of new clients, along with an increase in revenue from existing clients. In 2017, 20.8% of our revenue was generated from Managed Transportation clients, an increase from 18.7% in 2016.

Transportation costs

Transportation costs were $1.6 billion in 2017, an increase of 14.8% from $1.4 billion in 2016. The growth in the total number of shipments and higher carrier rates drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.6% in 2017 from 81.4% in 2016 due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue was $339.0 million in 2017, an increase of 6.4% from $318.6 million in 2016. The growth in the total number of shipments accounted for most of the increase in our net revenue during this period. Net revenue margins decreased to 17.4% in 2017 from 18.6% in 2016. The decline in both TL and LTL margins, primarily due to higher carrier rates, accounted for most of the decrease in our net revenue margin during the period.

Operating expenses

Commission expense was $103.1 million in 2017, an increase of 7.8% from $95.6 million in 2016. This increase was primarily attributable to the increase in net revenue. For 2017 and 2016, commission expense was 30.4% and 30.0%, respectively, of our net revenue. The modest increase in commission expense as a percentage of net revenue was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses were $183.1 million in 2017, an increase of 4.5% from $175.3 million in 2016, due to an increased investment in our sales force and operating personnel. As a percentage of net revenue, selling, general and administrative expenses decreased to 54.0% in 2017 from 55.0% in 2016, due to higher net revenue.

The contingent consideration fair value adjustment resulted in a net expense of $1.0 million and net benefit of $0.1 million in 2017 and 2016, respectively. The expense for 2017 was the result of adjustments made to the fair value of the contingent assets and liabilities, primarily due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2017.

Depreciation expense was $18.5 million in 2017, an increase of 13.2% from $16.3 million in 2016. The increase in depreciation expense was primarily attributable to the depreciation of additional leasehold improvements, furniture and computer equipment for the new Chicago expansion space added in the fourth quarter of 2016.

Amortization expense in 2017 was $14.2 million, a decrease of 9.9% from $15.8 million in 2016, primarily attributable to the accelerated method of amortization of our acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations was $19.1 million in 2017, an increase of 22.3% from $15.6 million in 2016. The increase in income from operations was attributable to the increase in net revenue in excess of the increase in operating expenses.

Interest expense

Interest expense was $14.8 million in 2017, an increase from $14.2 million in 2016. The interest expense in both years primarily related to our Notes and the ABL Facility.

Income tax benefit

We recognized income tax benefits of $8.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Our effective tax rate for the year ended December 31, 2017 was (190.2)%, compared to an effective tax rate of (14.9)% in the comparable period of 2016. The difference in our effective tax rate for the year ended December 31, 2017 from our statutory federal tax rate of 35% was primarily due to the favorable impact of the federal rate change, as a result of the Act, and the related re-measurement of deferred tax liabilities, along with the favorable effects of a state tax credit and amended returns to claim domestic production tax deductions. These favorable items were partially offset by the share-based payment awards recognized as income tax expense, and higher pre-tax income.

Net Income

Net income was $12.6 million in 2017, compared to $1.6 million in 2016 as a result of the items previously discussed.

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

The contingent consideration fair value adjustment resulted in a benefit of $0.1 million and expense of $0.2 million in 2016 and 2015, respectively. In the current year, the benefit is the result of adjustments made to the fair value of the contingent obligation due to previous acquisition owners as a result of financial performance and the time value of money. The benefit was offset by an increase in the fair value of the receivable due from the former owner of Command, as the likelihood of employee retention was adjusted along with the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2016.

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

	Three Months Ended
	Dec. 31, 2017(1)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands, except per share data) (unaudited)
Revenue	$547,718	$509,531	$470,086	$415,752	$406,853	$460,192	$443,830	$405,278
Net revenue(2)	96,229	86,701	81,613	74,498	71,708	80,863	85,178	80,827
Operating income (loss)	10,132	6,293	3,439	(777)	(1,284)	6,027	7,046	3,821
Net income (loss)	13,349	2,392	(245)	(2,872)	(2,966)	2,362	1,931	263
Earnings (Loss) per common share:
Basic	$0.49	$0.09	$(0.01)	$(0.10)	$(0.10)	$0.08	$0.07	$0.01
Diluted	$0.48	$0.09	$(0.01)	$(0.10)	$(0.10)	$0.08	$0.07	$0.01
Note: Amounts may not foot due to rounding.

(1)Fourth quarter 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Act.
(2)Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Annual Report on Form 10-K, for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Liquidity and Capital Resources

As of December 31, 2017, we had $23.5 million in cash and cash equivalents, $114.0 million in working capital and $199.2 million available under our ABL Facility.

Cash provided by operating activities

For the year ended December 31, 2017, $48.7 million of cash was provided by operating activities. This was a decrease from $59.7 million in 2016 and $70.8 million in 2015. In 2017, we generated $59.3 million in cash from net income, adjusted for noncash operating items, an increase from $58.9 million in 2016 and $51.1 million in 2015. Changes in working capital primarily relate to changes in accounts receivable, accounts payable and accrued expense balances.

Cash used in investing activities

Cash used in investing activities was $20.7 million, $46.9 million and $405.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017 and 2016, the primary investing activities were capital expenditures. In 2015, the primary investing activities were the cash consideration transferred for the acquisitions of Command and Xpress, as well as capital expenditures.

Our capital expenditures were $20.7 million, $46.9 million and $14.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our capital expenditures decreased in 2017 due to the 2016 expansion of our office space at our Chicago headquarters, which included the purchases of computer equipment, software, including internal use software, furniture, fixtures and office equipment, and leasehold improvements.

Cash (used in) provided by financing activities

Cash used in financing activities was $21.1 million and $52.7 million in 2017 and 2016, respectively. Cash provided by financing activities was $358.3 million in 2015.

In 2017, the primary financing activities were the purchases of $20.7 million of treasury stock as part of the share repurchase program (described in Note 12 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K), the $0.7 million payments of contingent consideration, and the $1.8 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $84.0 million on our ABL Facility (all of which was repaid as of December 31, 2017).

In 2016, the primary financing activities were the purchases of $49.1 million of treasury stock as part of the share repurchase program (described in Note 12 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K), the $2.3 million payments of contingent consideration, and the $4.9 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $48.5 million on our ABL Facility (all of which was repaid as of December 31, 2016).

In 2015, we generated $223.1 million in cash from the issuance of the Notes (net of underwriting discounts and commissions) and $158.4 million from the issuance of our common stock (net of underwriting discounts and commissions). We also drew $40.0 million on our ABL Facility and $34.8 million on our LOC Facility (all of which was repaid as of December 31, 2015). See the "ABL Facility" section below for descriptions of our ABL Facility and LOC Facility. This cash generation was partially offset by 2015 payments of $17.5 million to the former owners of One Stop, $4.1 million of debt and equity issuance costs, $2.9 million to settle contingent consideration obligations and activities related to the exercise of employee stock options.

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

At December 31, 2017, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at December 31, 2017, as determined by the working capital assets pledged as collateral, was $199.9 million. After adjusting for the letters of credit, our remaining availability for borrowing under the ABL Facility at December 31, 2017 was $199.2 million.

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

In 2018, we expect to use available cash to make approximately $0.9 million of potential contingent earn-out payments, as well as $5.8 million to satisfy the semi-annual Note coupon payments due May 1, 2018 and November 1, 2018. In addition, we currently expect to use approximately $22 million to $26 million for capital expenditures in 2018.

As discussed in Note 12 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we may also opt to use cash to repurchase the remainder of the $50.0 million from our 2017 common stock and Notes repurchase program. The timing and amount of any repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

Historically, our average accounts receivable life-cycle has been longer than our average accounts payable life-cycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use for these purposes will depend on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations

On February 17, 2016, we signed an 11-year lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of December 31, 2017, we continue to also lease over 30 branch sales offices, with average lease terms between 3-5 years.
As of December 31, 2017, we had the following contractual obligations (in thousands):

	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$62,643	$8,171	$15,965	$11,814	$26,693
Senior convertible notes, including interest	244,375	5,750	238,625	—	—
Contingent consideration obligations (1)	2,275	925	1,350	—	—
Total	$309,293	$14,846	$255,940	$11,814	$26,693
____________________

(1)
This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Note 5 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the fair values of these contingent consideration obligations as of December 31, 2017.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016 -09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard provides for a change to accounting for stock compensation including: 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as an income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. We adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated). For the year ended December 31, 2017, a net excess tax deficiency was recognized as income tax expense in the consolidated statements of operations and any excess tax benefits were classified as operating activity in the consolidated statements of cash flows. We will continue to estimate forfeitures.

Recently issued accounting pronouncements not yet adopted

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
We adopted this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, we will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. We evaluated our existing contracts and determined that this standard did not have a significant impact on our gross versus net revenue recognition policies for our Transactional and Managed Transportation revenues. The new standard required us to evaluate whether we transfer control of our performance obligations as of either (i) a point in time or (ii) over time. The adoption of this new standard will adjust the revenue recognition timing of our brokerage and transportation management services performance obligation from point in time to over time, which will result in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of approximately $1.0 million to $1.5 million, net of tax. While this transition also effects the corresponding direct costs of revenue, including commissions, we do not expect this change to have a material impact on our consolidated financial statements due to the short term nature of our performance obligations. As we continue our assessment of these matters, we are preparing to implement changes to our accounting policies, practices and internal controls over financial reporting to support the new standard. In addition, the new standard will expand our existing revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements upon adoption.
ASU 2017-09, Compensation - Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The new standard should be applied prospectively to an award modified on or after the adoption date. The impact of this guidance, which was applied prospectively on January 1, 2018, is dependent on future modifications, if any, to our share-based payment awards.
ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the effects that the adoption of this guidance will have on our consolidated financial statements.

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new accounting standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact of this guidance, which was applied prospectively on January 1, 2018, may result in the accounting of future transactions as acquisitions or disposals of assets or businesses.
ASU 2016-15, Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. We adopted this standard on January 1, 2018, and we do not expect this adjustment to have a material effect on our consolidated statements of cash flows.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt this standard on January 1, 2019. Adoption will require a modified retrospective approach beginning with the earliest period presented, along with enhanced qualitative and quantitative disclosures. We anticipate that the adoption of this standard will materially affect our consolidated balance sheets. We have established an implementation team and are evaluating the accounting, transition and disclosure requirements of the new standard.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2017, 2016 and 2015.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2017. The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Echo Global Logistics, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) framework and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2007.

Chicago, Illinois
February 26, 2018

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,514,818	$16,646,089
Accounts receivable, net of allowance for doubtful accounts of $3,745,104 and $3,018,995 at December 31, 2017 and 2016, respectively	309,733,156	231,430,645
Income taxes receivable	5,100,937	7,757,841
Prepaid expenses	6,191,392	7,856,366
Other current assets	3,760,431	4,609,933
Total current assets	348,300,734	268,300,874
Noncurrent assets:
Property and equipment, net	63,061,890	57,450,059
Goodwill	307,314,171	307,314,171
Intangible assets, net of accumulated amortization of $56,834,038 and $42,590,238 at December 31, 2017 and 2016, respectively	117,483,941	131,727,741
Other noncurrent assets	1,917,902	1,975,071
Total noncurrent assets	489,777,904	498,467,042
Total assets	$838,078,638	$766,767,916

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$193,749,003	$135,386,424
Due to seller, current	919,000	743,600
Accrued expenses	39,660,034	31,810,671
Total current liabilities	234,328,037	167,940,695
Noncurrent liabilities:
Convertible notes, net	210,918,935	203,564,011
Due to seller, noncurrent	1,156,000	956,400
Other noncurrent liabilities	20,301,082	19,487,942
Deferred income taxes	12,502,648	16,669,138
Total noncurrent liabilities	244,878,665	240,677,491
Total liabilities	479,206,702	408,618,186
Stockholders' equity:
Common stock, par value $0.0001 per share,100,000,000 shares authorized; 30,768,050 shares issued and 27,241,180 shares outstanding at December 31, 2017; 30,421,273 shares issued and 28,131,479 shares outstanding at December 31, 2016	3,080	3,045
Treasury stock, 3,526,870 and 2,289,794 shares at December 31, 2017 and December 31, 2016	(69,818,299)	(49,148,912)
Additional paid-in capital	337,445,078	328,676,749
Retained earnings	91,242,077	78,618,848
Total stockholders' equity	358,871,936	358,149,730
Total liabilities and stockholders' equity	$838,078,638	$766,767,916
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,943,086,192	$1,716,152,159	$1,512,298,686
Costs and expenses:
Transportation costs	1,604,045,563	1,397,577,664	1,222,035,371
Selling, general and administrative expenses	287,227,430	270,826,387	243,214,264
Depreciation and amortization	32,727,727	32,137,592	24,142,527
Income from operations	19,085,472	15,610,516	22,906,524
Interest income	31,883	—	23,909
Interest expense	(14,767,621)	(14,226,796)	(11,276,207)
Other expense	—	—	(126,295)
Interest and other expense	(14,735,738)	(14,226,796)	(11,378,593)
Income before provision for income taxes	4,349,734	1,383,720	11,527,931
Income tax benefit (expense)	8,273,495	205,958	(3,682,257)
Net income	$12,623,229	$1,589,678	$7,845,674

Earnings per common share:
Basic	$0.46	$0.06	$0.29
Diluted	$0.45	$0.05	$0.28
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2015	23,207,051	$2,322	$112,688,360	—	$—	$69,183,496	$181,874,178
Share compensation expense	—	—	14,023,751	—	—	—	14,023,751
Exercise of stock options	150,701	15	1,057,868	—	—	—	1,057,883
Common stock issued for vesting of restricted stock	209,510	22	(22)	—	—	—	—
Common stock issued for vesting of performance shares	17,375	2	(2)	—	—	—	—
Common stock issued from Equity Offering	5,750,000	575	157,835,675	—	—	—	157,836,250
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	18,956,232	—	—	—	18,956,232
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(72,941)	(7)	(1,922,140)	—	—	—	(1,922,147)
Common shares issued for acquisition	503,829	50	14,745,950	—	—	—	14,746,000
Tax benefit from exercise of stock options	—	—	1,616,582	—	—	—	1,616,582
Purchases of treasury stock	—	—	—	(37,937)	(784,829)	—	(784,829)
Net income	—	—	—	—	—	7,845,674	7,845,674
Balance at December 31, 2015	29,765,525	2,979	319,002,254	(37,937)	(784,829)	77,029,170	395,249,574
Share compensation expense	—	—	13,134,402	—	—	—	13,134,402
Exercise of stock options	191,237	19	1,156,741	—	—	—	1,156,760
Common stock issued for vesting of restricted stock	638,003	64	(64)	—	—	—	—
Common stock issued for vesting of performance shares	37,547	4	(4)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(211,039)	(21)	(4,868,935)	—	—	—	(4,868,956)
Tax benefit from exercise of stock options	—	—	252,355	—	—	—	252,355
Purchases of treasury stock	—	—	—	(2,251,857)	(48,364,083)	—	(48,364,083)
Net income	—	—	—	—	—	1,589,678	1,589,678
Balance at December 31, 2016	30,421,273	3,045	328,676,749	(2,289,794)	(49,148,912)	78,618,848	358,149,730
Share compensation expense	—	—	9,021,933	—	—	—	9,021,933
Exercise of stock options	146,950	15	1,539,317	—	—	—	1,539,332
Common stock issued for vesting of restricted stock	256,851	26	(26)	—	—	—	—
Common stock issued for vesting of performance shares	28,804	3	(3)	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(85,828)	(9)	(1,792,892)	—	—	—	(1,792,901)
Purchases of treasury stock	—	—	—	(1,237,076)	(20,669,387)	—	(20,669,387)
Net income	—	—	—	—	—	12,623,229	12,623,229
Balance at December 31, 2017	30,768,050	$3,080	$337,445,078	(3,526,870)	$(69,818,299)	$91,242,077	$358,871,936
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$12,623,229	$1,589,678	$7,845,674
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,166,490)	4,149,089	(5,122)
Noncash stock compensation expense	9,021,933	13,134,402	14,023,751
Noncash interest expense	8,065,111	7,614,220	4,867,364
Change in contingent consideration due to seller	1,069,533	(112,954)	201,452
Change in contingent consideration due from seller	(78,728)	5,145	—
Loss on disposal of assets	12,666	409,020	—
Depreciation and amortization	32,727,727	32,137,592	24,142,527
Change in assets, net of acquisitions:
Accounts receivable	(78,302,511)	(35,010,031)	12,508,623
Income taxes receivable	2,858,012	(8,533,585)	(1,464,187)
Prepaid expenses and other assets	1,440,186	(5,528,243)	(450,824)
Change in liabilities, net of acquisitions:
Accounts payable	58,055,759	31,400,638	5,745,669
Accrued expenses and other liabilities	5,389,253	18,480,794	3,421,529
Net cash provided by operating activities	48,715,680	59,735,765	70,836,456
Investing activities
Purchases of property and equipment	(20,729,462)	(46,887,769)	(14,744,850)
Payments for acquisitions, net of cash acquired	—	—	(390,395,041)
Net cash used in investing activities	(20,729,462)	(46,887,769)	(405,139,891)
Financing activities
Tax benefit of stock options exercised	—	1,660,750	2,222,458
Receipt of contingent consideration due from seller	500,000	750,000	—
Payments of contingent consideration due to seller	(694,533)	(2,273,743)	(2,945,833)
Proceeds from exercise of stock options	1,539,332	1,156,760	1,057,883
Employee tax withholdings related to net share settlements of equity-based awards	(1,792,901)	(4,868,956)	(1,922,147)
Purchases of treasury stock	(20,669,387)	(49,148,912)	—
Proceeds from borrowing on line of credit	—	—	34,782,500
Repayments of amounts borrowed on line of credit	—	—	(34,782,500)
Proceeds from borrowing on ABL facility	84,000,000	48,500,000	40,000,000
Repayments of amounts borrowed on ABL facility	(84,000,000)	(48,500,000)	(40,000,000)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	—	158,412,500
Proceeds from issuance of convertible notes, net of underwriting discounts and commissions	—	—	223,100,000
Payment of common stock and debt issuance costs	—	—	(4,133,851)
Payment to former owners of One Stop Logistics	—	—	(17,507,500)
Net cash (used in) provided by financing activities	(21,117,489)	(52,724,101)	358,283,510
Increase (Decrease) in cash and cash equivalents	6,868,729	(39,876,105)	23,980,075
Cash and cash equivalents, beginning of period	16,646,089	56,522,194	32,542,119
Cash and cash equivalents, end of period	$23,514,818	$16,646,089	$56,522,194
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,719,959	$6,913,056	$5,450,509
Cash paid during the year for income taxes	258,879	3,100,284	3,074,254
Cash received during the year for income taxes refunded	6,658,834	—	—
Noncash investing activity
Issuance of common stock in connection with Command acquisition	—	—	14,746,000
Noncash financing activity
Fair value of due to seller obligation at acquisition date	—	—	1,500,000
Liability for purchases of treasury stock not yet settled	$—	$—	$784,829
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

1. Description of Business
Echo Global Logistics, Inc. ("the Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less than truckload ("LTL"), small parcel, intermodal, domestic air, expedited and international. The Company's core logistics services include rate negotiation, shipment execution and tracking, carrier selection and management, routing compliance, freight bill payment and audit, and payment and performance management and reporting functions, including executive dashboard tools.

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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 5). The fair value of the due from seller asset related to the Command Transportation, LLC ("Command") acquisition was determined based on employee retention criteria which was settled in June 2017 (see Note 5). The fair value of the liability component of the Notes (as defined in Note 9) was determined using the discounted cash flow analysis discussed in Note 9.
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
Years Ended December 31, 2017, 2016 and 2015

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
Segment Reporting
For operating purposes, the Company is organized as one operating segment pursuant to the provisions of ASC Topic 820 Segment Reporting, which establishes accounting standards for segment reporting. The Company's chief operating decision-maker assesses performance and makes resource allocation decisions for the business as a single operating segment. There has been no change from prior periods in the Company's determination that it has one reportable segment for reporting purposes.
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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $1,894,485, $1,069,165 and $1,427,983 of bad debt expense for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Operating Leases
Certain operating leases include rent increases during the initial lease term. For these leases, we recognize the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and record the difference between the amounts charged to rent expense and amounts paid as deferred rent.
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total expense, included in depreciation expense, for the years ended December 31, 2017, 2016 and 2015 was $10,013,198, $9,031,147 and $8,648,096, respectively. At December 31, 2017 and 2016, the net book value of internal use software costs was $29,270,620 and $20,234,055, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
The Company manages the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2017, the Company performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC 350. As part of the qualitative assessment, the Company compared its current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing macroeconomic conditions and industry trends. The Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted-average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. The weighted-average useful life of total intangible assets is 14.4 years. The customer relationships are being amortized using an accelerated method, while carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method.
Self-Insurance Liability
The Company is self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. The total estimated self-insurance liabilities at December 31, 2017 and 2016 were $919,344 and $1,127,177, respectively.
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
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "TCJA") was signed into legislation. The Act reduces the federal corporate tax rate from 35% to 21%, and imposes a one-time transition tax on certain foreign earnings, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Act. The Company recorded a decrease in its deferred tax liabilities, with a corresponding net adjustment to the deferred income tax benefit. Refer to Note 11 for further information related to the Company's provisional estimate of the effects of the Act.
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
Years Ended December 31, 2017, 2016 and 2015

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

3. New Accounting Pronouncements

Recently adopted accounting pronouncements

ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016 -09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard provides for a change to accounting for stock compensation including: 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as an income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated). For the year ended December 31, 2017, a net excess tax deficiency was recognized as income tax expense in the consolidated statements of operations and any excess tax benefits were classified as operating activity in the consolidated statements of cash flows. The Company will continue to estimate forfeitures.

Recently issued accounting pronouncements not yet adopted

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
The Company adopted this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The Company evaluated its existing contracts and determined that this standard did not have a significant impact on its gross versus net revenue recognition policies for its Transactional and Managed Transportation revenues. This new standard required the Company to evaluate whether it transfers control of its performance obligations as of either (i) a point in time or (ii) over time. The adoption of this new standard will adjust the revenue recognition timing of its brokerage and transportation management services performance obligation from point in time to over time, which will result in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of approximately $1.0 million to $1.5 million, net of tax. While this adoption also effects the corresponding direct costs of revenue, including commissions, the Company does not expect this change to have a material impact on its consolidated financial statements due to the short term nature of its performance obligations. As the Company continues its assessment of these matters, it is preparing to implement changes to its accounting policies, practices and internal controls over financial reporting to support the new standard. In addition, the new standard will expand the existing revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements upon adoption.

ASU 2017-09, Compensation - Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The new standard should be applied prospectively to an award modified on or after the adoption date. The impact of this guidance, which was applied prospectively on January 1, 2018, is dependent on future modifications, if any, to the Company's share-based payment awards.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on the Company's consolidated financial statements.

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new accounting standard is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. The impact of this guidance, which was applied prospectively on January 1, 2018, may result in the accounting of future transactions as acquisitions or disposals of assets or businesses.

ASU 2016-15, Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and the settlement of contingent consideration arising from an acquisition. An update to this standard was issued in November 2016 (ASU 2016-18, Statement of Cash Flows). This update requires companies to explain a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This new accounting standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Full retrospective adoption is required. The Company adopted this standard on January 1, 2018 and does not expect this adjustment to have a material effect on the Company's consolidated statements of cash flows.

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this standard on January 1, 2019. Adoption will require a modified retrospective approach beginning with the earliest period presented, along with enhanced qualitative and quantitative disclosures. The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheets. The Company has established an implementation team and is evaluating the accounting, transition and disclosure requirements of the new standard.

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

The Company has recognized a $1,049,533 increase in the fair value of the contingent consideration obligation for the year ended December 31, 2017, resulting in a contingent consideration obligation of $1,700,000 at December 31, 2017. For the year ended December 31, 2016, the Company recognized a $192,091 decrease in the fair value of the contingent consideration obligation, resulting in a contingent consideration obligation of $970,000 at December 31, 2016.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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

The Company financed the cash purchase price for the Command acquisition, in part, with the proceeds from the issuance of shares of its common stock and Notes, as defined in Note 9. The Company financed the remainder of the cash purchase price for the Command acquisition with drawings under its ABL Facility, also defined in Note 9. Additionally, a portion of the purchase price consisted of shares of Echo common stock issued to one of the sellers. The acquisition date fair value of the total consideration transferred was $407.7 million. The following table summarizes the allocation of the total consideration transferred for the acquisition of Command:

Cash	$394,279,778
Echo common stock, fair value	14,746,000
Contingent consideration, fair value	(1,176,417)
Working capital adjustment, December 2015	(142,969)
Total consideration transferred	$407,706,392

On June 1, 2015, the Company issued 335,882 shares of restricted common stock to 33 Command employees as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). This restricted common stock vested on June 1, 2016 and was recognized as compensation expense over the vesting period. Additionally, at the closing, the Company issued 100,766 and 67,178 shares of restricted common stock and performance stock, respectively, to two of the sellers who entered into new employment agreements with the Company as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). As of December 31, 2017, there were no shares of restricted common stock and performance stock outstanding. As of December 31, 2016, 33,588 and 33,589 shares of restricted common stock and performance stock, respectively, were outstanding. The stock compensation expense related to these issuances for the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $5.3 million and $7.3 million, respectively.

5. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at December 31, 2017 was $2.1 million. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command based upon certain employee retention criteria. As of December 31, 2017, there was no remaining balance of the due from seller asset as the employee retention criteria were met.

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
Years Ended December 31, 2017, 2016 and 2015

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

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2017 and 2016:

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,075,000)	—	—	$(2,075,000)

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,700,000)	—	—	$(1,700,000)
Assets:
Contingent consideration due from seller	$421,272	—	—	$421,272

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller Liability
Balance at January 1, 2016	$(4,086,697)
Change in contingent consideration due to seller	112,954
Payments of contingent consideration due to seller	2,273,743
Balance at December 31, 2016	(1,700,000)
Change in contingent consideration due to seller	(1,069,533)
Payments of contingent consideration due to seller	694,533
Balance at December 31, 2017	$(2,075,000)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Due from Seller Asset
Balance at January 1, 2016	$—
Command purchase price adjustment	1,176,417
Receipt of contingent consideration due from seller	(750,000)
Change in contingent consideration due from seller	(5,145)
Balance at December 31, 2016	421,272
Receipt of contingent consideration due from seller	(500,000)
Change in contingent consideration due from seller	78,728
Balance at December 31, 2017	$—

For the year ended December 31, 2017, the Company recognized a net expense of $990,805 in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. For the years ended December 31, 2016 and 2015, the Company recognized a net benefit of $107,809 and a net expense of $201,452, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

For the years ended December 31, 2017, 2016 and 2015, the Company made contingent earn-out payments of $694,533, $2,273,743 and $2,945,833, respectively, to sellers of businesses acquired by the Company. During 2017 and 2016, the Company received $500,000 and $750,000, respectively, of contingent payments from the seller of Command. The Company did not receive any contingent payments from the seller of Command in 2015.

6. Property and Equipment
Property and equipment at December 31, 2017 and 2016, consisted of the following:

	December 31, 2017	December 31, 2016
Computer equipment	$21,528,462	$18,976,263
Software, including internal use software	89,580,293	70,530,529
Furniture, fixtures and office equipment	9,268,429	8,797,633
Leasehold improvements	29,233,960	27,441,169
	149,611,144	125,745,594
Less accumulated depreciation	(86,549,254)	(68,295,535)
Net property and equipment	$63,061,890	$57,450,059
Depreciation expense, including amortization of capitalized internal use software, was $18,483,928, $16,333,164 and $12,403,273 for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Intangibles and Other Assets

The following is a summary of goodwill as of December 31, 2016:

Balance as of January 1, 2016	$308,490,588
Command acquisition, purchase accounting adjustment	(1,176,417)
Balance as of December 31, 2016	$307,314,171

The balance of goodwill was $307,314,171 as of December 31, 2017, as no changes occurred during the period.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following is a summary of intangible assets as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$145,138,979	$(48,058,392)	$97,080,587	$145,138,979	$(37,018,562)	$108,120,417
Carrier relationships	18,300,000	(2,780,882)	15,519,118	18,300,000	(1,704,412)	16,595,588
Non-compete agreements	5,239,000	(2,215,597)	3,023,403	5,239,000	(1,428,097)	3,810,903
Trade names	5,640,000	(3,779,167)	1,860,833	5,640,000	(2,439,167)	3,200,833
Total intangible assets	$174,317,979	$(56,834,038)	$117,483,941	$174,317,979	$(42,590,238)	$131,727,741

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $14,243,800, $15,804,428 and $11,739,254 for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

2018	$12,861,305
2019	11,470,909
2020	10,638,587
2021	10,025,278
2022	9,668,247
Thereafter	62,819,615
Total	$117,483,941

8. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Accrued compensation	$24,205,876	$15,947,570
Accrued rebates	2,037,537	1,566,825
Accrued employee benefits	2,480,348	2,796,050
Accrued professional service fees	697,950	619,502
Accrued interest	1,138,527	1,158,854
Deferred rent	2,641,228	2,847,842
Other	6,458,568	6,874,028
Total accrued expenses	$39,660,034	$31,810,671

The other noncurrent liabilities of $20,301,082 and $19,487,942 at December 31, 2017 and December 31, 2016, respectively, consist of the portion of deferred rent in excess of twelve months.

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
Years Ended December 31, 2017, 2016 and 2015

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the ABL Facility in an amount between 0.25% and 0.375%, based on the excess availability for the prior calendar quarter under the ABL Facility. At December 31, 2017, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company drew $84.0 million, $48.5 million and $40.0 million on the ABL Facility for the years ended December 31, 2017, 2016 and 2015, respectively, all of which was repaid as of December 31, 2017, 2016 and 2015. No amounts were outstanding on the ABL Facility as of December 31, 2017, 2016 and 2015, respectively. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2017, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at December 31, 2017, as determined by the working capital assets pledged as collateral, was $199.9 million. After adjusting for the letters of credit, the Company's remaining availability to borrow under the ABL Facility at December 31, 2017 was $199.2 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.7 million, $0.7 million and $0.4 million of interest expense related to the ABL Facility issuance costs, respectively. As there is no outstanding draw on the ABL Facility at December 31, 2017, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of December 31, 2017, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the year ended December 31, 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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

As of December 31, 2017 and 2016, the carrying amount of the Notes on the consolidated balance sheets is calculated as follows:

	December 31, 2017	December 31, 2016
Convertible senior notes, principal amount	$230,000,000	$230,000,000
Unamortized debt discount	(15,930,370)	(22,070,838)
Unamortized debt issuance costs	(3,150,695)	(4,365,151)
Convertible senior notes, net	$210,918,935	$203,564,011

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2017 was $232.3 million. The fair value of the Notes was estimated based on the trading price of the Notes at December 31, 2017. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For 2017, 2016 and 2015, interest expense related to the Notes consisted of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Contractual coupon interest	$5,750,000	$5,750,000	$3,769,444
Debt discount amortization	6,140,468	5,764,549	3,645,613
Debt issuance cost amortization	1,214,456	1,140,108	721,026
Interest expense, Notes	$13,104,924	$12,654,657	$8,136,083

The undiscounted interest and principal payments due in relation to the Notes from December 31, 2017 to the maturity of the Notes on May 1, 2020 are as follows:

	Total	2018	2019	2020
Senior convertible notes, including interest	$244,375,000	5,750,000	5,750,000	$232,875,000

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

10. Commitments and Contingencies

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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1,291,941, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of December 31, 2017.

Leases
On February 17, 2016, the Company signed an 11-year lease for an additional 132,000 square feet at its Chicago, Illinois headquarters, bringing the total leased square footage at its headquarters to 224,678 square feet. The amended lease agreement expires in September 2027 and has escalating base monthly rental payments, plus an additional monthly payment for real estate taxes and common area maintenance fees related to the building. Leasehold improvements for the new space are amortized over the 11-year life of the lease.
In December 2016, Echo terminated its lease at the former Command headquarters in Skokie, Illinois (refer to Note 18). Subsequent to the relocation of Command employees to the Chicago headquarters, Echo recorded a termination liability, classified as accrued expenses on the consolidated balance sheets, related to the other Skokie lease as part of the Command acquisition. The balance of the termination liability was $84,807 and $646,410 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company continues to lease over 30 branch sales offices, with average lease terms between 3-5 years.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2017, 2016 and 2015 was $5,900,309, $8,426,920 and $5,620,731, respectively. The decrease in rental expense was primarily due to the 2016 termination costs related to the lease of the former Command headquarters.
Future minimum annual rental payments for the next five years and thereafter are as follows:

Operating Leases
2018	$8,170,842
2019	8,153,510
2020	7,811,715
2021	5,710,504
2022	6,103,127
Thereafter	26,693,289
Total	$62,642,987

11. Income Taxes
On December 22, 2017, the Act was signed into legislation. The Act reduces the federal corporate tax rate from 35% to 21%, and imposes a one-time transition tax on certain foreign earnings, effective January 1, 2018.
On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act's enactment date for companies to complete the accounting under ASC 740, Income Taxes. Since the Act was passed late in the fourth quarter of

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the deferred tax re-measurements, and other items to be reasonable estimates, but provisional, due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. As of December 31, 2017, the Company has recorded a decrease in its net deferred tax liability of $8.9 million, with a corresponding net adjustment to deferred income tax benefit. No transition tax was recorded as the Company does not have any foreign subsidiaries.
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2017, 2016 and 2015, the Company recognized net increase of $359,114 and net decreases of $160,672 and $112,599, respectively, in unrecognized tax benefits that impact the tax rate. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2017 and 2016. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at January 1	$364,324	$420,909
Increases related to prior year tax positions	98,177	410,170
Increases related to current year tax positions	213,152	82,500
Decreases based on settlements with taxing authorities	(200,700)	(549,255)
Balance at December 31	$474,953	$364,324
Of the total unrecognized tax benefits disclosed above, $257,119 and $54,649 are classified as other noncurrent liabilities for the years ended December 31, 2017 and 2016, respectively, and $26,475 and $227,175 are offsets to income taxes receivable as of December 31, 2017 and 2016, respectively, in the consolidated balance sheets. The remainder is included in deferred income taxes in the consolidated balance sheets. The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next 12 months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2017 and 2016, respectively, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities before 2014, and state and local income tax examinations, by tax authorities for years before 2013.
The provision for income taxes consists of the following components for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Current:
Federal	$(4,281,810)	$(5,027,290)	$3,889,649
State	174,805	672,243	(202,270)
Total current	(4,107,005)	(4,355,047)	3,687,379
Deferred:
Federal	(4,294,656)	5,406,027	(23,265)
State	128,166	(1,256,938)	18,143
Total deferred	(4,166,490)	4,149,089	(5,122)
Income tax (benefit) expense	$(8,273,495)	$(205,958)	$3,682,257

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	2017	2016	2015
Tax expense at U.S. federal income tax rate	$1,522,407	$484,302	$4,034,776
State income taxes, net of federal income tax effect	268,933	52,823	36,308
Nondeductible expenses and other	317,264	188,813	119,705
Effect of state rate change on deferred items	148,101	(88,468)	(25,338)
Research and development credit	(527,642)	(467,500)	(364,050)
Changes in unrecognized tax benefits	359,114	(160,672)	(112,599)
Provision to return adjustments	(297,579)	(71,588)	(6,545)
Remeasurement of net deferred tax liability resulting from the TCJA	(8,944,734)	—	—
State tax credits	(3,258,650)	(1,232,381)	—
Valuation allowance	2,950,575	556,888	—
Audit settlements	—	531,825	—
Amended return refund	(811,284)	—	—
Income tax (benefit) expense	$(8,273,495)	$(205,958)	$3,682,257
For the years ended December 31, 2017 and 2016, the Company's noncurrent deferred tax assets and liabilities consisted of the following:

	2017	2016
Noncurrent deferred tax assets:
Reserves and allowances	$6,848,510	$9,487,067
Stock options	2,873,788	3,899,180
Research and development credit	1,320,334	467,500
Net operating loss carryforward	958,271	456,639
Credit carryforwards	4,756,466	1,232,381
AMT credit	271,825	—
Subtotal	17,029,194	15,542,767
Valuation allowance	(3,627,408)	(556,888)
Total noncurrent deferred tax assets	13,401,786	14,985,879
Noncurrent deferred tax liabilities:
Prepaid and other expenses	302,918	494,744
Intangible assets	9,381,475	7,607,703
Property and equipment	12,428,241	15,508,307
Convertible debt	3,791,800	8,044,263
Total noncurrent deferred tax liabilities	25,904,434	31,655,017
Net deferred tax liability	$(12,502,648)	$(16,669,138)
For the years ended December 31, 2017 and 2016, the Company recorded deferred tax assets of $4,756,466 and $1,232,381, respectively, for certain state tax credits with a 5 year credit carryforward period. The Company believes that it is more likely than not that a portion of the benefit from these state tax credit carryforwards will not be realized. In recognition of this risk, the Company recorded valuation allowances of $3,627,408 and $556,888 on the deferred tax asset relating to these state tax credit carryforwards as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, the Company recorded deferred tax assets for federal and state income tax net operating loss carryforwards of $958,271 and $456,639, respectively, which will expire at various dates from tax years 2026 through 2036.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

12. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2017, there was no preferred stock outstanding.
Treasury Stock
On December 29, 2015, the Board of Directors authorized a repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock and Notes through December 31, 2017. The timing and amount of any repurchases was determined based on market conditions and other factors, and the program has concluded.
On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
As of December 31, 2017, the Company has repurchased 3,526,870 shares of common stock at a cost of $69.8 million. As of December 31, 2016, the Company had repurchased 2,289,794 shares of common stock at a cost of $49.1 million.

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. There were no employee stock options and no unvested restricted stock and performance shares excluded from the calculation of diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015. The computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$12,623,229	$1,589,678	$7,845,674
Denominator:
Denominator for basic earnings per common share - weighted-average shares	27,715,131	28,714,910	27,473,054
Effect of dilutive securities:
Employee stock awards	308,033	586,947	636,495
Denominator for dilutive earnings per common share	28,023,164	29,301,857	28,109,549
Basic earnings per common share	$0.46	$0.06	$0.29
Diluted earnings per common share	$0.45	$0.05	$0.28

14. Stock-Based Compensation Plans
In March 2005, the Company adopted the 2005 Stock Option Plan providing for the issuance of stock options of Series A common shares. During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan ("the 2008 Plan"). Upon adoption, the 2005 Stock Option Plan was merged into the 2008 Plan and ceased to separately exist. Outstanding awards under the 2005 Stock Option Plan are now subject to the 2008 Plan and no additional awards may be made under the 2005 Stock Option Plan on or after the effective date of the 2008 Plan. The 2008 Plan was further amended and restated as of June 16, 2017 as the Amended and Restated 2008 Stock Incentive Plan ("the Amended 2008 Plan"). A total of 3,400,000 shares of common stock have been reserved for issuance under the Amended 2008 Plan. The Amended 2008 Plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

vesting period. As specified in the Amended 2008 Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the Amended 2008 Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the 2008 Plan, three types of stock incentives have been issued: stock option awards, restricted stock awards and performance and market-based stock awards.
In 2017, the Company awarded 268,300 shares of restricted stock to certain employees and directors, of which 29,430 will vest ratably over one year, 15,192 will vest ratably over three years and 223,678 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.75 to $27.80.
In 2016, the Company awarded 284,086 shares of restricted stock to certain employees and directors, of which 23,634 will vest ratably over one year, 59,577 will vest ratably over three years and 200,875 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $23.02 to $27.79.
There was $11,495,449 and $13,018,218 of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2017 and 2016, respectively. This cost is expected to be recognized over a weighted-average period of 2.19 years.

Stock Option Awards

There were no stock options granted during 2017, 2016 or 2015. Since all options were fully vested as of December 31, 2017, the Company recorded no compensation expense with no corresponding tax benefits for stock option awards for the year ended December 31, 2017. The Company recorded $32,681 and $226,050 in compensation expense with corresponding tax benefits of $12,288 and $88,160 for stock option awards for the years ended December 31, 2016 and 2015, respectively.
A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	921,889	$9.32	4.2	$18,329,554
Granted	—	—
Exercised	(150,701)	7.02		2,014,921
Forfeited or canceled	(1,660)	12.01
Outstanding at December 31, 2015	769,528	9.76	3.4	8,178,882
Granted	—	—
Exercised	(191,237)	6.05		3,633,746
Forfeited or canceled	—	—
Outstanding at December 31, 2016	578,291	10.99	3.0	8,131,137
Granted	—	—
Exercised	(146,950)	10.48		1,533,353
Forfeited or canceled	(10)	10.18
Outstanding at December 31, 2017	431,331	$11.16	2.3	$7,261,634
Options vested and exercisable at December 31, 2017	431,331	$11.16	2.3	$7,261,634
The following table provides information about stock options granted and vested in the years ended December 31:

	2017	2016	2015
Options vested/exercisable:
Grant date fair value of options vested	$2,089,591	$2,747,547	$2,950,446
Aggregate intrinsic value of options vested and exercisable at end of period	$7,261,634	$8,131,137	$7,997,359

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2017, 2016 and 2015, respectively. These amounts change based on the fair market value of the Company's stock, which was $28.00, $25.05 and $20.39 on the last business day of the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Awards
In 2017, the Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2017:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	559,491	$25.21
Granted	268,300	22.36
Vested	(248,833)	24.18
Forfeitures	(57,618)	25.38
Non-vested at December 31, 2017	521,340	$23.82

In 2017, 2016 and 2015, the Company recorded $5,731,731, $10,625,440 and $11,821,382 in compensation expense with corresponding tax benefits of $2,155,131, $3,995,165 and $4,610,339 for restricted stock awards, respectively.

Performance-Based Shares

In 2017, the Company granted 27,185 shares of restricted stock at a grant date fair value of $21.01 to certain branch executives, which were issued based on financial targets achieved during the performance period. In 2016, the Company granted 24,064 shares of restricted stock at a grant date fair value of $28.45 to certain branch executives, which was issued based on financial targets achieved during the performance period.

In 2017, the Company recognized $405,700 in stock compensation expense with corresponding tax benefits of $152,543 for performance-based shares described in the paragraphs above. In 2016, the Company recognized $235,880 in stock compensation expense with corresponding tax benefits of $88,691 for performance-based shares described in the paragraphs above. The Company recognized $595,870 in stock compensation expense with corresponding tax benefits of $232,389 for the year ended December 31, 2015.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. Stock compensation expense related to these awards is recognized using the accelerated attribution method. The Company granted 99,933 and 91,612 shares of performance and market-based stock at a grant date fair value of $31.15 and $34.67 during the years ended December 31, 2017 and December 31, 2016, respectively.

The Company recorded $2,884,502, $2,240,401 and $1,380,449 in compensation expense with corresponding tax benefits of $1,084,573, $842,391 and $538,375 in 2017, 2016 and 2015, respectively.

15. Benefit Plans
The Company maintains a 401(k) savings plan, covering all of the Company's employees upon hiring. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $1,756,850, $1,651,111 and $1,182,094, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

16. Significant Customer Concentration

For the years ended December 31, 2017, 2016 and 2015, all revenue consisted of sales generated from customers that were individually represented less than 10% of the Company's revenue.

17. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$415,752,274	$470,085,693	$509,530,511	$547,717,714
Operating (loss) income	(777,320)	3,438,503	6,292,598	10,131,691
Net (loss) income	(2,872,043)	(245,366)	2,391,682	13,348,956
(Loss) Earnings per common share:
Basic	$(0.10)	$(0.01)	$0.09	$0.49
Diluted	$(0.10)	$(0.01)	$0.09	$0.48
	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$405,277,532	$443,829,924	$460,191,903	$406,852,800
Operating income (loss)	3,820,994	7,046,310	6,026,809	(1,283,597)
Net income (loss)	262,611	1,930,769	2,362,050	(2,965,752)
Earnings (Loss) per common share:
Basic	$0.01	$0.07	$0.08	$(0.10)
Diluted	$0.01	$0.07	$0.08	$(0.10)
(1) The fourth quarter of 2017 included a tax benefit of $8.9 million resulting from the enactment of the Act.

18. Related Parties

From the closing of the Command acquisition on June 1, 2015 through December 20, 2016, the Company leased the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command. This lease was terminated in the fourth quarter of 2016 and the Company paid $994,569 to Paul Loeb to settle the termination of the lease. The lease required monthly rental payments of $54,638 through its termination date. The Company was obligated to pay real estate taxes, insurance and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015 was $1,347,277 and $382,466, respectively. All amounts due under the lease were paid as of December 20, 2016, and thus there was no further liability due to the related party as of December 31, 2017 or December 31, 2016.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2017. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2018 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.
(3)    Exhibits:    Exhibits are as set forth in the section entitled "Exhibit Index" which immediately precedes the section entitled "Signatures" in this Annual Report on Form 10-K. Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

	2017	2016	2015
Allowance for doubtful accounts:
Balance at beginning of year	$3,018,995	$1,627,315	$1,226,297
Command, allowance at acquisition date	—	—	500,000
Provision, charged to expense	1,894,485	1,069,165	1,427,983
Net change of presentation of insurance recoveries	298,816	1,435,933	—
Write-offs, less recoveries	(1,467,192)	(1,113,418)	(1,526,965)
Balance at end of year	$3,745,104	$3,018,995	$1,627,315
Deferred tax assets - valuation allowance:
Balance at beginning of year	$556,888	$—	$—
Adjustments	3,070,520	556,888	—
Balance at end of year	$3,627,408	$556,888	$—

EXHIBIT INDEX

Exhibit No.		Description
2.1	(5)
Unit Purchase Agreement, dated as of April 20, 2015, by and among Echo Global Logistics, Inc., Command Transportation, LLC, Paul Loeb, as sellers' representative, and Paul Loeb, in his individual capacity.

3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.3	(4)	First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(7)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(1)	Form of Indemnification Agreement.

10.8	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.9	(6)
Revolving Credit and Security Agreement, June 1, 2015, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*		XBRL Instance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*		XBRL Definition Linkbase Document

101.LAB*		XBRL Label Linkbase Document

101.PRE*		XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 19, 2016.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2015.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2015.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2015.

(7)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on May 1, 2017.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2018.

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 26, 2018
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal financial and accounting officer)	February 26, 2018
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Director	February 26, 2018
Samuel K. Skinner

/s/ DAVID C. HABIGER	Director	February 26, 2018
David C. Habiger

/s/ WILLIAM M. FARROW III	Director	February 26, 2018
William M. Farrow III

/s/ MATTHEW W. FERGUSON	Director	February 26, 2018
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 26, 2018
Nelda J. Connors