Form 10-Q
period 2018-03-31
Echo Global Logistics, Inc.
filed 2018-04-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 25, 2018, the registrant had 28,370,677 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Revenue	$577,091	$415,752
Costs and expenses:
Transportation costs	477,168	341,254
Selling, general and administrative expenses	80,518	67,237
Depreciation and amortization	8,905	8,038
Income (Loss) from operations	10,500	(777)
Interest expense	(3,750)	(3,624)
Income (Loss) before provision for income taxes	6,749	(4,401)
Income tax (expense) benefit	(2,023)	1,529
Net income (loss)	$4,727	$(2,872)

Earnings (Loss) per common share:
Basic	$0.17	$(0.10)
Diluted	$0.17	$(0.10)
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,603	$23,515
Accounts receivable, net of allowance for doubtful accounts of $4,329 and $3,745 at March 31, 2018 and December 31, 2017, respectively	345,727	309,733
Income taxes receivable	5,213	5,101
Prepaid expenses	6,191	6,191
Other current assets	3,385	3,760
Total current assets	393,119	348,301
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $92,055 and $86,549 at March 31, 2018 and December 31, 2017, respectively	63,021	63,062
Goodwill	307,314	307,314
Intangible assets, net of accumulated amortization of $60,078 and $56,834 at March 31, 2018 and December 31, 2017, respectively	114,240	117,484
Other noncurrent assets	2,502	1,918
Total noncurrent assets	487,078	489,778
Total assets	$880,197	$838,079

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$226,138	$193,749
Due to seller, current	1,750	919
Accrued expenses	38,545	39,660
Total current liabilities	266,434	234,328
Noncurrent liabilities:
Convertible notes, net	212,831	210,919
Due to seller, noncurrent	—	1,156
Other noncurrent liabilities	19,698	20,301
Deferred income taxes	15,133	12,503
Total noncurrent liabilities	247,663	244,879
Total liabilities	514,097	479,207
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,035,100 shares issued and 27,508,230 shares outstanding at March 31, 2018; 30,768,050 shares issued and 27,241,180 shares outstanding at December 31, 2017	3	3
Treasury stock, 3,526,870 shares at March 31, 2018 and December 31, 2017, respectively	(69,818)	(69,818)
Additional paid-in capital	338,811	337,445
Retained earnings	97,105	91,242
Total stockholders' equity	366,101	358,872
Total liabilities and stockholders' equity	$880,197	$838,079
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating activities
Net income (loss)	$4,727	$(2,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,261	1,049
Noncash stock compensation expense	2,515	2,655
Noncash interest expense	2,090	1,973
Change in contingent consideration due to seller	50	105
Change in contingent consideration due from seller	—	(14)
Gain on disposal of assets	—	(1)
Depreciation and amortization	8,905	8,038
Change in assets, net of acquisitions:
Accounts receivable	(23,970)	(1,244)
Income taxes receivable	(109)	(2,680)
Prepaid expenses and other assets	(387)	673
Change in liabilities, net of acquisitions:
Accounts payable	22,542	10,894
Accrued expenses and other liabilities	(565)	(4,467)
Payments of contingent consideration in excess of costs over estimated earnings	(375)	(245)
Net cash provided by operating activities	17,684	13,865
Investing activities
Purchases of property and equipment	(7,612)	(4,045)
Net cash used in investing activities	(7,612)	(4,045)
Financing activities
Payments of contingent consideration due to seller	—	(130)
Proceeds from exercise of stock options	1,239	12
Employee tax withholdings related to net share settlements of equity-based awards	(2,222)	(1,242)
Purchases of treasury stock	—	(851)
Proceeds from borrowing on ABL facility	12,000	7,000
Repayments of amounts borrowed on ABL facility	(12,000)	(7,000)
Net cash used in financing activities	(984)	(2,211)
Increase in cash and cash equivalents	9,088	7,609
Cash and cash equivalents, beginning of period	23,515	16,646
Cash and cash equivalents, end of period	$32,603	$24,255
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$207	$216
Cash paid during the period for income taxes	—	102
Cash received during the period for income taxes refunded	129	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2018
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2017	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	2,350	—	2,350
Exercise of stock options	123,442	0	—	—	1,239	—	1,239
Common stock issued for vested restricted stock	195,853	0	—	—	(0)	—	—
Common stock issued for vested performance shares	26,567	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(78,812)	(0)	—	—	(2,222)	—	(2,222)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	4,727	4,727
Balance at March 31, 2018	31,035,100	$3	(3,526,870)	$(69,818)	$338,811	$97,105	$366,101
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year 2018. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 4). The fair value of the liability component of the Notes (as defined in Note 11) was determined using the discounted cash flow analysis discussed in Note 11.

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company recognized the cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a relative transit time basis, which resulted in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of $1.1 million, net of tax, and an increase of $0.8 million to revenue for the three months ended March 31, 2018. While adoption of this standard also effects the corresponding direct costs of revenue, including commission, this change did not have a

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

material impact on the Company's consolidated financial statements due to the short term nature of its performance obligations. The Company fully describes the adoption and impact of this standard in Note 3 to the consolidated financial statements. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The Company adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future modifications, if any, to the Company's share-based payment awards. For the three months ended March 31, 2018, the adoption of this standard had no impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future acquisitions. For the three months ended March 31, 2018, the adoption of this standard did not have an impact on the consolidated financial statements as no acquisitions took place during the quarter.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. The Company adopted this standard on January 1, 2018, using the full retrospective method (prior periods have been restated). For the three months ended March 31, 2018 and 2017, cash payments in excess of the contingent consideration liability recognized at the acquisition date were recorded as an operating activity in the consolidated statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act (the "Act"), to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of March 31, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

3. Revenue

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

The Company recorded an increase to the opening balance of retained earnings of $1.1 million, net of tax, as of January 1, 2018 due to the cumulative impact of adoption of Topic 606. The impact to revenue for the quarter ended March 31, 2018 was an increase of $0.8 million, as a result of applying Topic 606.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. The Company generates revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For the Transactional business, the Company provides brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. For the brokerage and transportation management performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. The Company is the principal in these transactions and recognizes revenue on a gross basis on a relative transit time basis. The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services can also be performance obligations for the Company's Managed Transportation clients. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as we do not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.

The following table presents the Company's revenue disaggregated by client type (in thousands, unaudited):

	Three months ended March 31,
Client Type	2018	2017(1)
Transactional	$453,109	$332,961
Managed Transportation	123,982	82,791
Revenue	$577,091	$415,752
Note: Amounts may not foot due to rounding.
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

The following table presents the Company's revenue disaggregated by mode (in thousands, unaudited):

	Three months ended March 31,
Mode	2018	2017(1)
Truckload	$400,474	$280,343
Less than truckload	147,234	113,861
Other revenue	29,382	21,549
Revenue	$577,091	$415,752
Note: Amounts may not foot due to rounding.
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Variable Consideration

Certain customers may receive rebates based on the terms of their agreement with the Company, which are accounted for as variable consideration. Rebates are estimated based on the expected amount to be provided to customers and reduce revenue recognized. The Company also estimates for possible additional fees based on a portfolio approach.

Practical Expedients

The Company adopted the practical expedient to recognize commission expense when incurred because the amortization period is less than one year. Commission expense recognition aligns with the Company's revenue recognition policy under ASC 606, as commission expense is recognized on a relative transit time basis.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4. Fair Value Measurement

The Company applies ASC Topic 820 ("ASC Topic 820"), Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at March 31, 2018 was $1.8 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command Transportation, LLC ("Command") based upon certain employee retention criteria. As of March 31, 2018, there was no remaining balance of the due from seller asset as the criteria were met.

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
Three Months Ended March 31, 2018 and 2017

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,750)	—	—	$(1,750)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,075)	—	—	$(2,075)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2017	$(2,075)
Change in fair value of contingent consideration due to seller	(50)
Payment of contingent consideration due to seller	375
Balance at March 31, 2018	$(1,750)

For the three months ended March 31, 2018 and 2017, the Company recognized net expense of $50 thousand and $91 thousand, respectively, in selling, general and administrative expenses due to the change in fair value determined by a Level 3 valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

During each of the three months ended March 31, 2018 and 2017, the Company made contingent earn-out payments of $375 thousand to the sellers of businesses acquired by the Company. The Company did not receive any contingent payments from the seller of Command during each of the three months ended March 31, 2018 and 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

5. Intangibles and Goodwill

The balance of goodwill was $307.3 million as of March 31, 2018 and December 31, 2017, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$145,139	$(50,501)	$94,638	$145,139	$(48,058)	$97,081
Carrier relationships	18,300	(3,050)	15,250	18,300	(2,781)	15,519
Non-compete agreements	5,239	(2,412)	2,827	5,239	(2,216)	3,023
Trade names	5,640	(4,114)	1,526	5,640	(3,779)	1,861
	$174,318	$(60,078)	$114,240	$174,318	$(56,834)	$117,484
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $3.2 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$9,618
2019	11,471
2020	10,639
2021	10,025
2022	9,668
Thereafter	62,820
Total	$114,240
Note: Amounts may not foot due to rounding.

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation	$22,954	$24,206
Accrued rebates	1,500	2,038
Accrued employee benefits	2,889	2,480
Accrued professional service fees	869	698
Accrued interest	2,594	1,139
Deferred rent	2,557	2,641
Other	5,183	6,459
Total accrued expenses	$38,545	$39,660
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $19.7 million and $20.3 million at March 31, 2018 and December 31, 2017, respectively, consist primarily of the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

7. Income Taxes

On December 22, 2017, the Act was signed into legislation. The Act became effective January 1, 2018 and reduced the federal corporate tax rate from 35% to 21%.

In March 2018, the FASB issued ASU 2018-05, Income Taxes, which provides guidance on accounting for the tax effects of SAB 118, as discussed in Note 2. SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017 to complete the accounting under the Act. As of March 31, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company considers the deferred tax re-measurements, and other items to be reasonable estimates, but provisional, due to the forthcoming guidance and its ongoing analysis of final year-end data and tax provisions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The following table shows the Company's effective income tax rate for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (Loss) before provision for income taxes	$6,749	$(4,401)
Income tax (expense) benefit	$(2,023)	$1,529
Effective tax rate	30.0%	(34.7)%

The difference in the Company's effective tax rate for the three months ended March 31, 2018 from the Company's statutory federal tax rate of 21% was primarily due to an increase in non-deductible expenses, primarily executive stock-based compensation, offset in part by the impact of certain tax credits. The difference in the Company's effective tax rate for the three months ended March 31, 2017 from the Company's statutory federal tax rate of 35% was primarily due to the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, and the completion of a state tax audit.

8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$4,727	$(2,872)
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	27,330,282	28,155,297
Effect of dilutive securities:
Employee stock awards	395,647	—
Denominator for dilutive earnings (loss) per common share	27,725,929	28,155,297
Basic earnings (loss) per common share	$0.17	$(0.10)
Diluted earnings (loss) per common share	$0.17	$(0.10)

For the three months ended March 31, 2018, the Company excluded 40,011 unvested performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three months ended March 31, 2017, 423,796 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the period.

As of March 31, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for the three months ended March 31, 2018 and 2017, respectively.

9. Stock-Based Compensation Plans

The Company recorded $2.5 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company recorded $2.7 million in total stock-based compensation expense with corresponding income tax benefits of $1.0 million.

During each of the three months ended March 31, 2018 and 2017, the Company did not grant any stock options.

The Company granted 243,267 and 267,788 shares of restricted stock to various employees during the three months ended March 31, 2018 and 2017, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 97,966 and 99,933 shares of performance and market-based stock during the three months ended March 31, 2018 and 2017, respectively.

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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of March 31, 2018.

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At March 31, 2018, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

interest expense related to the commitment fee and borrowings on the ABL Facility of $0.2 million for each of the three months ended March 31, 2018 and 2017.

The Company drew $12.0 million and $7.0 million on the ABL Facility during the three months ended March 31, 2018 and 2017, respectively, all of which was repaid as of March 31, 2018 and 2017. No amounts were outstanding on the ABL Facility as of March 31, 2018. The Company is in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At March 31, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at March 31, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at March 31, 2018 was $199.3 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For each of the three months ended March 31, 2018 and 2017, the Company recorded $0.2 million of interest expense related to ABL Facility issuance costs. As there is no outstanding draw on the ABL Facility at March 31, 2018, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings (loss) per common share, but any conversion premium that exists will be included in the calculation of diluted earnings (loss) per common share using the treasury stock method. As of March 31, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for each of the three months ended March 31, 2018 and 2017.

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
Three Months Ended March 31, 2018 and 2017

expense over the term of the Notes using the effective interest method and an effective interest rate of 6.33%. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.

As of March 31, 2018 and December 31, 2017, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	March 31, 2018	December 31, 2017
Convertible senior notes, principal amount	$230,000	$230,000
Unamortized debt discount	(14,334)	(15,930)
Unamortized debt issuance costs	(2,835)	(3,151)
Convertible senior notes, net	$212,831	$210,919

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2018 was $234.5 million. The fair value of the Notes was estimated based on the trading price of the Notes at March 31, 2018. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the three months ended March 31, 2018 and 2017, interest expense related to the Notes consisted of the following (in thousands):

	March 31, 2018	March 31, 2017
Contractual coupon interest	$1,438	$1,438
Debt discount amortization	1,597	1,499
Debt issuance cost amortization	316	296
Interest expense, Notes	$3,350	$3,233
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from March 31, 2018 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2018	2019	2020
Senior convertible notes, including interest	$244,375	5,750	5,750	$232,875

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. This model enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation by truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include carrier selection, dispatch, load management and tracking.

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories: Transactional and Managed Transportation. We provide brokerage and transportation management services to our Transactional clients on a shipment-by-shipment basis, typically with individual or spot market pricing. We typically enter into multi-year agreements with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
(Unaudited, in thousands except per share data)	2018	2017
Consolidated statements of operations data:
Revenue	$577,091	$415,752
Transportation costs	477,168	341,254
Net revenue (1)	99,923	74,498
Operating expenses:
Commissions	30,200	22,371
Selling, general and administrative expenses	50,268	44,775
Contingent consideration expense	50	91
Depreciation and amortization	8,905	8,038
Total operating expenses	89,423	75,275
Income (Loss) from operations	10,500	(777)
Interest expense	(3,750)	(3,624)
Income (Loss) before provision for income taxes	6,749	(4,401)
Income tax (expense) benefit	(2,023)	1,529
Net income (loss)	$4,727	$(2,872)
Earnings (Loss) per common share:
Basic	$0.17	$(0.10)
Diluted	$0.17	$(0.10)
Shares used in per share calculations (in thousands):
Basic	27,330	28,155
Diluted	27,726	28,155
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended March 31,
(Unaudited, in thousands)	2018	2017
Revenue	$577,091	$415,752
Transportation costs	477,168	341,254
Net revenue	$99,923	$74,498

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $577.1 million and $415.8 million for the three months ended March 31, 2018 and 2017, respectively, representing a period-over-period increase of 38.8%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the three months ended March 31, 2018 and 2017, Transactional clients accounted for 78.5% and 80.1% of our revenue, respectively, and Managed Transportation clients accounted for 21.5% and 19.9% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the three months ended March 31, 2018, TL accounted for 69.4% of our revenue, LTL accounted for 25.5% of our revenue and other transportation modes accounted for 5.1% of our revenue. For the three months ended March 31, 2017, TL accounted for 67.4% of our revenue, LTL accounted for 27.4% of our revenue and other transportation modes accounted for 5.2% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base and changes in the market environment.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2018 was $99.9 million, an increase of 34.1% from $74.5 million in the comparable period of 2017.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2018 and 2017, our commission expense was $30.2 million and $22.4 million, respectively. Commission expense increased to 30.2% of our net revenue as of March 31, 2018, as compared to 30.0% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

We accrue for commission expense when we recognize the related revenue on a relative transit time basis. Some of our sales personnel receive a monthly advance to provide them with a more consistent income stream. Cash paid to our sales personnel in advance of commissions earned is recorded as a prepaid expense. As our sales personnel earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any.

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the three months ended March 31, 2018 and 2017, our selling, general and administrative expenses were $50.3 million and $44.8 million, respectively. For the three months ended March 31, 2018 and 2017, selling, general and administrative expenses as a percentage of net revenue were 50.3% and 60.1%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For each of the three months ended March 31, 2018 and 2017, we recorded a net expense of $0.1 million.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three months ended March 31, 2018 and 2017, depreciation expense was $5.7 million and $4.5 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the three months ended March 31, 2018 and 2017, amortization expense was $3.2 million and $3.6 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $3.8 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

Comparison of the three months ended March 31, 2018 and 2017

Revenue

Revenue for the three months ended March 31, 2018 was $577.1 million, an increase of 38.8% from $415.8 million in the comparable period of 2017. The increase in revenue was primarily attributable to an increase of 24.0% in revenue per shipment, along with an increase of 11.9% in volume.

Revenue from Transactional clients for the three months ended March 31, 2018 was $453.1 million, an increase of 36.1% from $333.0 million in the comparable period of 2017. The increase in Transactional revenue was driven by an increase in both TL and LTL revenue per shipment. Revenue from Transactional clients was 78.5% of our revenue for the three months ended March 31, 2018, a decrease from 80.1% of our revenue in the comparable period of 2017. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients for the three months ended March 31, 2018 was $124.0 million, an increase of 49.8% from $82.8 million in the comparable period of 2017. Revenue from Managed Transportation clients was 21.5% of our revenue for the three months ended March 31, 2018, an increase from 19.9% of revenue in the comparable period of 2017. This increase was driven by the addition of new clients, along with an increase in revenue from existing clients.

Transportation costs

Transportation costs for the three months ended March 31, 2018 were $477.2 million, an increase of 39.8% from $341.3 million in the comparable period of 2017. The 11.9% growth in the total number of shipments and the 24.9% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.7% for the three months ended March 31, 2018 from 82.1% in the comparable period of 2017, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the three months ended March 31, 2018 was $99.9 million, an increase of 34.1% from $74.5 million in the comparable period of 2017. The increase in net revenue was driven by the 24.0% increase in revenue per shipment and the 11.9% growth in the total number of shipments. Net revenue margins decreased to 17.3% for the three months ended March 31, 2018, from 17.9% in the comparable period of 2017. The decline in margin was due to the 24.9% increase in carrier rates, along with higher growth in our Managed Transportation business.

Operating expenses

Commission expense for the three months ended March 31, 2018 was $30.2 million, an increase of 35.0% from $22.4 million in the comparable period of 2017, due to higher volume. For the three months ended March 31, 2018 and 2017, commission expense was 30.2% and 30.0%, respectively, of net revenue. The increase in commission expense as a percentage of net revenue was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for three months ended March 31, 2018 were $50.3 million, an increase of 12.3% from $44.8 million in the comparable period in 2017, due to an increased investment in technology, along with the growth of our sales force and operating personnel. As a percentage of net revenue, selling, general and administrative expenses decreased to 50.3% for the three months ended March 31, 2018, from 60.1% in the comparable period of 2017. The decrease in selling, general and administrative expense as a percent of net revenue is driven by the increase in net revenue.

The contingent consideration fair value adjustment resulted in net expense of $0.1 million for each of the three months ended March 31, 2018 and 2017. The net expense for 2018 was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The net expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and the likelihood of employee retention being met. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of March 31, 2018.

Depreciation expense for the three months ended March 31, 2018 was $5.7 million, an increase of 26.9% from $4.5 million in the comparable period of 2017. The increase in depreciation expense is primarily due to depreciation of internally developed software, computer equipment and additional leasehold improvements.

Amortization expense for the three months ended March 31, 2018 was $3.2 million, a decrease of 9.3% from $3.6 million in the comparable period of 2017. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income (Loss) from operations

Income from operations for the three months ended March 31, 2018 was $10.5 million, compared to loss from operations of $0.8 million in the comparable period of 2017. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $3.8 million for the three months ended March 31, 2018, an increase from $3.6 million of interest expense in the comparable period of 2017. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax (expense) benefit

We recognized income tax expense of $2.0 million and income tax benefit of $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 was 30.0%, compared to an effective tax rate of (34.7)% in the comparable period of 2017. The difference in our effective tax rate for the three months ended March 31, 2018 from the statutory federal tax rate of 21% was primarily due to an increase in non-deductible expenses, primarily stock based compensation, offset in part by the impact of certain tax credits.

Net income (loss)

Net income for the three months ended March 31, 2018 was $4.7 million, compared net loss of $2.9 million in the comparable period of 2017, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2018, we had $32.6 million in cash and cash equivalents, $126.7 million in working capital and $199.3 million available under our ABL Facility.

Cash provided by operating activities

During the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $17.7 million and $13.9 million, respectively. We generated $20.5 million and $10.9 million in cash from net income (adjusted for noncash operating items) for the three months ended March 31, 2018 and 2017, respectively. This cash flow generation was offset by $2.9 million in the current year and increased by $2.9 million in the same period of 2017, due to changes in working capital. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the three months ended March 31, 2018 and 2017, net cash used in investing activities was $7.6 million and $4.0 million, respectively. During each of the three months ended March 31, 2018 and 2017, the primary investing activities were the purchase of property and equipment, leasehold improvements and the internal development of computer software.

Cash used in financing activities

During the three months ended March 31, 2018 and 2017, net cash used in financing activities was $1.0 million and $2.2 million, respectively. During the three months ended March 31, 2018, the primary financing activities were the proceeds from exercise of stock options and and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. During the three months ended March 31, 2017, the primary financing activities were the purchases of treasury stock, payments of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $12.0 million and $7.0 million on our ABL Facility during the three months ended March 31, 2018 and 2017, respectively, all of which was repaid as of March 31, 2018 and 2017.

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

At March 31, 2018, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At March 31, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at March 31, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at March 31, 2018 was $199.3 million.

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

In 2018, we also expect to use available cash to make approximately $0.6 million of potential contingent earn-out payments, as well as $5.8 million to satisfy the semi-annual Notes coupon payment due May 1, 2018 and November 1, 2018. In addition, we currently expect to use $14 million to $19 million for capital expenditures for the remainder of 2018. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Changes in Critical Accounting Policies

We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes to our revenue recognition policy under the new standard are discussed in Note 3, Revenue, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2018 and 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2018, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2018.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/18-1/31/18	14,515	$30.50	—	$30,181,701
2/1/18-2/28/18	24,407	$28.64	—	$30,181,701
3/1/18-3/31/18	39,890	$27.25	—	$30,181,701
Total	78,812	$28.20	—

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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 26, 2018		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 26, 2018		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer