Form 10-Q
period 2018-06-30
Echo Global Logistics, Inc.
filed 2018-07-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, the registrant had 28,548,087 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenue	$634,811	$470,086	$1,211,902	$885,838
Costs and expenses:
Transportation costs	528,022	388,473	1,005,190	729,727
Selling, general and administrative expenses	84,644	70,199	165,162	137,436
Depreciation and amortization	9,033	7,976	17,939	16,014
Income from operations	13,112	3,439	23,612	2,661
Interest expense	(3,754)	(3,677)	(7,504)	(7,302)
Income (Loss) before provision for income taxes	9,358	(239)	16,107	(4,640)
Income tax (expense) benefit	(1,680)	(6)	(3,702)	1,523
Net income (loss)	$7,678	$(245)	$12,405	$(3,117)

Earnings (Loss) per common share:
Basic	$0.28	$(0.01)	$0.45	$(0.11)
Diluted	$0.28	$(0.01)	$0.45	$(0.11)
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,656	$23,515
Accounts receivable, net of allowance for doubtful accounts of $5,344 and $3,745 at June 30, 2018 and December 31, 2017, respectively	393,300	309,733
Income taxes receivable	4,360	5,101
Prepaid expenses	8,090	6,191
Other current assets	4,793	3,760
Total current assets	455,200	348,301
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $97,857 and $86,549 at June 30, 2018 and December 31, 2017, respectively	63,219	63,062
Goodwill	307,314	307,314
Intangible assets, net of accumulated amortization of $63,309 and $56,834 at June 30, 2018 and December 31, 2017, respectively	111,009	117,484
Other noncurrent assets	3,039	1,918
Total noncurrent assets	484,580	489,778
Total assets	$939,780	$838,079

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$267,278	$193,749
Due to seller, current	1,250	919
Accrued expenses	43,206	39,660
Total current liabilities	311,734	234,328
Noncurrent liabilities:
Convertible notes, net	214,774	210,919
Due to seller, noncurrent	—	1,156
Other noncurrent liabilities	19,239	20,301
Deferred income taxes	15,816	12,503
Total noncurrent liabilities	249,829	244,879
Total liabilities	561,563	479,207
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,243,465 shares issued and 27,716,595 shares outstanding at June 30, 2018; 30,768,050 shares issued and 27,241,180 shares outstanding at December 31, 2017	3	3
Treasury stock, 3,526,870 shares at June 30, 2018 and December 31, 2017, respectively	(69,818)	(69,818)
Additional paid-in capital	343,249	337,445
Retained earnings	104,783	91,242
Total stockholders' equity	378,218	358,872
Total liabilities and stockholders' equity	$939,780	$838,079
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating activities
Net income (loss)	$12,405	$(3,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,943	1,254
Noncash stock compensation expense	4,737	5,081
Noncash interest expense	4,211	3,974
Change in contingent consideration due to seller	100	365
Change in contingent consideration due from seller	—	(79)
Gain on disposal of assets	—	13
Depreciation and amortization	17,939	16,014
Change in assets:
Accounts receivable	(71,543)	(36,254)
Income taxes receivable	745	(3,036)
Prepaid expenses and other assets	(3,407)	593
Change in liabilities:
Accounts payable	63,517	41,187
Accrued expenses and other liabilities	3,409	(625)
Payments of contingent consideration in excess of costs over estimated earnings	(375)	(245)
Net cash provided by operating activities	34,680	25,125
Investing activities
Purchases of property and equipment	(13,231)	(9,549)
Investments in business entities	(1,000)	—
Net cash used in investing activities	(14,231)	(9,549)
Financing activities
Receipt of contingent consideration due from seller	—	500
Payments of contingent consideration due to seller	(550)	(450)
Proceeds from exercise of stock options	3,561	138
Employee tax withholdings related to net share settlements of equity-based awards	(2,318)	(1,530)
Purchases of treasury stock	—	(10,851)
Proceeds from borrowing on ABL facility	12,000	32,000
Repayments of amounts borrowed on ABL facility	(12,000)	(32,000)
Net cash provided by (used in) financing activities	693	(12,192)
Increase in cash and cash equivalents	21,141	3,385
Cash and cash equivalents, beginning of period	23,515	16,646
Cash and cash equivalents, end of period	$44,656	$20,031
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,282	$3,314
Cash paid during the period for income taxes	144	259
Cash received during the period for income taxes refunded	129	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2018
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2017	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	4,562	—	4,562
Exercise of stock options	325,342	0	—	—	3,561	—	3,561
Common stock issued for vested restricted stock	205,723	0	—	—	(0)	—	—
Common stock issued for vested performance shares	26,567	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(82,217)	(0)	—	—	(2,318)	—	(2,318)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	12,405	12,405
Balance at June 30, 2018	31,243,465	$3	(3,526,870)	$(69,818)	$343,249	$104,783	$378,218
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year 2018. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2017.

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
The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a relative transit time basis, which resulted in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of $1.1 million, net of tax, and an increase of $3.3 million to revenue for the six months ended June 30, 2018. While adoption of this standard also effects the corresponding direct costs of revenue, including commission, this change did not have a material

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

impact on the Company's consolidated financial statements due to the short term nature of its performance obligations. The Company fully describes the adoption and impact of this standard in Note 3 to the consolidated financial statements. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act (the "Act"), to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of June 30, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The Company adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future modifications, if any, to the Company's share-based payment awards. For the six months ended June 30, 2018, the adoption of this standard had no impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future acquisitions. For the six months ended June 30, 2018, the adoption of this standard did not have an impact on the consolidated financial statements as no acquisitions took place during the quarter.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. The Company adopted this standard on January 1, 2018, using the full retrospective method (prior periods have been restated). For the six months ended June 30, 2018 and 2017, cash payments in excess of the contingent consideration liability recognized at the acquisition date were recorded as an operating activity in the consolidated statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The original guidance required application on a modified retrospective basis with respect to the earliest period presented. During March 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of ASC 842, Leases, as of the date of initial application of the transition. The Company plans to adopt this optional transition standard on January 1, 2019. Upon adoption, the Company plans to use the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. Adoption will also require enhanced qualitative and quantitative disclosures. The Company anticipates that the adoption of this standard will materially affect its consolidated balance sheets.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

3. Revenue

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("ASC Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

The Company recorded an increase to the opening balance of retained earnings of $1.1 million, net of tax, as of January 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue for the six months ended June 30, 2018 was an increase of $3.3 million, as a result of applying ASC Topic 606.

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

The following table presents the Company's revenue disaggregated by client type (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
Client Type	2018	2017(1)	2018	2017(1)
Transactional	$502,788	$371,394	$955,897	$704,355
Managed Transportation	132,023	98,692	256,005	181,483
Revenue	$634,811	$470,086	$1,211,902	$885,838
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
Mode	2018	2017(1)	2018	2017(1)
Truckload	$443,711	$314,668	$844,186	$595,011
Less than truckload	160,584	129,927	307,818	243,788
Other revenue	30,516	25,490	59,898	47,039
Revenue	$634,811	$470,086	$1,211,902	$885,838
Note: Amounts may not foot due to rounding.
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

Variable Consideration

Certain customers may receive rebates based on the terms of their agreement with the Company, which are accounted for as variable consideration. Rebates are estimated based on the expected amount to be provided to customers and reduce revenue recognized. The Company also estimates for possible additional fees based on a portfolio approach.

Practical Expedients

The Company adopted the practical expedient to recognize commission expense when incurred because the amortization period is less than one year. Commission expense recognition aligns with the Company's revenue recognition policy under ASC Topic 606, as commission expense is recognized on a relative transit time basis.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at June 30, 2018 was $1.3 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command Transportation, LLC ("Command") based upon certain employee retention criteria. As of June 30, 2018, there was no remaining balance of the due from seller asset as the criteria were met.

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
Six Months Ended June 30, 2018 and 2017

consideration due to seller could result in a change in the fair value of the contingent consideration. However, the correlation and inverse relationship between higher projected financial results to the discount rate applied and probability of meeting the financial targets mitigates the effect of any changes to the unobservable inputs.

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,250)	—	—	$(1,250)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,075)	—	—	$(2,075)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2017	$(2,075)
Change in fair value of contingent consideration due to seller	(100)
Payment of contingent consideration due to seller	925
Balance at June 30, 2018	$(1,250)

For the three months ended June 30, 2018 and 2017, the Company recognized net expense of $50 thousand and $194 thousand, respectively, in selling, general and administrative expenses due to the change in fair value determined by a Level 3 valuation technique. For the six months ended June 30, 2018 and 2017, the Company recognized net expense of $100 thousand and $286 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

During the six months ended June 30, 2018 and 2017, the Company made contingent earn-out payments of $925 thousand and $695 thousand, respectively, to the sellers of businesses acquired by the Company. The Company did not receive any contingent payments from the seller of Command during the six months ended June 30, 2018. The Company received $500 thousand of contingent payments from the seller of Command during the six months ended June 30, 2017.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

5. Intangibles and Goodwill

The balance of goodwill was $307.3 million as of June 30, 2018 and December 31, 2017, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$145,139	$(52,931)	$92,208	$145,139	$(48,058)	$97,081
Carrier relationships	18,300	(3,319)	14,981	18,300	(2,781)	15,519
Non-compete agreements	5,239	(2,609)	2,630	5,239	(2,216)	3,023
Trade names	5,640	(4,449)	1,191	5,640	(3,779)	1,861
	$174,318	$(63,309)	$111,009	$174,318	$(56,834)	$117,484
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $3.2 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $6.5 million and $7.1 million for the six months ended June 30, 2018 and 2017, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$6,386
2019	11,471
2020	10,639
2021	10,025
2022	9,668
Thereafter	62,820
Total	$111,009

6. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$28,730	$24,206
Accrued rebates	2,068	2,038
Accrued employee benefits	2,573	2,480
Accrued professional service fees	1,437	698
Accrued interest	1,152	1,139
Deferred rent	2,519	2,641
Other	4,726	6,459
Total accrued expenses	$43,206	$39,660
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $19.2 million and $20.3 million at June 30, 2018 and December 31, 2017, respectively, consist primarily of the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

7. Income Taxes

On December 22, 2017, the Act was signed into legislation. The Act became effective January 1, 2018 and reduced the federal corporate tax rate from 35% to 21%.

In March 2018, the FASB issued ASU 2018-05, Income Taxes, which provides guidance on accounting for the tax effects of SAB 118, as discussed in Note 2. SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017 to complete the accounting under the Act. As of June 30, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company considers the deferred tax re-measurements, and other items to be reasonable estimates, but provisional, due to the forthcoming guidance and its ongoing analysis of final year-end data and tax provisions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (Loss) before provision for income taxes	$9,358	$(239)	$16,107	$(4,640)
Income tax (expense) benefit	$(1,680)	$(6)	$(3,702)	$1,523
Effective tax rate	17.9%	2.7%	23.0%	(32.8)%

The difference in the Company's effective tax rate for the three months ended June 30, 2018 from the Company's statutory federal tax rate of 21% was primarily due to tax benefits associated with stock-based compensation exercises, while the difference in the Company's effective tax rate for the six months ended June 30, 2018 from the Company's statutory federal tax rate was primarily due to state taxes; an increase in non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

The difference in the Company's effective tax rate for the three months ended June 30, 2017 from the company's federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting and lower income before taxes during the quarter, while the difference in the Company's effective tax rate for the six months ended June 30, 2017 was primarily due to the net tax deficiencies related to share-based payment awards, completion of a state tax audit and the effect of the 2017 year to date pre-tax loss.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$7,678	$(245)	$12,405	$(3,117)
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	27,603,096	28,016,122	27,466,689	28,085,710
Effect of dilutive securities:
Employee stock awards	268,850	—	332,249	—
Denominator for dilutive earnings (loss) per common share	27,871,946	28,016,122	27,798,938	28,085,710
Basic earnings (loss) per common share	$0.28	$(0.01)	$0.45	$(0.11)
Diluted earnings (loss) per common share	$0.28	$(0.01)	$0.45	$(0.11)

For the three and six months ended June 30, 2018, the Company excluded 2,538 unvested performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2017, 239,440 and 331,618 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the respective periods.

As of June 30, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017, respectively.

9. Stock-Based Compensation Plans

The Company recorded $2.2 million and $4.7 million in total stock-based compensation expense with corresponding income tax benefits of $0.5 million and $1.2 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the Company recorded $2.4 million and $5.1 million in total stock-based compensation expense with corresponding income tax benefits of $0.9 million and $1.9 million, respectively.

During each of the six months ended June 30, 2018 and 2017, the Company did not grant any stock options.

The Company granted 244,448 and 280,853 shares of restricted stock to various employees during the six months ended June 30, 2018 and 2017, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 97,966 and 99,933 shares of performance and market-based stock during the six months ended June 30, 2018 and 2017, respectively.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of June 30, 2018.

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At June 30, 2018, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.2 million for each of the three months ended June 30, 2018 and 2017, and $0.4 million and $0.5 million for each of the six months ended June 30, 2018 and 2017, respectively.

The Company drew $12.0 million and $32.0 million on the ABL Facility during the six months ended June 30, 2018 and 2017, respectively, all of which was repaid as of June 30, 2018 and 2017. No amounts were outstanding on the ABL Facility as of June 30, 2018. The Company is in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At June 30, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at June 30, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at June 30, 2018 was $199.3 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For each of the three and six months ended June 30, 2018 and 2017, the Company recorded $0.2 million and $0.4 million of interest expense related to ABL Facility issuance costs, respectively. As there is no outstanding draw on the ABL Facility at June 30, 2018, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets.

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
Six Months Ended June 30, 2018 and 2017

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings (loss) per common share, but any conversion premium that exists will be included in the calculation of diluted earnings (loss) per common share using the treasury stock method. As of June 30, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for each of the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	June 30, 2018	December 31, 2017
Convertible senior notes, principal amount	$230,000	$230,000
Unamortized debt discount	(12,712)	(15,930)
Unamortized debt issuance costs	(2,514)	(3,151)
Convertible senior notes, net	$214,774	$210,919

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2018 was $238.1 million. The fair value of the Notes was estimated based on the trading price of the Notes at June 30, 2018. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the three and six months ended June 30, 2018 and 2017, interest expense related to the Notes consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractual coupon interest	$1,438	$1,438	$2,875	$2,875
Debt discount amortization	1,622	1,523	3,219	3,022
Debt issuance cost amortization	321	301	637	598
Interest expense, Notes	$3,380	$3,261	$6,730	$6,494
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017

The undiscounted interest and principal payments due in relation to the Notes from June 30, 2018 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2018	2019	2020
Senior convertible notes, including interest	$241,500	2,875	5,750	$232,875

12. Subsequent Events

On July 6, 2018, the Company purchased substantially all of the assets of Freight Management Plus, Inc., a Pennsylvania corporation ("Freight Management") for an aggregate purchase price of up to $10.2 million, of which (i) $6.6 million was paid at closing, subject to post-closing adjustments for working capital, (ii) $0.7 million was paid in the form of common stock, par value $0.0001 per share, of the Company at closing and (iii) up to $2.9 million will be paid in the three years following the closing, subject to the achievement of certain financial objectives set forth in the Asset Purchase Agreement by and between Echo/FMP Holdings, LLC, a wholly-owned subsidiary of the Company, and Freight Management.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands except per share data)	2018	2017	2018	2017
Consolidated statements of operations data:
Revenue	$634,811	$470,086	$1,211,902	$885,838
Transportation costs	528,022	388,473	1,005,190	729,727
Net revenue (1)	106,789	81,613	206,712	156,111
Operating expenses:
Commissions	32,369	24,748	62,569	47,119
Selling, general and administrative expenses	52,225	45,256	102,493	90,031
Contingent consideration expense	50	194	100	286
Depreciation and amortization	9,033	7,976	17,939	16,014
Total operating expenses	93,677	78,174	183,100	153,450
Income from operations	13,112	3,439	23,612	2,661
Interest expense	(3,754)	(3,677)	(7,504)	(7,302)
Income (Loss) before provision for income taxes	9,358	(239)	16,107	(4,640)
Income tax (expense) benefit	(1,680)	(6)	(3,702)	1,523
Net income (loss)	$7,678	$(245)	$12,405	$(3,117)
Earnings (Loss) per common share:
Basic	$0.28	$(0.01)	$0.45	$(0.11)
Diluted	$0.28	$(0.01)	$0.45	$(0.11)
Shares used in per share calculations (in thousands):
Basic	27,603	28,016	27,467	28,086
Diluted	27,872	28,016	27,799	28,086
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2018	2017	2018	2017
Revenue	$634,811	$470,086	$1,211,902	$885,838
Transportation costs	528,022	388,473	1,005,190	729,727
Net revenue	$106,789	$81,613	$206,712	$156,111

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $1.2 billion and $0.9 billion for the six months ended June 30, 2018 and 2017, respectively, representing a period-over-period increase of 36.8%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional clients. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the six months ended June 30, 2018 and 2017, Transactional clients accounted for 78.9% and 79.5% of our revenue, respectively, and Managed Transportation clients accounted for 21.1% and 20.5% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2018, TL accounted for 69.7% of our revenue, LTL accounted for 25.4% of our revenue and other transportation modes accounted for 4.9% of our revenue. For the six months ended June 30, 2017, TL accounted for 67.2% of our revenue, LTL accounted for 27.5% of our revenue and other transportation modes accounted for 5.3% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2018 was $206.7 million, an increase of 32.4% from $156.1 million in the comparable period of 2017.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2018 and 2017, our commission expense was $62.6 million and $47.1 million, respectively. Commission expense increased to 30.3% of our net revenue as of June 30, 2018, as compared to 30.2% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the six months ended June 30, 2018 and 2017, our selling, general and administrative expenses were $102.5 million and $90.0 million, respectively. For the six months ended June 30, 2018 and 2017, selling, general and administrative expenses as a percentage of net revenue were 49.6% and 57.7%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2018 and 2017, we recorded a net expense of $0.1 million and $0.3 million, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six months ended June 30, 2018 and 2017, depreciation expense was $11.5 million and $8.9 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2018 and 2017, amortization expense was $6.5 million and $7.1 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the 5 year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $7.5 million and $7.3 million for the six months ended June 30, 2018 and 2017, respectively.

Comparison of the three months ended June 30, 2018 and 2017

Revenue

Revenue for the three months ended June 30, 2018 was $634.8 million, an increase of 35.0% from $470.1 million in the comparable period of 2017. The increase in revenue was primarily attributable to an increase of 24.5% in revenue per shipment, along with an increase of 8.4% in volume.

Revenue from Transactional clients for the three months ended June 30, 2018 was $502.8 million, an increase of 35.4% from $371.4 million in the comparable period of 2017. The increase in Transactional revenue was driven by an increase in both TL and LTL volume and revenue per shipment. Revenue from Transactional clients was 79.2% of our revenue for the three months ended June 30, 2018, an increase from 79.0% of our revenue in the comparable period of 2017.

Revenue from Managed Transportation clients for the three months ended June 30, 2018 was $132.0 million, an increase of 33.8% from $98.7 million in the comparable period of 2017. Revenue from Managed Transportation clients was 20.8% of our revenue for the three months ended June 30, 2018, a decrease from 21.0% of revenue in the comparable period of 2017. This decrease in Managed Transportation revenue as a percent of total revenue was driven by the increases in Transactional revenue per shipment and volume.

Transportation costs

Transportation costs for the three months ended June 30, 2018 were $528.0 million, an increase of 35.9% from $388.5 million in the comparable period of 2017. The 8.4% growth in the total number of shipments and the 25.3% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 83.2% for the three months ended June 30, 2018 from 82.6% in the comparable period of 2017, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the three months ended June 30, 2018 was $106.8 million, an increase of 30.8% from $81.6 million in the comparable period of 2017. The increase in net revenue was driven by the 24.5% increase in revenue per shipment and the 8.4% growth in the total number of shipments. Net revenue margins decreased to 16.8% for the three months ended June 30, 2018, from 17.4% in the comparable period of 2017. The decline in margin was due to the 25.3% increase in carrier rates.

Operating expenses

Commission expense for the three months ended June 30, 2018 was $32.4 million, an increase of 30.8% from $24.7 million in the comparable period of 2017, due to higher net revenue resulting from increased volume. For the three months ended June 30, 2018 and 2017, commission expense remained consistent at 30.3% of net revenue.

Selling, general and administrative expenses for three months ended June 30, 2018 were $52.2 million, an increase of 15.4% from $45.3 million in the comparable period in 2017, due to an increased investment in technology, along with the growth of our sales force and operating personnel. As a percentage of net revenue, selling, general and administrative expenses decreased to 48.9% for the three months ended June 30, 2018, from 55.5% in the comparable period of 2017. The decrease in selling, general and administrative expenses as a percent of net revenue is driven by the increase in net revenue.

The contingent consideration fair value adjustment resulted in a net expense of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The net expense for 2018 was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The net expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and the likelihood of employee retention being met. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2018.

Depreciation expense for the three months ended June 30, 2018 was $5.8 million, an increase of 31.6% from $4.4 million in the comparable period of 2017. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for the three months ended June 30, 2018 was $3.2 million, a decrease of 9.5% from $3.6 million in the comparable period of 2017. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the three months ended June 30, 2018 was $13.1 million, compared to $3.4 million in the comparable period of 2017. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $3.8 million for the three months ended June 30, 2018, an increase from $3.7 million in the comparable period of 2017. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax expense

We recognized income tax expense of $1.7 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the three months ended June 30, 2018 was 17.9%, compared to an effective tax rate of 2.7% in the comparable period of 2017. The difference in our effective tax rate for the three months ended June 30, 2018 from the statutory federal tax rate of 21% was primarily due to tax benefits associated with stock-based compensation exercises. The difference in our effective tax rate for the the three months ended June 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards and the lower income before taxes during the quarter.

Net income (loss)

Net income for the three months ended June 30, 2018 was $7.7 million, compared to a net loss of $0.2 million in the comparable period of 2017, due to the items previously discussed.

Comparison of the six months ended June 30, 2018 and 2017

Revenue

Revenue for the six months ended June 30, 2018 was $1.2 billion, an increase of 36.8% from $0.9 billion in the comparable period of 2017. The increase in revenue was primarily attributable to an increase of 24.3% in revenue per shipment, along with an increase of 10.1% in volume.

Revenue from Transactional clients for the six months ended June 30, 2018 was $955.9 million, an increase of 35.7% from $704.4 million in the comparable period of 2017. The increase in Transactional revenue was driven by an increase in both TL and LTL revenue per shipment. Revenue from Transactional clients was 78.9% of our revenue for the six months ended June 30, 2018, a decrease from 79.5% of our revenue in the comparable period of 2017. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients for the six months ended June 30, 2018 was $256.0 million, an increase of 41.1% from $181.5 million in the comparable period of 2017. Revenue from Managed Transportation clients was 21.1% of our revenue for the six months ended June 30, 2018, an increase from 20.5% of revenue in the comparable period of 2017. This increase was driven by the addition of new clients, along with an increase in revenue from existing clients.

Transportation costs

Transportation costs for the six months ended June 30, 2018 were $1.0 billion, an increase of 37.7% from $0.7 billion in the comparable period of 2017. The 10.1% growth in the total number of shipments and the 25.1% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.9% for the six months ended June 30, 2018 from 82.4% in the comparable period of 2017, which is due to margin compression resulting from higher carrier rates.

Net revenue

Net revenue for the six months ended June 30, 2018 was $206.7 million, an increase of 32.4% from $156.1 million in the comparable period of 2017. The increase in net revenue was driven by the 24.3% increase in revenue per shipment and the 10.1% growth in the total number of shipments. Net revenue margins decreased to 17.1% for the six months ended June 30, 2018, from 17.6% in the comparable period of 2017. The decline in margin was due to the 25.1% increase in carrier rates, along with higher growth in our Managed Transportation business.

Operating expenses

Commission expense for the six months ended June 30, 2018 was $62.6 million, an increase of 32.8% from $47.1 million in the comparable period of 2017, due to higher volume. For the six months ended June 30, 2018 and 2017, commission expense was 30.3% and 30.2%, respectively, of net revenue. The slight increase in commission expense as a percentage of net revenue was due to the fluctuation in the composition of our net revenue by mode, as TL shipments typically have higher commission percentages than other modes.

Selling, general and administrative expenses for six months ended June 30, 2018 were $102.5 million, an increase of 13.8% from $90.0 million in the comparable period in 2017, due to an increased investment in technology, along with the growth of our sales force and operating personnel. As a percentage of net revenue, selling, general and administrative expenses decreased to 49.6% for the six months ended June 30, 2018, from 57.7% in the comparable period of 2017. The decrease in selling, general and administrative expenses as a percent of net revenue is driven by the increase in net revenue.

The contingent consideration fair value adjustment resulted in net expense of $0.1 million and $0.3 million for six months ended June 30, 2018 and 2017, respectively. The net expense for 2018 was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The net expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and the satisfaction of the employee retention criteria being met. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2018.

Depreciation expense for the six months ended June 30, 2018 was $11.5 million, an increase of 29.2% from $8.9 million in the comparable period of 2017. The increase in depreciation expense is primarily due to depreciation of internally developed software, computer equipment and additional leasehold improvements.

Amortization expense for the six months ended June 30, 2018 was $6.5 million, a decrease of 9.4% from $7.1 million in the comparable period of 2017. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the six months ended June 30, 2018 was $23.6 million, compared to $2.7 million in the comparable period of 2017. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $7.5 million for the six months ended June 30, 2018, an increase from $7.3 million of interest expense in the comparable period of 2017. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax (expense) benefit

We recognized income tax expense of $3.7 million and income tax benefit of $1.5 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the six months ended June 30, 2018 was 23.0%, compared to an effective tax rate of (32.8)% in the comparable period of 2017. The difference in our effective tax rate for the six months ended June 30, 2018 from the statutory federal tax rate of 21% was primarily due to state taxes; an increase in non-deductible expenses, primarily stock-based compensation; offset in part by the impact of certain tax credits. The difference in our effective tax rate for the six months ended June 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to net tax deficiencies related to share-based payment awards, completion of a state tax audit and the effect of the 2017 year to date pre-tax loss.

Net income (loss)

Net income for the six months ended June 30, 2018 was $12.4 million, compared to a net loss of $3.1 million in the comparable period of 2017, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2018, we had $44.7 million in cash and cash equivalents, $143.5 million in working capital and $199.3 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $34.7 million and $25.1 million, respectively. We generated $42.3 million and $23.5 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2018 and 2017, respectively. This cash flow generation was offset by $7.7 million in the current year and increased by $1.6 million in the same period of 2017, due to changes in working capital. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the six months ended June 30, 2018 and 2017, net cash used in investing activities was $14.2 million and $9.5 million, respectively. During the six months ended June 30, 2018, the primary investing activities were the internal development of computer software and the purchases of property and equipment, leasehold improvements and investments. During the six months ended June 30, 2017, the primary investing activities were the purchases of property and equipment, leasehold improvements and the internal development of computer software.

Cash provided by (used in) financing activities

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $0.7 million, net cash used in financing activities was $12.2 million, respectively. During the six months ended June 30, 2018, the primary financing activities were the payment of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards, offset by the proceeds from the exercise of stock options. During the six months ended June 30, 2017, the primary financing activities were the purchases of treasury stock, payments and receipt of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $12.0 million and $32.0 million on our ABL Facility during the six months ended June 30, 2018 and 2017, respectively, all of which was repaid as of June 30, 2018 and 2017.

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

At June 30, 2018, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at June 30, 2018 was $199.3 million.

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

In 2018, we also expect to use $2.9 million to satisfy the semi-annual Notes coupon payment due November 1, 2018, as well as $11 million to $15 million for capital expenditures for the remainder of 2018. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

Historically, our average accounts receivable life-cycle has been longer than our average accounts payable life-cycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers. As our business grows, we expect this use of cash to continue. The amount of cash we use will depends on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The discussion of recent accounting pronouncements in Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Changes in Critical Accounting Policies

We adopted Accounting Standards Codification Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes to our revenue recognition policy under the new standard are discussed in Note 3, Revenue, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the six months ended June 30, 2018 and 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2018, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2018.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/18-4/30/18	1,383	$28.00	—	$30,181,701
5/1/18-5/31/18	1,027	$28.05	—	$30,181,701
6/1/18-6/30/18	995	$28.54	—	$30,181,701
Total	3,405	$28.17	—

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

ECHO GLOBAL LOGISTICS, INC.

Date:	July 26, 2018		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 26, 2018		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer