Form 10-Q
period 2018-09-30
Echo Global Logistics, Inc.
filed 2018-10-25
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

As of October 24, 2018, the registrant had 28,547,265 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenue	$644,821	$509,531	$1,856,723	$1,395,368
Costs and expenses:
Transportation costs	533,601	422,830	1,538,791	1,152,556
Selling, general and administrative expenses	85,709	72,284	250,871	209,720
Depreciation and amortization	9,230	8,124	27,168	24,139
Income from operations	16,281	6,293	39,893	8,954
Interest income	—	21	—	21
Interest expense	(3,780)	(3,696)	(11,284)	(10,997)
Interest expense, net	(3,780)	(3,675)	(11,284)	(10,976)
Income (Loss) before provision for income taxes	12,501	2,618	28,609	(2,022)
Income tax (expense) benefit	(3,118)	(226)	(6,821)	1,297
Net income (loss)	$9,383	$2,392	$21,788	$(726)

Earnings (Loss) per common share:
Basic	$0.34	$0.09	$0.79	$(0.03)
Diluted	$0.33	$0.09	$0.78	$(0.03)
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,542	$23,515
Accounts receivable, net of allowance for doubtful accounts of $6,178 and $3,745 at September 30, 2018 and December 31, 2017, respectively	385,059	309,733
Income taxes receivable	836	5,101
Prepaid expenses	7,506	6,191
Other current assets	5,112	3,760
Total current assets	459,055	348,301
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $103,809 and $86,549 at September 30, 2018 and December 31, 2017, respectively	63,072	63,062
Goodwill	309,589	307,314
Intangible assets, net of accumulated amortization of $66,586 and $56,834 at September 30, 2018 and December 31, 2017, respectively	112,832	117,484
Other noncurrent assets	2,851	1,918
Total noncurrent assets	488,345	489,778
Total assets	$947,400	$838,079

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$252,483	$193,749
Due to seller, current	1,933	919
Accrued expenses	50,306	39,660
Total current liabilities	304,722	234,328
Noncurrent liabilities:
Convertible notes, net	216,748	210,919
Due to seller, noncurrent	767	1,156
Other noncurrent liabilities	18,745	20,301
Deferred income taxes	15,404	12,503
Total noncurrent liabilities	251,664	244,879
Total liabilities	556,387	479,207
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,328,469 shares issued and 27,801,599 shares outstanding at September 30, 2018; 30,768,050 shares issued and 27,241,180 shares outstanding at December 31, 2017	3	3
Treasury stock, 3,526,870 shares at September 30, 2018 and December 31, 2017, respectively	(69,818)	(69,818)
Additional paid-in capital	346,662	337,445
Retained earnings	114,167	91,242
Total stockholders' equity	391,014	358,872
Total liabilities and stockholders' equity	$947,400	$838,079
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating activities
Net income (loss)	$21,788	$(726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,532	1,517
Noncash stock compensation expense	7,091	7,113
Noncash interest expense	6,362	6,005
Change in contingent consideration due to seller	150	669
Change in contingent consideration due from seller	—	(79)
Gain on disposal of assets	—	13
Depreciation and amortization	27,168	24,139
Change in assets:
Accounts receivable	(60,333)	(64,343)
Income taxes receivable	4,274	(2,871)
Prepaid expenses and other assets	(3,132)	(3,742)
Change in liabilities:
Accounts payable	47,517	62,801
Accrued expenses and other liabilities	9,967	10,718
Payments of contingent consideration in excess of costs over estimated earnings	(375)	—
Net cash provided by operating activities	63,009	41,215
Investing activities
Purchases of property and equipment	(19,500)	(14,745)
Investments in business entities	(1,000)	—
Payments for acquisitions, net of cash acquired	(6,720)	—
Net cash used in investing activities	(27,220)	(14,745)
Financing activities
Receipt of contingent consideration due from seller	—	500
Payments of contingent consideration due to seller	(550)	(695)
Proceeds from exercise of stock options	4,189	512
Employee tax withholdings related to net share settlements of equity-based awards	(2,400)	(1,552)
Purchases of treasury stock	—	(20,669)
Proceeds from borrowing on ABL facility	12,000	56,000
Repayments of amounts borrowed on ABL facility	(12,000)	(56,000)
Net cash provided by (used in) financing activities	1,239	(21,904)
Increase in cash and cash equivalents	37,028	4,566
Cash and cash equivalents, beginning of period	23,515	16,646
Cash and cash equivalents, end of period	$60,542	$21,213
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,473	$3,569
Cash paid during the period for income taxes	144	259
Cash received during the period for income taxes refunded	129	—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2017	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	6,735	—	6,735
Exercise of stock options	380,042	0	—	—	4,188	—	4,189
Common stock issued for vested restricted stock	213,237	0	—	—	(0)	—	—
Common stock issued for vested performance shares	26,567	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of share-based awards	(84,650)	(0)	—	—	(2,400)	—	(2,400)
Common shares issued for acquisition	25,223	0	—	—	693	—	693
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	21,788	21,788
Balance at September 30, 2018	31,328,469	$3	(3,526,870)	$(69,818)	$346,662	$114,167	$391,014
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year 2018. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the acquired intangible assets was determined using a discounted cash flow analysis as further described in Note 3. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 5). The fair value of the liability component of the Notes (as defined in Note 12) was determined using the discounted cash flow analysis discussed in Note 12.

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
The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a relative transit time basis, which resulted in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of $1.1 million, net of tax, and an increase of $6.6 million to revenue for the nine months ended September 30, 2018. While adoption

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

of this standard also effects the corresponding direct costs of revenue, including commission expense, this change did not have a material impact on the Company's consolidated financial statements due to the short term nature of its performance obligations. The Company fully describes the adoption and impact of this standard in Note 4 to the consolidated financial statements. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act (the "Act"), to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of September 30, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. The Company adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future modifications, if any, to the Company's share-based payment awards. For the nine months ended September 30, 2018, the adoption of this standard did not have an impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard prospectively on January 1, 2018. During the nine months ended September 30, 2018, the Company acquired Freight Management Plus, Inc. ("Freight Management," or "FMP") as a business combination in accordance with this updated guidance as further discussed in Note 3 to the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. The Company adopted this standard retrospectively, and the adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added amendments to create an optional transition method that will provide an option to use the effective date of ASC 842, Leases, as the date of initial application of the transition. The Company plans to adopt this optional transition method on January 1, 2019. Upon adoption, the Company plans to use the package of practical expedients that allows it to (i) not reassess whether

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company plans to elect the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components. Adoption will also require enhanced qualitative and quantitative disclosures. The Company anticipates that the adoption of this standard will materially affect its consolidated balance sheets.

3. Acquisitions

On July 6, 2018, the Company purchased substantially all of the assets of Freight Management, a Pennsylvania corporation, for an aggregate purchase price of up to $10.2 million, of which (i) $6.6 million was paid at closing, subject to post-closing adjustments for working capital, (ii) $0.7 million was paid in the form of common stock, par value $0.0001 per share, of the Company at closing and (iii) up to $2.9 million will be paid in the three years following the closing, subject to the achievement of certain financial objectives set forth in the Asset Purchase Agreement by and between Echo/FMP Holdings, LLC, a wholly-owned subsidiary of the Company, and Freight Management. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $2.3 million of goodwill, $1.4 million as the estimated opening balance sheet fair value of the contingent consideration obligation, and $5.1 million of customer relationship intangible assets. The fair values of the contingent consideration obligation and the customer relationship intangible assets are considered Level 3 fair value estimates. The fair value of the contingent consideration obligation was based on the probability of reaching the financial forecasts of future operating results, an appropriate discount rate, and the Company's historical experience with similar arrangements as further described in Note 5 to the consolidated financial statements. The fair value of the customer relationship intangible assets was determined using a discounted cash flow analysis based on the current customers of FMP at the time of the acquisition. This allocation is subject to change as the Company finalizes the purchase accounting. The Company is in the process of finalizing the valuation of certain acquired accounts receivable, accounts payable and intangible assets, along with the acquisition date fair value of the contingent consideration obligation. The amount of goodwill deductible for U.S. income tax purposes is $0.8 million, which excludes the opening balance sheet fair value of the contingent consideration obligation and provisional working capital adjustments.

As of September 30, 2018, the fair value of the contingent consideration has not changed from its opening balance sheet fair value of $1.4 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.

The amounts of revenue and net income of FMP included in the Company's consolidated statement of income from the acquisition date for the three months ended September 30, 2018 are $4.6 million and $0.2 million, respectively. During the nine months ended September 30, 2018, the Company incurred $0.3 million of acquisition-related costs associated with the acquisition, which were recorded in selling, general and administrative expenses on the consolidated statement of income.

4. Revenue

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

The Company recorded an increase to the opening balance of retained earnings of $1.1 million, net of tax, as of January 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue for the nine months ended September 30, 2018 was an increase of $6.6 million, as a result of applying ASC Topic 606.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. The Company generates revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For its Transactional business, the Company provides brokerage and transportation management services on a shipment-by-

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. For the brokerage and transportation management performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. The Company is the principal in these transactions and recognizes revenue on a gross and relative transit time basis. The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for the Company's Managed Transportation clients. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.

The following table presents the Company's revenue disaggregated by client type (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
Client Type	2018	2017(1)	2018	2017(1)
Transactional	$510,344	$401,179	$1,466,241	$1,105,533
Managed Transportation	134,478	108,352	390,482	289,835
Revenue	$644,821	$509,531	$1,856,723	$1,395,368
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

The following table presents the Company's revenue disaggregated by mode (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mode	2018	2017(1)	2018	2017(1)
Truckload	$445,827	$347,453	$1,290,013	$942,464
Less than truckload	166,244	135,599	474,062	379,387
Other revenue	32,749	26,479	92,648	73,518
Revenue	$644,821	$509,531	$1,856,723	$1,395,368
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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

5. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at September 30, 2018 was $2.7 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

The Company's financial assets related to contingent payments that were due from the seller of Command Transportation, LLC ("Command") based upon certain employee retention criteria. As of September 30, 2018, there was no remaining balance of the due from seller asset as the criteria were met.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,700)	—	—	$(2,700)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,075)	—	—	$(2,075)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2017	$(2,075)
FMP acquisition, acquisition date fair value	(1,400)
Change in fair value of contingent consideration due to seller	(150)
Payment of contingent consideration due to seller	925
Balance at September 30, 2018	$(2,700)

For the three months ended September 30, 2018 and 2017, the Company recognized expense of $50 thousand and $304 thousand, respectively, in selling, general and administrative expenses due to the change in fair value determined by a Level 3 valuation technique. For the nine months ended September 30, 2018 and 2017, the Company recognized net expense of $150 thousand and $590 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

During the nine months ended September 30, 2018 and 2017, the Company made contingent earn-out payments of $925 thousand and $695 thousand, respectively, to the sellers of businesses acquired by the Company. The Company did not receive any contingent payments from the seller of Command during the nine months ended September 30, 2018. The Company received $500 thousand of contingent payments from the seller of Command during the nine months ended September 30, 2017.

6. Intangibles and Goodwill

The following is a roll-forward of goodwill from December 31, 2017 to September 30, 2018:

Balance as of December 31, 2017	$307,314
FMP acquisition, goodwill acquired	2,275
Balance as of September 30, 2018	$309,589

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

The following is a summary of amortizable intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(55,408)	$94,831	$145,139	$(48,058)	$97,081
Carrier relationships	18,300	(3,588)	14,712	18,300	(2,781)	15,519
Non-compete agreements	5,239	(2,806)	2,433	5,239	(2,216)	3,023
Trade names	5,640	(4,784)	856	5,640	(3,779)	1,861
	$179,418	$(66,586)	$112,832	$174,318	$(56,834)	$117,484

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $3.3 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively, and $9.8 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$3,268
2019	11,802
2020	10,973
2021	10,362
2022	10,005
Thereafter	66,421
Total	$112,832
Note: Amounts may not foot due to rounding.

7. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation	$31,963	$24,206
Accrued rebates	2,737	2,038
Accrued employee benefits	2,755	2,480
Accrued professional service fees	2,891	698
Accrued interest	2,592	1,139
Deferred rent	2,485	2,641
Other	4,884	6,459
Total accrued expenses	$50,306	$39,660
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $18.7 million and $20.3 million at September 30, 2018 and December 31, 2017, respectively, consist primarily of the portion of deferred rent in excess of twelve months.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

8. Income Taxes

On December 22, 2017, the Act was signed into legislation. The Act became effective January 1, 2018 and reduced the federal corporate tax rate from 35% to 21%.

In March 2018, the FASB issued ASU 2018-05, Income Taxes, which provides guidance on accounting for the tax effects of SAB 118, as discussed in Note 2. SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017 to complete the accounting under the Act. As of September 30, 2018, the Company has not adjusted the provisional estimate of $8.9 million recorded as a decrease to the net deferred tax liability at December 31, 2017. The Company considers the deferred tax re-measurements, and other items to be reasonable estimates, but provisional, due to the forthcoming guidance and its ongoing analysis of final year-end data and tax provisions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The following table shows the Company's effective income tax rate for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) before provision for income taxes	$12,501	$2,618	$28,609	$(2,022)
Income tax (expense) benefit	$(3,118)	$(226)	$(6,821)	$1,297
Effective tax rate	24.9%	8.6%	23.8%	(64.1)%

The difference in the Company's effective tax rate for the three and nine months ended September 30, 2018 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; an increase in non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

The difference in the Company's effective tax rate for the three months ended September 30, 2017 from the company's federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017, the net tax deficiencies related to share-based payment awards recognized as income tax expense in accordance with ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting and lower income before taxes during the quarter, while the difference in the Company's effective tax rate for the nine months ended September 30, 2017 was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017, the net tax deficiencies related to share-based payment awards and the effect of the 2017 year to date pre-tax loss.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

9. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$9,383	$2,392	$21,788	$(726)
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	27,779,990	27,486,098	27,571,122	27,885,839
Effect of dilutive securities:
Employee stock awards	428,977	135,806	364,492	—
Denominator for dilutive earnings (loss) per common share	28,208,967	27,621,904	27,935,614	27,885,839
Basic earnings (loss) per common share	$0.34	$0.09	$0.79	$(0.03)
Diluted earnings (loss) per common share	$0.33	$0.09	$0.78	$(0.03)

For the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018, there were no employee stock options and no unvested restricted stock and performance and market-based shares excluded from the calculation of diluted earnings per common share. For the nine months ended September 30, 2017, 266,347 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the period.

As of September 30, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017.

10. Stock-Based Compensation Plans

The Company recorded $2.4 million and $7.1 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, the Company recorded $2.0 million and $7.1 million in total stock-based compensation expense with corresponding income tax benefits of $0.8 million and $2.7 million, respectively.

During each of the nine months ended September 30, 2018 and 2017, the Company did not grant any stock options.

The Company granted 247,612 and 294,820 shares of restricted stock to various employees during the nine months ended September 30, 2018 and 2017, respectively.

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. The Company granted 97,966 and 99,933 shares of performance and market-based stock during the nine months ended September 30, 2018 and 2017, respectively.

11. Contingencies

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of September 30, 2018.

12. Long-Term Debt

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

The Company is required to pay a commitment fee in respect to the unutilized commitments under the revolving credit facility. At September 30, 2018, the Company's commitment fee was calculated at a rate of 0.375%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.2 million for each of the three months ended September 30, 2018 and 2017, and $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company drew $12.0 million and $56.0 million on the ABL Facility during the nine months ended September 30, 2018 and 2017, respectively, all of which was repaid as of September 30, 2018 and 2017. No amounts were outstanding on the ABL Facility as of September 30, 2018. The Company is in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. As of September 30, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at September 30, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at September 30, 2018 was $199.3 million.

The Company incurred issuance costs of $3.1 million in 2015 related to the ABL Facility. These issuance costs are being amortized to interest expense using straight-line amortization over the 5 year life of the ABL Facility. For each of the three and nine months ended September 30, 2018 and 2017, the Company recorded $0.2 million and $0.5 million of interest expense related to ABL Facility issuance costs, respectively. As there is no outstanding draw on the ABL Facility at September 30, 2018, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet.

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
Nine Months Ended September 30, 2018 and 2017

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

The Company's intent and policy will be to settle the $230 million principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings (loss) per common share, but any conversion premium that exists will be included in the calculation of diluted earnings (loss) per common share using the treasury stock method. As of September 30, 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings (loss) per common share for each of the three and nine months ended September 30, 2018 and 2017.

At issuance, the Company estimated the straight debt borrowing rates to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs discussed below are being amortized to interest expense under the effective interest method over the 5 year life of the Notes, using an effective interest rate of 6.33%.

The Company allocated the total issuance costs related to the Notes to liability and equity components based on their relative fair values. Issuance costs attributable to the liability component were recorded on the consolidated balance sheets as a contra-liability that reduces the carrying amount of the convertible note liability. This amount is being amortized to interest expense over the term of the Notes using the effective interest method and an effective interest rate of 6.33%. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.

As of September 30, 2018 and December 31, 2017, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	September 30, 2018	December 31, 2017
Convertible senior notes, principal amount	$230,000	$230,000
Unamortized debt discount	(11,064)	(15,930)
Unamortized debt issuance costs	(2,188)	(3,151)
Convertible senior notes, net	$216,748	$210,919

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2018 was $239.9 million. The fair value of the Notes was estimated based on the trading price of the Notes at September 30, 2018. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

For the three and nine months ended September 30, 2018 and 2017, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual coupon interest	$1,438	$1,438	$4,313	$4,313
Debt discount amortization	1,648	1,547	4,867	4,569
Debt issuance cost amortization	326	306	963	904
Interest expense, Notes	$3,411	$3,291	$10,142	$9,785
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from September 30, 2018 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2018	2019	2020
Senior convertible notes, including interest	$241,500	2,875	5,750	$232,875

13. Subsequent Events

On October 23, 2018, the Company entered into Amendment No. 2 to its Revolving Credit and Security Agreement (the "Second Amendment"), which amends the terms of its existing Revolving Credit and Security Agreement, dated as of June 1, 2015, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified prior to the Second Amendment, the "Existing Credit Agreement" and, as amended by the Second Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), with an extended maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. The Company's obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

Interest is payable at a rate per annum equal to, at the option of the Company, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate, plus 0.50%, (2) the base commercial lending rate of PNC Bank, National Association and (3) a daily LIBOR rate, plus 1.00%; or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin is 0.25% to 0.50% for borrowings at the base rate and 1.25% to 1.50% for borrowings at the LIBOR rate, in each case, based on the excess availability under the Amended ABL Facility.

The Company will be required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%.

The terms of the Amended ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels.

The issuance of letters of credit under the Amended ABL Facility reduces available borrowings.

The Company incurred issuance costs of approximately $0.7 million in 2018 related to the Amended ABL Facility. These issuance costs will be presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5 year life of the Amended ABL Facility, and the unamortized issuance costs will be presented as a deferred asset on the consolidated balance sheet.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands except per share data)	2018	2017	2018	2017
Consolidated statements of operations data:
Revenue	$644,821	$509,531	$1,856,723	$1,395,368
Transportation costs	533,601	422,830	1,538,791	1,152,556
Net revenue (1)	111,220	86,701	317,932	242,812
Operating expenses:
Commissions	33,162	26,452	95,730	73,571
Selling, general and administrative expenses	52,498	45,528	154,990	135,559
Contingent consideration expense	50	304	150	590
Depreciation and amortization	9,230	8,124	27,168	24,139
Total operating expenses	94,939	80,408	278,039	233,858
Income from operations	16,281	6,293	39,893	8,954
Interest income		21	—	21
Interest expense	(3,780)	(3,696)	(11,284)	(10,997)
Income (Loss) before provision for income taxes	12,501	2,618	28,609	(2,022)
Income tax (expense) benefit	(3,118)	(226)	(6,821)	1,297
Net income (loss)	$9,383	$2,392	$21,788	$(726)
Earnings (Loss) per common share:
Basic	$0.34	$0.09	$0.79	$(0.03)
Diluted	$0.33	$0.09	$0.78	$(0.03)
Shares used in per share calculations (in thousands):
Basic	27,780	27,486	27,571	27,886
Diluted	28,209	27,622	27,936	27,886
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands)	2018	2017	2018	2017
Revenue	$644,821	$509,531	$1,856,723	$1,395,368
Transportation costs	533,601	422,830	1,538,791	1,152,556
Net revenue	$111,220	$86,701	$317,932	$242,812

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $1.9 billion and $1.4 billion for the nine months ended September 30, 2018 and 2017, respectively, representing a period-over-period increase of 33.1%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the nine months ended September 30, 2018 and 2017, Transactional clients accounted for 79.0% and 79.2% of our revenue, respectively, and Managed Transportation clients accounted for 21.0% and 20.8% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the nine months ended September 30, 2018, TL accounted for 69.5% of our revenue, LTL accounted for 25.5% of our revenue and other transportation modes accounted for 5.0% of our revenue. For the nine months ended September 30, 2017, TL accounted for 67.5% of our revenue, LTL accounted for 27.2% of our revenue and other transportation modes accounted for 5.3% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to this season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base and changes in the market environment.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the nine months ended September 30, 2018 was $317.9 million, an increase of 30.9% from $242.8 million in the comparable period of 2017.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the nine months ended September 30, 2018 and 2017, our commission expense was $95.7 million and $73.6 million, respectively. Commission expense decreased to 30.1% of our net revenue as of September 30, 2018, as compared to 30.3% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation, acquisition-related transaction costs and other general and administrative expenses. For the nine months ended September 30, 2018 and 2017, our selling, general and administrative expenses were $155.0 million and $135.6 million, respectively. For the nine months ended September 30, 2018 and 2017, selling, general and administrative expenses as a percentage of net revenue were 48.7% and 55.8%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, we recorded a net expense of $0.2 million and $0.6 million, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the nine months ended September 30, 2018 and 2017, depreciation expense was $17.4 million and $13.4 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the nine months ended September 30, 2018 and 2017, amortization expense was $9.8 million and $10.7 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes") and our senior secured revolving credit facility in an initial aggregate principal amount of up to $200 million entered into in June 2015 (the "ABL Facility"). We amortize the debt discount and issuance costs related to the Notes over the five year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility over the five year life of the facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $11.3 million and $11.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Comparison of the three months ended September 30, 2018 and 2017

Revenue

Revenue for the three months ended September 30, 2018 was $644.8 million, an increase of 26.6% from $509.5 million in the comparable period of 2017. The increase in revenue was primarily attributable to an increase of 17.6% in revenue per shipment, along with an increase of 7.6% in volume.

Revenue from Transactional clients for the three months ended September 30, 2018 was $510.3 million, an increase of 27.2% from $401.2 million in the comparable period of 2017. The increase in Transactional revenue was driven by an increase in both TL and LTL volume and revenue per shipment. Revenue from Transactional clients was 79.1% of our revenue for the three months ended September 30, 2018, an increase from 78.7% of our revenue in the comparable period of 2017.

Revenue from Managed Transportation clients for the three months ended September 30, 2018 was $134.5 million, an increase of 24.1% from $108.4 million in the comparable period of 2017. The increase in Managed Transportation revenue was driven by an increase in both volume and revenue per shipment. Revenue from Managed Transportation clients was 20.9% of our revenue for the three months ended September 30, 2018, a decrease from 21.3% of revenue in the comparable period of 2017. This decrease in Managed Transportation revenue as a percent of total revenue was driven by the increases in Transactional revenue per shipment and volume.

Transportation costs

Transportation costs for the three months ended September 30, 2018 were $533.6 million, an increase of 26.2% from $422.8 million in the comparable period of 2017. The 7.6% growth in the total number of shipments and the 17.3% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue decreased to 82.8% for the three months ended September 30, 2018 from 83.0% in the comparable period of 2017, which is due to the increase in revenue per shipment.

Net revenue

Net revenue for the three months ended September 30, 2018 was $111.2 million, an increase of 28.3% from $86.7 million in the comparable period of 2017. The increase in net revenue was driven by the 17.6% increase in revenue per shipment and the 7.6% growth in the total number of shipments. Net revenue margins increased to 17.2% for the three months ended September 30, 2018, from 17.0% in the comparable period of 2017, due to an increase in TL margins.

Operating expenses

Commission expense for the three months ended September 30, 2018 was $33.2 million, an increase of 25.4% from $26.5 million in the comparable period of 2017, due to higher net revenue resulting from increased volume. For the three months ended September 30, 2018, commission expense was 29.8% of net revenue, compared to 30.5% in the comparable period of 2017. The decrease in commission expense as a percentage of net revenue for the three months ended September 30, 2018 was due to the fluctuations in the composition of our net revenue by sales channel type.

Selling, general and administrative expenses for three months ended September 30, 2018 were $52.5 million, an increase of 15.3% from $45.5 million in the comparable period in 2017, due to an increased investment in technology, the growth of our sales force and operating personnel, and acquisition-related transaction costs. As a percentage of net revenue, selling, general and administrative expenses decreased to 47.2% for the three months ended September 30, 2018, from 52.5% in the comparable period of 2017. The decrease in selling, general and administrative expenses as a percent of net revenue is driven by the increase in net revenue.

The contingent consideration fair value adjustment resulted in expense of $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. The expense for both 2018 and 2017 was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of September 30, 2018.

Depreciation expense for the three months ended September 30, 2018 was $6.0 million, an increase of 30.5% from $4.6 million in the comparable period of 2017. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for the three months ended September 30, 2018 was $3.3 million, a decrease of 8.0% from $3.6 million in the comparable period of 2017. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships, along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the three months ended September 30, 2018 was $16.3 million, compared to $6.3 million in the comparable period of 2017. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $3.8 million for the three months ended September 30, 2018, an increase from $3.7 million in the comparable period of 2017. The interest expense in both years primarily relates to our Notes and the ABL Facility.

Income tax expense

We recognized income tax expense of $3.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate for the three months ended September 30, 2018 was 24.9%, compared to an effective tax rate of 8.6% in the comparable period of 2017. The difference in our effective tax rate for the three months ended September 30, 2018 from the statutory federal tax rate of 21% was primarily due to state taxes and non-deductible expenses, primarily stock-based compensation. The difference in our effective tax rate for the the three months ended September 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017 and net tax deficiencies related to share-based payment awards.

Net income

Net income for the three months ended September 30, 2018 was $9.4 million, compared to $2.4 million in the comparable period of 2017, due to the items previously discussed.

Comparison of the nine months ended September 30, 2018 and 2017

Revenue

Revenue for the nine months ended September 30, 2018 was $1.9 billion, an increase of 33.1% from $1.4 billion in the comparable period of 2017. The increase in revenue was primarily attributable to an increase of 21.8% in revenue per shipment, along with a 9.2% increase in volume.

Revenue from Transactional clients for the nine months ended September 30, 2018 was $1.5 billion, an increase of 32.6% from $1.1 billion in the comparable period of 2017. The increase in Transactional revenue was driven by an increase in both TL and LTL revenue per shipment. Revenue from Transactional clients was 79.0% of our revenue for the nine months ended September 30, 2018, a decrease from 79.2% of our revenue in the comparable period of 2017. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients for the nine months ended September 30, 2018 was $390.5 million, an increase of 34.7% from $289.8 million in the comparable period of 2017. Revenue from Managed Transportation clients was 21.0% of our revenue for the nine months ended September 30, 2018, an increase from 20.8% of revenue in the comparable period of 2017. This increase was driven by the increase in revenue from existing clients, along with the addition of new clients.

Transportation costs

Transportation costs for the nine months ended September 30, 2018 were $1.5 billion, an increase of 33.5% from $1.2 billion in the comparable period of 2017. The 9.2% growth in the total number of shipments and the 22.2% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.9% for the nine months ended September 30, 2018 from 82.6% in the comparable period of 2017, primarily due to higher carrier rates.

Net revenue

Net revenue for the nine months ended September 30, 2018 was $317.9 million, an increase of 30.9% from $242.8 million in the comparable period of 2017. The increase in net revenue was driven by the 21.8% increase in revenue per shipment and the 9.2% growth in volume. Net revenue margins decreased to 17.1% for the nine months ended September 30, 2018, from 17.4% in the comparable period of 2017. The decline in margin was due to the 22.2% increase in carrier rates, along with higher growth in our Managed Transportation business.

Operating expenses

Commission expense for the nine months ended September 30, 2018 was $95.7 million, an increase of 30.1% from $73.6 million in the comparable period of 2017, due to higher volume and revenue per shipment. For the nine months ended September 30, 2018 and 2017, commission expense was 30.1% and 30.3%, respectively, of net revenue. The slight decrease in commission expense as a percentage of net revenue for the nine months ended September 30, 2018 was due to the fluctuations in the composition of our net revenue by sales channel type.

Selling, general and administrative expenses for nine months ended September 30, 2018 were $155.0 million, an increase of 14.3% from $135.6 million in the comparable period in 2017, due to an increased investment in technology, the growth of our sales force and operating personnel, and acquisition-related transaction costs. As a percentage of net revenue, selling, general and administrative expenses decreased to 48.7% for the nine months ended September 30, 2018, from 55.8% in the comparable period of 2017. The decrease in selling, general and administrative expenses as a percent of net revenue is driven by the increase in net revenue.

The contingent consideration fair value adjustment resulted in net expense of $0.2 million and $0.6 million for nine months ended September 30, 2018 and 2017, respectively. The net expense for 2018 was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The net expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previous acquisition owners, time value of money and the satisfaction of applicable employee retention criteria. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of September 30, 2018.

Depreciation expense for the nine months ended September 30, 2018 was $17.4 million, an increase of 29.7% from $13.4 million in the comparable period of 2017. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for the nine months ended September 30, 2018 was $9.8 million, a decrease of 8.9% from $10.7 million in the comparable period of 2017. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships, along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the nine months ended September 30, 2018 was $39.9 million, compared to $9.0 million in the comparable period of 2017. The increase in income from operations was primarily due to higher net revenue.

Interest expense

Interest expense was $11.3 million for the nine months ended September 30, 2018, an increase from $11.0 million of interest expense in the comparable period of 2017. The interest expense in both periods primarily relates to our Notes and the ABL Facility.

Income tax (expense) benefit

We recognized income tax expense of $6.8 million and income tax benefit of $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate for the nine months ended September 30, 2018 was 23.8%, compared to an effective tax rate of (64.1)% in the comparable period of 2017. The difference in our effective tax rate for the nine months ended September 30, 2018 from the statutory federal tax rate of 21% was primarily due to state taxes and an increase in non-deductible expenses, primarily stock-based compensation, offset in part by the impact of certain tax credits. The difference in our effective tax rate for the nine months ended September 30, 2017 from the Company's statutory federal tax rate of 35% was primarily due to a domestic production tax deduction for the 2013 tax year recorded in the third quarter of 2017, the net tax deficiencies related to share-based payment awards, and the effect of the 2017 year to date pre-tax loss.

Net income (loss)

Net income for the nine months ended September 30, 2018 was $21.8 million, compared to a net loss of $0.7 million in the comparable period of 2017, due to the items previously discussed.

Liquidity and Capital Resources

As of September 30, 2018, we had $60.5 million in cash and cash equivalents, $154.3 million in working capital and $199.3 million available under our ABL Facility.

Cash provided by operating activities

During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $63.0 million and $41.2 million, respectively. We generated $65.1 million and $38.7 million in cash from net income (adjusted for noncash operating items) for the nine months ended September 30, 2018 and 2017, respectively. This cash flow generation was offset by $2.1 million in the current year and increased by $2.6 million in the same period of 2017, due to changes in working capital. These fluctuations in working capital were primarily driven by the timing of payments made and received each year.

Cash used in investing activities

During the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $27.2 million and $14.7 million, respectively. During the nine months ended September 30, 2018, the primary investing activities were the internal development of computer software; purchases of property and equipment, leasehold improvements, and investments; and the acquisition of Freight Management Plus, Inc. ("Freight Management," or "FMP"). During the nine months ended September 30, 2017, the primary investing activities were the purchases of property and equipment, leasehold improvements and the internal development of computer software.

Cash provided by (used in) financing activities

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $1.2 million, net cash used in financing activities was $21.9 million, respectively. During the nine months ended September 30, 2018, the primary financing activities were the payment of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards, offset by the proceeds from the exercise of stock options. During the nine months ended September 30, 2017, the primary financing activities were the purchases of treasury stock, payments and receipt of contingent consideration and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $12.0 million and $56.0 million on our ABL Facility during the nine months ended September 30, 2018 and 2017, respectively, all of which was repaid as of September 30, 2018 and 2017.

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

At September 30, 2018, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At September 30, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at September 30, 2018, as determined by the working capital assets pledged as collateral, was $200.0 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at September 30, 2018 was $199.3 million.

On October 23, 2018, we amended the terms of the Credit Agreement with PNC Bank (the "Amended Credit Agreement"), as further described in Note 13 to the consolidated financial statements.

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

In 2018, we also expect to use $2.9 million to satisfy the semi-annual Notes coupon payment due November 1, 2018, as well as $4 million to $7 million for capital expenditures for the remainder of 2018. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Changes in Critical Accounting Policies

We adopted Accounting Standards Codification Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes to our revenue recognition policy under the new standard are discussed in Note 4, Revenue, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the nine months ended September 30, 2018 and 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

As partial consideration for the acquisition of FMP, on July 6, 2018, we issued 25,223 shares of common stock, valued at $29.10 per share, for an aggregate value of $0.7 million (the "Equity Consideration"). See Note 3 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. The Equity Consideration was issued in a private placement subject to exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2018, no other unregistered securities were sold by us.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2018.

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
7/1/18-7/31/18	—	$—	—	$30,181,701
8/1/18-8/31/18	1,107	$32.25	—	$30,181,701
9/1/18-9/30/18	1,326	$34.65	—	$30,181,701
Total	2,433	$33.56	—

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

ECHO GLOBAL LOGISTICS, INC.

Date:	October 25, 2018		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	October 25, 2018		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer