Form 10-K
period 2018-12-31
Echo Global Logistics, Inc.
filed 2019-02-22
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recent completed second quarter, was $791,593,598 (based upon closing price of these shares on the Nasdaq Global Select Market).

The number of shares of the registrant's common stock outstanding as of the close of business on February 21, 2019 was 27,818,143.
Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

Part I

Item 1.    Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K ("Form 10-K") to "Echo Global Logistics," "Echo," the "Company," "we," "us" or "our" are to Echo Global Logistics, Inc., a Delaware corporation, and its subsidiaries.
Certain statements in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in Part I, Item 1 "Business," Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Company

Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. Our platform enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation with truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services include carrier selection, dispatch, load management and tracking.

The success of our platform and its ability to deliver a competitive value proposition to shippers (our clients) has been the main driver behind our historical growth and we believe will serve as the basis for our continued expansion. Our market share has grown within this market segment in recent years, primarily through organic growth with the addition of new customers, the expansion of relationships with existing customers, the addition of new services, and the development of a training program that enables better client service and the hiring of additional salespeople. We also have supplemented our organic growth through selective acquisitions.

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

Transactional Clients

We service Transactional clients on a shipment-by-shipment basis. Transactional clients benefit from access to our capacity, our advanced technology, service quality and competitive pricing. Our sales representatives' objective is to expand client relationships by increasing the shipper's percentage of total freight spend directed to Echo. Transactional clients benefit from access to our advanced technology, service quality and competitive pricing.

Our revenue from Transactional clients was $1.9 billion in 2018, $1.5 billion in 2017 and $1.4 billion in 2016. Revenue from Transactional clients as a percentage of total revenue was 78.5%, 79.2% and 81.3%, in 2018, 2017 and 2016, respectively.

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
Dedicated account executives, together with account management and technology staff from our Solutions and Implementation teams, initiate the on-boarding process for each new Managed Transportation client. These teams review the client's existing business processes, develop a preliminary freight management plan and target a percentage cost savings achievable for the client over the life of the contract. The Implementation team then develops an implementation plan that links the client's back office processes to our proprietary technology platform.
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
Our revenue from Managed Transportation clients was $524.1 million in 2018, $404.3 million in 2017 and $320.3 million in 2016. Revenue from Managed Transportation clients as a percentage of total revenue was 21.5%, 20.8% and 18.7% in 2018, 2017 and 2016, respectively.
Our Proprietary Technology
Our proprietary technology platform ("Optimizer") is fundamental to our operating system and solutions offering. We run our business on a technology platform engineered and built from the ground up and believe its proprietary nature differentiates us from our competition in a number of critical ways. All participants in each transaction (clients, carriers and Echo employees) are unified on a single platform through access portals customized to each participant's needs. We believe such integration yields critical synergies throughout our organization as well as with our clients and carriers. Equally important, internal integration ensures speed and accuracy of data capture, information exchange, shipment execution and back-end reporting capabilities.
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities and integrate with new technology partners. We branded our next generation architecture (“EchoAccelerator”) to focus on driving development, automation and speed to market through all of the processes that we manage across modes. The four key areas of emphasis are: 1) quoting and pricing; 2) carrier selection, load-matching, and booking; 3) in-transit visibility, monitoring, and notifications; and 4) settlement. We believe the agility of EchoAccelerator is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. In 2018, 2017 and 2016, we spent approximately $18.2 million, $19.0 million and $14.6 million, respectively, on the development of Optimizer, EchoAccelerator, and related technologies.
Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our integration layer (“EchoConnect”) enables us to connect to thousands of shippers and carriers via Application Programming Interface ("API") and Electronic Data Interchange ("EDI"). Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that particular mode on an enterprise-wide basis.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our web portals, ("EchoShip") and ("EchoTrak"), by API/EDI integration via EchoConnect or by email/phone. Our system generates price and carrier options for our clients based on either rates pre-negotiated with preferred carriers or historical price and capacity data stored in our system. If a client enters its own shipment through EchoShip or EchoTrak, these interfaces automatically alert the appropriate account executive. Once the carrier is selected, the client's account executive uses our system to manage all aspects of the shipping process through the life-cycle of the shipment. Our clients use Optimizer's "track and trace" tools to monitor shipment status through both EchoShip and EchoTrak.
In order to streamline communication and electronic tracking during the lifecycle of a load, we launched our carrier portal and mobile app (“EchoDrive”), which provides carriers with more flexibility, transparency and control. With EchoDrive, drivers receive fewer update phone calls, and dispatchers have a more efficient way to manage their drivers.
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

•
Less than Truckload.     We maintain relationships with, and utilize the vast majority of, LTL carriers in the market. Using our innovative RateIQ 2.0, EchoShip and EchoTrak technology, we obtain real-time price and transit time information for every LTL shipment we broker.

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

Logistics Services Offerings
Many clients, often in our Managed Transportation group, prefer a comprehensive and customized freight management solution that maximizes system-wide efficiencies as well as cost savings. In these instances, clients outsource their freight management needs to us, and we develop a plan involving a wide range of multi-modal brokerage and transportation management services that often includes the redesign and reengineering of distribution networks that connect a client to its suppliers and customers.
Transportation management and logistics services that we provide to such clients can include:

•	Rate negotiation;

•	Procurement of transportation, both contractually and in the spot market;

•	Shipment execution and tracking;

•	Carrier management, selection, reporting and compliance;

•	Executive dashboard presentations and detailed shipment reports;

•	Freight bill payment and audit;

•	Claims processing and service refund management;

•	Design and management of inbound client freight programs;

•	Individually configured web portals and self-service data warehouses;

•	Enterprise resource planning ("ERP") integration with transactional shipment data;

•	Integration of shipping applications into client e-commerce sites; and

•	Back-end reports customized to the internal reporting needs of the client's business.
Our Employees
As of December 31, 2018, Echo had 2,595 employees, of which 1,716 were sales representatives and agents.
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
Our Carrier Network
In 2018, we continued to enhance our vast carrier network of motor, rail, air and ocean freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Since we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
We believe we provide value to our carriers through our proprietary technology (EchoDrive), which gives our carriers the flexibility to simplify load management, manage drivers and review invoice status. Our carriers benefit by gaining access to our clients and our carrier communication tools, which allow us to match our clients’ freight with our carriers' excess capacity.

We maintain the quality of our carrier network by obtaining documentation from each carrier that ensures the carrier is properly licensed and insured, and satisfies our safety requirements. Additionally, we continuously monitor data from our network on capacity, price trends, reliability, quality control standards and overall client service. We believe this quality control program helps to ensure shippers are provided the highest quality service, regardless of the specific carrier selected for an individual shipment.
The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one or a limited number of carriers. Our largest carrier accounted for less than 5% of our total 2018 transportation costs.
Competition
We operate in the highly competitive and fragmented market for commercial freight transportation and third-party logistics services. Primary competitors to our services include other national non-asset based third-party logistics companies, as well as regional or niche freight brokerages, asset-based carriers offering brokerage and/or logistics services, wholesale intermodal transportation service providers and rail carriers. In addition, we may from time to time compete against carriers' internal sales forces or shippers' internal transportation departments. We also buy transportation services from, and sell services to, some of the companies with which we compete.
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
Our clients may choose not to outsource their transportation business to us in the future by performing formerly outsourced services for themselves, either in-house or through external partnerships or other arrangements. We believe our key advantage over clients' in-house operations is our ability to simplify the transportation process by delivering volume-based pricing and service superior to what our clients can secure independent of Echo. In short, we provide our clients the opportunity to focus on their core operations by providing our transportation buying power and expertise.
Government Regulation
We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. Subject to applicable federal and state regulation, we arrange for the transportation of most types of freight to and from any point in the United States. We arrange transportation for United States domestic shipments by land that are mostly governed by federal regulation, such as the Federal Motor Carrier Safety Administration (the “FMCSA”), which is an agency of the Department of Transportation; some shipments are also regulated by various state agencies. The FMCSA has broad regulatory powers in areas such as safety and insurance relating to interstate motor-carrier and property broker operations. The transportation industry is generally subject to possible changes in the governing law (such as the possibility of more stringent environmental or safety regulations, or limits on vehicle weight and size) that could impact the economics of the industry.
Our international operations are impacted by a wide variety of United States regulations from various government agencies, along with foreign regulatory authorities. Regulations set by these departments may cover matters such as the type of commodities that may be shipped and how certain commodities may be shipped. These departments also issue regulations regarding unfair international trade practices and limitations on entities with which we may engage in business.
We contract with indirect air carriers who have been approved by the Transportation Security Administration (the “TSA”) and the Department of Transportation to arrange for transportation by air for our clients. The air freight industry is generally subject to regulatory and legislative changes that could affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.
Our ocean transportation business in the United States is subject to regulation by the Federal Maritime Commission (the “FMC”). We are not licensed as an ocean freight forwarder or a non-vessel operating common carrier operator. However, we do engage in business with entities who are licensed in ocean transportation so that we may arrange for transportation by sea for our clients.
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
Risk Management and Insurance

If a client's shipment is damaged during the delivery process, our customer may file a claim for the damaged shipment with us, which we will pursue directly with the carrier on our client's behalf. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we may pay the claim to our client while we independently pursue reimbursement from the carrier. If we are unable to recover all or any portion of the claim amount from our carrier, or our carrier's insurance, we may bear the financial loss of such claim. We mitigate this risk by using our quality control program to carefully select carriers with adequate insurance, quality control procedures and safety ratings. We also take steps to ensure that the coverage we provide to our clients for damaged shipments is substantially similar to the coverage that our carriers provide.

 We require all motor carriers we work with to carry at least $1 million in automobile liability insurance and $0.1 million in cargo insurance. We also maintain a broad cargo liability insurance policy to protect us against cargo damages that may not be recovered from the responsible motor-carrier. We carry various liability insurance policies, including automobile and general liability. Our contingent automobile liability coverage has a retention of $10 million per incident.

We extend credit to certain clients as part of our business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. Our accounting department reviews each credit request and considers, among other factors, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that satisfy our credit review may receive a line of credit or an increase in their existing credit amount. We believe this review and approval process helps mitigate the risk of client defaults on extensions of credit and any related bad debt expense. Additionally, the Company maintains a credit insurance policy for certain accounts.

Our Website

Our website is http://www.echo.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the "SEC"). We make these reports available through our website as soon as reasonably practical after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained on our website is not a part of this Form 10-K and shall not be deemed incorporated by reference into this Form 10-K or any other public filing made by us with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Forward-Looking Statements" on page three of this Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.
Risks Related to Our Business
We operate in a highly competitive industry, and if we are unable to address competitive pressures and developments that may adversely affect our operating results, it could substantially impair our business.
The transportation services industry is highly competitive. We compete against other national non-asset based third-party logistics companies, as well as regional or niche freight brokerages, asset-based carriers offering brokerage and/or logistics services, wholesale intermodal transportation service providers and rail carriers. In addition, we may from time to time compete against carriers' internal sales forces or clients' internal transportation departments. At times, we buy transportation services from, and sell services to, our competitors. Historically, competition has created a downward pressure on freight rates and continuation of this rate pressure may adversely affect our revenue and income from operations.

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
In 2018, we continued to enhance our sizable carrier network of motor, rail, air and ocean freight transportation providers. We expect to continue to rely on these carriers to fulfill our clients' shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity tightens or the transportation industry experiences further consolidation among carriers, our ability to serve our clients on competitive terms could be significantly limited. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may be unable to obtain sufficient pricing information to effectively utilize Optimizer, which could affect our ability to obtain favorable pricing for our clients.
If our carriers do not meet our transportation, or information reporting, needs or expectations, or those of our clients, our business could suffer.
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
Carriers may charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Increased market demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing. Net revenue is a non-GAAP measure calculated as revenue minus transportation costs.
Changes in fuel prices may change carrier prices, and volatility in fuel prices may make it more difficult to pass through increased costs to our clients, which may impair our operating results.
Fuel prices can be volatile and difficult to predict. Fuel prices have fluctuated significantly over the last five years. Our clients expect fuel savings to be passed along through lower prices. If carriers do not lower their prices to reflect declines in fuel costs, this could negatively impact our shipment volume, as our clients could seek other shipping options. This decrease in volume would negatively impact our gross profits and income from operations.
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
Our obligation to pay our carriers is not contingent upon receipt of payment from our clients, and we extend credit to certain clients as part of our business model, which exposes us to additional credit risk.
In most cases, we take full risk of credit loss for the transportation services we procure from carriers. Our obligation to pay our carriers is not contingent upon receipt of payment from our clients. If any of our key clients fail to pay for our services, our profitability would be negatively impacted.
We extend credit to certain clients in the ordinary course of business as part of our business model. By extending credit, we increase our exposure to uncollected receivables. A deterioration in the global or domestic economy could drive an increase in business failures, downsizing and delinquencies, which could cause an increase in our credit risk. If we fail to monitor and manage effectively our credit risks, our immediate and long-term liquidity may be adversely affected.
We are reliant on technology to operate our business and our continued success is dependent on our systems continuing to provide the necessary support to service our clients effectively.
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
The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our Internet access, computer equipment, software applications, database storage facilities and other office equipment, which are primarily located in our Chicago headquarters. Our operations and those of our carriers and clients are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, hackers, cyber-attacks, equipment failure, physical break-ins and other events beyond our control, including disasters affecting Chicago. We attempt to mitigate these risks through various means, including system backup and security measures, but our precautions will not protect against all potential problems. We maintain fully redundant off-site backup facilities for our Internet access, computer equipment, software applications, database storage and network equipment, but these facilities could be subject to the same interruptions that could affect our headquarters. If we suffer a database or network facility outage, our business could experience disruption, possibly resulting in reduced revenue and the loss of clients.
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
We have not registered any patents, and only a limited number of trademarks with respect to our proprietary technology to date, and our inability to protect our intellectual property rights may impair our competitive position.
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring all of our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We currently have ten registered trademarks to protect our brands and certain of our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights, imitating or duplicating our technology, services or methodologies, including Optimizer, or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, Optimizer incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
We may not be able to identify suitable acquisition candidates, effectively integrate acquired businesses or achieve expected profitability from acquisitions.
Part of our growth strategy is to increase our revenue and the market regions that we serve through the acquisition of complementary businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are acquired, they may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.
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
Our Transactional clients, which accounted for 78.5% and 79.2% of our revenue in 2018 and 2017, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract, the client can terminate the relationship. Managed Transportation contracts accounting for 6.1% and 7.7% of our total 2018 revenue are scheduled to expire (subject to possible renewal) in 2019 and 2020, respectively.
The volume and type of services we provide each client may vary from year to year and could be reduced if the client were to change its outsourcing or shipping strategy. Our Managed Transportation clients generally are not obligated to spend any particular amount with us, although our Managed Transportation contracts are typically exclusive with respect to point of origin or one or more modes of transportation, meaning that the client is obligated to use us if it ships from the point of origin or uses those modes. These contractual exclusivity provisions help ensure, but do not guarantee, we receive a significant portion of the amount that our Managed Transportation clients spend on transportation in the applicable mode or modes or from the applicable point of origin. In our experience, compliance with such exclusivity provisions varies from client to client and over time. Our clients' failure to comply with these exclusivity provisions may adversely affect our revenue.
If a significant number of our Transactional or Managed Transportation clients elect to terminate or not renew their engagements with us, or if the shipping volume of a significant number of our clients decreases, our business, operating results and financial condition could suffer. If we are unable to renew our Managed Transportation contracts at favorable rates, our revenue may decline.
We have extensive selling and implementation cycles to secure a new Managed Transportation contract, which require significant investments of resources by us and by our clients.
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
Economic recessions could have a significant, adverse impact on our business.
The transportation and supply chain industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of industry clients, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:

•
Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market by overall economic conditions. In addition, if a downturn in our clients’ business cycles causes a reduction in the volume of freight they ship, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

•
Credit risk and working capital: Some of our clients may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some clients may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•
Transportation carrier failures: A significant number of our transportation carriers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our clients.

•
Expense management: We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

Our industry is subject to seasonal sales fluctuations. If our business experiences unusual or otherwise unanticipated seasonality, it could have an adverse effect on our operating results and financial condition.
Our industry is subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. If we were to experience lower than expected revenue during any such period, whether from a general decline in economic conditions or other factors beyond our control, our expenses may not be sufficiently offset, which would have a disproportionately adverse impact on our operating results and financial condition for that period.
Our ability to appropriately staff and retain sales representatives and agents is important to our business, and the cost of enforcing non-compete agreements with former employees may be substantial.
Our ability to expand our business will depend, in part, on our ability to attract additional sales representatives and agents with established client relationships. Competition for qualified and successful sales representatives and agents can be intense, and we may be unable to hire such persons. Any difficulties we experience in expanding the number of our sales representatives and agents could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.
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
We are subject to loss, accident and other liability claims arising from our transportation operations.
We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents, or goods carried by these drivers are lost or damaged and the carriers may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees of, or independent contractors working for, carriers, or are owner-operators, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. If a shipment is lost or damaged during the delivery process, a client may file a claim for the damaged shipment with us and we may bear the risk of recovering the claim amount from the carrier. If we are unable to recover all or any portion of the claim amount from the carrier, or the carrier's insurance, and to the extent each claim exceeds the amount which may be recovered from our own insurance, we will bear the financial loss. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could adversely affect our operating results. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability.
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
Laws and regulations in the U.S. and abroad that apply to us, our clients or our vendors may expose us to liability, cause us to incur significant expense, affect our ability to compete in certain markets, or limit the profitability of or demand for our solutions and services. If these laws and regulations require us to change our solutions and services, it could adversely affect our business and results of operations. New legislation or regulations, or changes to existing laws and regulations, may also negatively impact our business and increase our costs of doing business.

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
We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to criminal, terrorist and potential terrorist activities. No assurances can be given that we will be able to pass any or all of these increased costs on to our clients in the form of rate increases or surcharges.
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
The comprehensive U.S. tax reform bill that was enacted in 2017 could adversely affect our financial performance.

In December 2017, the Tax Cuts and Jobs Act (the "Act" or "TCJA") was signed into law and significantly revised the Internal Revenue Code of 1986, as amended. This legislation, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21% beginning in 2018, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, we are continuing to examine the long-term impact of the Act. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the Act. It is anticipated that final regulations or other guidance may be issued with respect to the Act in 2019 and subsequent years. We can provide no assurances that the final regulations will not adversely affect our financial performance. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react to the new tax law by adopting tax legislation or taking other actions that could adversely affect our business.
Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Advances under our senior secured revolving credit facility entered into in June 2015 (the "ABL Facility") generally bear interest based on one of the following, at our election, plus an applicable margin (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, the interest rates under our ABL Facility will be based on the federal funds rate or the PNC Bank base rate, which may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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
Since our initial public offering in October 2009 through February 21, 2019, the closing sale price of our common stock as reported by the Nasdaq Global Select Market has ranged from a low of $10.04 on November 11, 2010 to a high of $36.65 on September 10, 2018.

Certain factors may cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies with which we compete or which are perceived to be similar to us;

•	changes in market valuations of similar companies;

•	success of competitors' products or services;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us;

•	changes in general economic, industry and market conditions; and

•	the impact of our common stock and convertible note repurchase programs.
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
The degree to which our clients continue to use our services depends in part on the business activities of our clients and our ability to continue to meet their cost saving and efficiency needs. A significant percentage of our revenue is subject to the discretion of our Transactional clients, who may stop using our services at any time. In addition, the transportation industry in which we operate is subject to seasonal sales fluctuation, as shipments generally are lower during and after the winter holiday season because many of our retail clients ship goods and stock inventories prior to the winter holiday season. Therefore, the number, size and profitability to us of our clients' shipments may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in future quarters, which could lead to a significant decline in the market price of our stock and increased volatility in our stock price.
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

Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of our Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain sufficient financing to fund required repurchases of Notes surrendered therefor or to pay cash for the Notes upon conversion. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the related indenture or to pay any cash payable on future conversions of the Notes as required by the related indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to takeover the Company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would trigger options by the respective holders of the applicable Notes to require us to repurchase such Notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to our stockholders.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2018, we leased approximately 225,000 square feet for our corporate headquarters. Up until December 2016, we also leased space in Skokie, Illinois, the former headquarters of Command Transportation, LLC ("Command"), totaling approximately 25,000 square feet. The lease of the former Command headquarters in Skokie terminated on December 20, 2016.

As of December 31, 2018, we also operated over 30 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet. See Note 11 to the accompanying consolidated financial statements for information regarding our obligations under leases.

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
Holders
As of February 21, 2019, there were five individual holders of record of our common stock. Holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2018.

Date	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/18-10/31/18	21,752	$26.28	19,283	$21,896,477
11/1/18-11/30/18	147,361	$25.36	147,361	$56,598,115
12/1/18-12/31/18	261,131	$21.67	253,946	$33,063,360
Total	430,244	$23.17	420,590

(1)
On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50.0 million of capacity and extend the expiration date to October 31, 2020. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	46,589	$12.42	1,353,187	(2)
Equity compensation plans not approved by security holders(3)	—	$—	—
Total	46,589	12.42	1,353,187

(1)	Includes our 2005 Stock Option Plan, which was merged with our Amended and Restated 2008 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our Amended and Restated 2008 Stock Incentive Plan.
(3) In connection with the Command acquisition, on June 1, 2015, the Company adopted the 2015 Inducement and Retention Stock Plan for Command Employees pursuant to NASDAQ Stock Market Listing Rule 5635(c)(4), which provides an exception to the NASDAQ shareholder approval requirements for the issuance of securities with regard to grants to prospective employees of the Company, including without limitation grants to prospective employees in connection with a merger or other acquisition (the "Inducement Plan"). As of December 31, 2018, 2017 and 2016, there were no securities available for future issuance under the Inducement Plan.

Item 6.    Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

	Year ended December 31,
	2018	2017(1)	2016	2015	2014
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,439,701	$1,943,086	$1,716,152	$1,512,299	$1,173,383
Transportation costs	2,019,337	1,604,046	1,397,578	1,222,035	965,165
Net revenue (2)	420,363	339,041	318,574	290,264	208,218
Operating expenses:
Commissions	126,822	103,088	95,631	85,957	57,678
Selling, general and administrative expenses	202,928	183,149	175,302	157,056	106,974
Contingent consideration expense (benefit)	410	991	(108)	201	2,160
Depreciation and amortization	36,638	32,728	32,138	24,143	13,876
Total operating expenses	366,798	319,955	302,963	267,357	180,688
Income from operations	53,566	19,085	15,611	22,907	27,530
Interest expense	(15,546)	(14,768)	(14,227)	(11,276)	(106)
Interest income and other expense	0	32	—	(103)	(144)
Income before provision for income taxes	38,020	4,350	1,384	11,528	27,280
Income tax (expense) benefit	(9,296)	8,273	206	(3,682)	(10,492)
Net income	28,723	12,623	1,590	7,846	16,788

Net income applicable to common stockholders	$28,723	$12,623	$1,590	$7,846	$16,788
Earnings per common share:
Basic	$1.04	$0.46	$0.06	$0.29	$0.73
Diluted	$1.03	$0.45	$0.05	$0.28	$0.71
Shares used in per share calculations (in thousands):
Basic	27,598	27,715	28,715	27,473	23,044
Diluted	27,922	28,023	29,302	28,110	23,634
Note: Amounts may not foot due to rounding.
(1) 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act" or "TCJA").
(2) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. We believe net revenue information is useful to investors because it provides information about the financial performance of our ongoing business, and is one of the primary operational and financial measures used by management to evaluate our business. Net revenue may be different than similarly titled measures used by other companies, and is not intended to be considered in isolation or as a substitute for any measures presented in accordance with GAAP. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Revenue	$2,439,701	$1,943,086	$1,716,152	$1,512,299	$1,173,383
Transportation costs	2,019,337	1,604,046	1,397,578	1,222,035	965,165
Net revenue	$420,363	$339,041	$318,574	$290,264	$208,218
Note: Amounts may not foot due to rounding.

Employee Count

The number of employees on the last day of the applicable period were as follows:

	Year ended December 31,
	2018	2017	2016	2015	2014
Total employees	2,595	2,453	2,350	2,335	1,734

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$40,281	$23,515	$16,646	$56,522	$32,542
Working capital	126,825	113,973	100,360	123,432	58,421
Total assets	878,325	838,079	766,768	746,510	316,044
Total liabilities	488,394	479,207	408,618	351,260	134,170
Total stockholders' equity	$389,932	$358,872	$358,150	$395,250	$181,874

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

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories, Transactional and Managed Transportation. We provide brokerage and transportation management services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market, pricing. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients.

Results of Operations

The following table represents certain results of operations data:

	Year Ended December 31,
	2018	2017(1)	2016
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,439,701	$1,943,086	$1,716,152
Transportation costs	2,019,337	1,604,046	1,397,578
Net revenue(2)	420,363	339,041	318,574
Operating expenses:
Commissions	126,822	103,088	95,631
Selling, general and administrative expenses	202,928	183,149	175,302
Contingent consideration expense (benefit)	410	991	(108)
Depreciation and amortization	36,638	32,728	32,138
Total operating expenses	366,798	319,955	302,963
Income from operations	53,566	19,085	15,611
Interest expense	(15,546)	(14,768)	(14,227)
Interest income and other expense	0	32	—
Income before provision for income taxes	38,020	4,350	1,384
Income tax (expense) benefit	(9,296)	8,273	206
Net income	$28,723	$12,623	$1,590

Stated as a percentage of net revenue:
Net revenue(2)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	30.2%	30.4%	30.0%
Selling, general and administrative expenses	48.3%	54.0%	55.0%
Contingent consideration expense (benefit)	0.1%	0.3%	(0.0)%
Depreciation and amortization	8.7%	9.7%	10.1%
Total operating expenses	87.3%	94.4%	95.1%
Income from operations	12.7%	5.6%	4.9%

Earnings per common share:
Basic	$1.04	$0.46	$0.06
Diluted	$1.03	$0.45	$0.05
Shares used in per share calculations (in thousands):
Basic	27,598	27,715	28,715
Diluted	27,922	28,023	29,302
Note: Amounts may not foot due to rounding.
(1) 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act" or "TCJA").
(2) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Form 10-K, for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $2.4 billion, $1.9 billion and $1.7 billion for the years ended December 31, 2018, 2017 and 2016, respectively, reflecting growth rates of 25.6% and 13.2% in 2018 and 2017, respectively, compared to the corresponding prior year.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. In 2018, 2017 and 2016, Transactional clients accounted for 78.5%, 79.2% and 81.3% of our revenue, respectively, and Managed Transportation clients accounted for 21.5%, 20.8% and 18.7% of our revenue, respectively. We expect to continue to expand both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary shipment modes that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2018, TL accounted for 69.1% of our revenue, LTL accounted for 26.2% of our revenue and other transportation modes accounted for 4.7% of our revenue. In 2017, TL accounted for 68.1% of our revenue, LTL accounted for 26.8% of our revenue and other transportation modes accounted for 5.1% of our revenue. In 2016, TL accounted for 67.6% of our revenue, LTL accounted for 26.4% of our revenue and other transportation modes accounted for 6.0% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of brokerage and transportation management services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed-fee arrangements that represent an insignificant portion of our revenue. Net revenue is a non-GAAP measure equal to revenue minus transportation costs. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. In turn, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our expenses as a percentage of net revenue. In 2018, 2017 and 2016, our net revenue was $420.4 million, $339.0 million and $318.6 million, respectively, reflecting growth rates of 24.0% and 6.4% in 2018 and 2017, respectively, compared to the corresponding prior year.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2018, 2017 and 2016, commission expense was $126.8 million, $103.1 million and $95.6 million, respectively. In 2018, 2017 and 2016, commission expense as a percentage of net revenue was 30.2%, 30.4% and 30.0%, respectively. TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration relating to acquired businesses, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transaction costs, and other general and administrative expenses. In 2018, 2017 and 2016, our selling, general and administrative expenses were $202.9 million, $183.1 million and $175.3 million, respectively. In 2018, 2017 and 2016, selling, general and administrative expenses as a percentage of net revenue were 48.3%, 54.0% and 55.0%, respectively.

Our contingent consideration expense or benefit relates to acquired businesses and is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2018 and 2017, we recorded charges of $0.4 million and $1.0 million compared to a benefit of $0.1 million in 2016 due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. In 2018, 2017 and 2016, depreciation expense was $23.6 million, $18.5 million and $16.3 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. In 2018, 2017 and 2016, amortization expense was $13.0 million, $14.2 million and $15.8 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our convertible senior notes due 2020 issued in May 2015 (the "Notes"). As of December 31, 2018, we had an aggregate principal amount of $192.6 million of these 2.50% convertible senior notes. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes, and interest expense related to our ABL Facility. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5 year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $15.5 million, $14.8 million and $14.2 million for 2018, 2017 and 2016, respectively.
Critical Accounting Policies
Revenue Recognition
We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for services. We generate revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For our Transactional business, we provide brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. For the brokerage and transportation management services performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. We are the principal in these transactions and recognize revenue on a gross and relative transit time basis. We categorize a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for our Managed Transportation clients. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as we do not have latitude in carrier selection or establish rates with the carrier. We also perform project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.
Our 2017 and 2016 revenue was recognized in accordance with ASC Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs were recognized when the shipment was delivered by a third-party carrier. Fee for service revenue was recognized when the services were rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction was complete and collection of revenue was reasonably assured. In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, we generally recognized revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we undertook the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services were recorded at the net amount charged to the client due to the following key factors: (a) we did not have latitude in carrier selection; (b) we did not establish rates with the carrier; and (c) we had credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. We extend credit to certain clients in the ordinary course of business based on the clients' credit history. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the client. Client account balances with invoices past due 90 days are considered delinquent. We generally do not charge interest on past due amounts.
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
We manage the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2018, we performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC Topic 350. As part of the qualitative assessment, we compared our current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing macroeconomic conditions and industry trends. We concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. Customer relationships are being amortized using an accelerated method, while carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Refer to Note 8 to the consolidated financial statements included in this Form 10-K.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expenses in the consolidated statements of operations. For more information about our stock-based compensation programs, see Note 15 to the consolidated financial statements included in this Form 10-K.
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
On December 22, 2017, the Act was signed into legislation. The Act reduced the federal corporate tax rate from 35% to 21%, and imposed a one-time transition tax on certain foreign earnings, effective January 1, 2018. At December 31, 2017, we recorded a decrease in our net deferred tax liability of $8.9 million, with a corresponding net adjustment to deferred income tax benefit. No transition tax was recorded as we do not have any foreign subsidiaries. Our 2018 tax provision was recorded in accordance with the Act and the updated guidance within ASC 740, Income Taxes.

Comparison of years ended December 31, 2018 and 2017

Revenue

Revenue was $2.4 billion in 2018, an increase of 25.6% from $1.9 billion in 2017. The increase in revenue was attributable to a 15.9% increase in revenue per shipment driven by an increase in our carrier rates per shipment, along with an 8.4% increase in volume. Included in this increase was $9.7 million of revenue from the acquisition of Freight Management Plus, Inc. ("Freight Management," or "FMP").

Revenue from Transactional clients was $1.9 billion in 2018, an increase of 24.5% from $1.5 billion in 2017. The increase in Transactional revenue was driven by an increase in volume and an increase in revenue per shipment driven by an increase in our TL and LTL rates. Our percentage of revenue from Transactional clients was 78.5% in 2018, a decrease from 79.2% in 2017. The decrease in Transactional revenue as a percent of total revenue was driven by an increase in Managed Transportation volume.

Revenue from Managed Transportation clients was $524.1 million in 2018, an increase of 29.6% from $404.3 million in 2017. This increase was driven by an increase in revenue from existing clients, along with the addition of new clients. In 2018, 21.5% of our revenue was generated from Managed Transportation clients, an increase from 20.8% in 2017.

Transportation costs

Transportation costs were $2.0 billion in 2018, an increase of 25.9% from $1.6 billion in 2017. The 8.4% growth in the total number of shipments and the 16.2% increase in carrier rates per shipment drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.8% in 2018 from 82.6% in 2017 due to slight margin compression resulting from higher carrier rates.

Net revenue

Net revenue was $420.4 million in 2018, an increase of 24.0% from $339.0 million in 2017. The increase in net revenue was driven by the 15.9% increase in revenue per shipment and the 8.4% growth in the total number of shipments. Net revenue margins decreased to 17.2% in 2018 from 17.4% in 2017. The decline in margin was due to a change in mode mix, higher growth in our Managed Transportation business, and the 16.2% increase in carrier rates per shipment, partially offset by increasing customer rates.

Operating expenses

Commission expense was $126.8 million in 2018, an increase of 23.0% from $103.1 million in 2017. This increase was primarily attributable to the increase in net revenue for 2018. For 2018 and 2017, commission expense was 30.2% and 30.4%, respectively, of our net revenue. The modest decrease in commission expense in 2018 as a percentage of net revenue was due to the fluctuations in the composition of our net revenue by sales channel type.

Selling, general and administrative expenses were $202.9 million in 2018, an increase of 10.8% from $183.1 million in 2017, due to our increased investment in technology, the growth of our sales force and operating personnel, and acquisition-related transaction costs. As a percentage of net revenue, selling, general and administrative expenses decreased to 48.3% in 2018 from 54.0% in 2017, due to higher net revenue.

The contingent consideration fair value adjustment resulted in a net expense of $0.4 million and $1.0 million in 2018 and 2017, respectively. The expense for 2018 was the result of adjustments made to the fair value of the contingent liabilities, primarily due to financial performance of previously acquired businesses and the time value of money. The net expense for 2017 is the result of adjustments made to the fair value of the contingent assets and liabilities due to financial performance of previously acquired businesses, time value of money and the satisfaction of applicable employee retention criteria. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of December 31, 2018.

Depreciation expense was $23.6 million in 2018, an increase of 27.8% from $18.5 million in 2017. The increase in depreciation expense was primarily attributable to the depreciation of internally developed software and computer equipment.

Amortization expense in 2018 was $13.0 million, a decrease of 8.6% from $14.2 million in 2017, primarily attributable to the accelerated method of amortization of our acquired customer relationships, along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations was $53.6 million in 2018, an increase of 180.7% from $19.1 million in 2017. The increase in income from operations was attributable to higher net revenue.

Interest expense

Interest expense was $15.5 million in 2018, an increase from $14.8 million in 2017, due to the loss on extinguishment of debt recognized upon our repurchase in 2018 for a portion of our outstanding Notes and increased expense related to the discount on the Notes, offset by a decrease in the amortization of issuance costs and cash interest related to the Amended ABL Facility, and cash interest related to the Notes.

Income tax (expense) benefit

We recognized income tax expense of $9.3 million and income tax benefit of $8.3 million for the years ended December 31, 2018 and 2017, respectively. Our effective tax rate for the year ended December 31, 2018 was 24.5%, compared to an effective tax rate of (190.2)% in the comparable period of 2017. The difference in our effective tax rate for the year ended December 31, 2018 from our statutory federal tax rate of 21% was primarily due to share-based payment awards recognized as income tax expense, state income taxes, and deferred tax liabilities adjustments, offset in part by the research and development tax credit.

Net Income

Net income was $28.7 million in 2018, compared to $12.6 million in 2017 as a result of the items previously discussed.

Comparison of years ended December 31, 2017 and 2016

Revenue

Revenue was $1.9 billion in 2017, an increase of 13.2% from $1.7 billion in 2016. The increase in revenue was attributable to a 5.4% increase in shipment volume and a 7.4% increase in revenue per shipment driven by an increase in TL rates.

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

Transportation costs

Transportation costs were $1.6 billion in 2017, an increase of 14.8% from $1.4 billion in 2016. The 5.4% growth in the total number of shipments and the 8.9% increase in carrier rates per load drove the increase in our transportation costs during this period. Our transportation costs as a percentage of revenue increased to 82.6% in 2017 from 81.4% in 2016 due to margin compression resulting from higher carrier rates.

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

The contingent consideration fair value adjustment resulted in a net expense of $1.0 million and net benefit of $0.1 million in 2017 and 2016, respectively. The expense for 2017 was the result of adjustments made to the fair value of the contingent assets and liabilities, primarily due to financial performance of previously acquired businesses and the time value of money. The fair value of the contingent consideration obligation for each acquisition reflects updated probabilities as of December 31, 2017.

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

Quarterly Results of Operations
The following table represents our unaudited results of operations data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017(1)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
	(in thousands, except per share data) (unaudited)
Revenue	$582,978	$644,821	$634,811	$577,091	$547,718	$509,531	$470,086	$415,752
Net revenue(2)	102,431	111,220	106,789	99,923	96,229	86,701	81,613	74,498
Operating income (loss)	13,673	16,281	13,112	10,500	10,132	6,293	3,439	(777)
Net income (loss)	6,935	9,383	7,678	4,727	13,349	2,392	(245)	(2,872)
Earnings (Loss) per common share:
Basic	$0.25	$0.34	$0.28	$0.17	$0.49	$0.09	$(0.01)	$(0.10)
Diluted	$0.25	$0.33	$0.28	$0.17	$0.48	$0.09	$(0.01)	$(0.10)
Note: Amounts may not foot due to rounding.
(1)Fourth quarter 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Act.
(2)Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Form 10-K, for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Liquidity and Capital Resources

As of December 31, 2018, we had $40.3 million in cash and cash equivalents, $126.8 million in working capital and $248.6 million available under our ABL Facility.

Cash provided by operating activities

For the year ended December 31, 2018, $94.2 million of cash was provided by operating activities. This was an increase from $48.7 million in 2017 and $59.7 million in 2016. In 2018, we generated $91.3 million in cash from net income, adjusted for noncash operating items, an increase from $59.3 million in 2017 and $58.9 million in 2016. Changes in working capital primarily relate to changes in accounts receivable, accounts payable and accrued expense balances.

Cash used in investing activities

Cash used in investing activities was $31.8 million, $20.7 million and $46.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, the primary investing activities were capital expenditures, including internal use software, investments, and the acquisition of FMP. In 2017 and 2016, the primary investing activities were capital expenditures.

Our capital expenditures were $24.1 million, $20.7 million and $46.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our capital expenditures increased in 2018 as compared to 2017 due to the internal development of computer software and the purchases of property and equipment. Our capital expenditures decreased in 2017 due to the 2016 expansion of our office space at our Chicago headquarters, which included the purchases of computer equipment, software, including internal use software, furniture, fixtures and office equipment, and leasehold improvements.

Cash used in financing activities

Cash used in financing activities was $45.7 million, $21.1 million and $52.7 million in 2018, 2017 and 2016, respectively.

In 2018, the primary financing activities were the purchases of $37.2 million of Notes (described in Note 10 to our audited consolidated financial statements appearing elsewhere in this Form 10-K) and $9.5 million of our common stock as part of the repurchase program (described in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K), the $0.6 million payments of contingent consideration, and the $2.6 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. These outflows were offset by the $4.2 million of proceeds from exercise of stock options. We also drew $12.0 million on our ABL Facility (all of which was repaid as of December 31, 2018).

In 2017, the primary financing activities were the purchases of $20.7 million of our common stock as part of the repurchase program (described in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K), the $0.7 million payments of contingent consideration, and the $1.8 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $84 million on our ABL Facility (all of which was repaid as of December 31, 2017).

In 2016, the primary financing activities were the purchases of $49.1 million of our common stock as part of the share repurchase program (described in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K), the $2.3 million payments of contingent consideration, and the $4.9 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $48.5 million on our ABL Facility (all of which was repaid as of December 31, 2016).

ABL Facility

On October 23, 2018, we entered into Amendment No. 2 to its Revolving Credit and Security Agreement, which amended the terms of its Revolving Credit and Security Agreement, dated as of June 1, 2015, as amended, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), and a maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. Our obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain of our working capital assets.

At December 31, 2018, there was no outstanding balance on the Amended ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at December 31, 2018, as determined by the working capital assets pledged as collateral, was $249.3 million. After adjusting for the letters of credit, our remaining availability for borrowing under the Amended ABL Facility at December 31, 2018 was $248.6 million.

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

In 2019, we expect to use available cash to make approximately $2.3 million of potential contingent earn-out payments, as well as $4.8 million to satisfy the semi-annual Note coupon payments due May 1, 2019 and November 1, 2019. In addition, we currently expect to use approximately $25 million to $30 million for capital expenditures in 2019.

As discussed in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K, we may also opt to use cash to repurchase up to $33.1 million of our common stock or Notes under the remaining authority under our 2017 repurchase program that was most recently amended in November 2018. The timing and amount of any common stock or convertible notes repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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
Contractual Obligations

On February 17, 2016, we signed an 11-year lease for an additional 132,000 square feet at our Chicago, Illinois headquarters, bringing our total leased square footage at our headquarters to 224,678 square feet. As of December 31, 2018, we continue to also lease over 30 branch sales offices, with average lease terms between 3-5 years.
As of December 31, 2018, we had the following contractual obligations (in thousands):

	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$54,970	$8,466	$13,798	$11,935	$20,772
Senior convertible notes, including interest	199,807	4,815	194,992	—	—
Contingent consideration obligations (1)	4,210	2,303	1,907	—	—
Total	$258,987	$15,584	$210,697	$11,935	$20,772
____________________

(1)
This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of the fair values of these contingent consideration obligations as of December 31, 2018.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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
We adopted this standard on January 1, 2018 using the modified retrospective approach. As a result of using this approach, we recognized the cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The adoption of this new standard adjusted the revenue recognition timing of our brokerage and transportation management services performance obligation from point in time to over time on a relative transit time basis, which resulted in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of $1.1 million, net of tax, and a decrease of $1.0 million to revenue for the year ended December 31, 2018. While adoption of this standard also effects the corresponding direct costs of revenue, including commission expense, this change did not have a material impact on our consolidated financial statements due to the short term nature of its performance obligations. We fully describe the adoption and impact of this standard in Note 5 to the consolidated financial statements. As part of the adoption of this standard, we implemented changes to our accounting policies, practices and internal controls over financial reporting.
In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provided a measurement period that did not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act (the "Act"), to complete the accounting under ASC 740, Income Taxes. As of December 31, 2018, we completed our accounting under this standard and recorded $8.9 million as a decrease to net deferred tax liability, with a corresponding net adjustment to deferred income tax benefit. No transition tax was recorded as we do not have any foreign subsidiaries. Our 2018 tax provision was recorded in accordance with The Act and the updated guidance within ASC 740, Income Taxes.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, to provide guidance regarding which changes to a share-based payment award require modification accounting in Topic 718. We adopted this standard prospectively on January 1, 2018. The impact of this new standard is dependent on future modifications, if any, to our share-based payment awards. The adoption of this standard did not have an impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard prospectively on January 1, 2018. During 2018, we acquired FMP as a business combination in accordance with this updated guidance as further discussed in Note 4 to the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and settlement of contingent consideration arising from an acquisition. We adopted this standard retrospectively, and the adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the effects that the adoption of this guidance will have on our disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Our current share-based payment awards to non-employees consist only of grants made to our non-employee Directors as compensation solely relates to each individual's role as a non-employee Director. As such, in accordance with ASC 718, we account for these share-based payment awards to our non-employee Directors in the same manner as share-based payment awards for our employees. We adopted this standard on January 1, 2019, and the amendments in this guidance do not have a material effect on the accounting for our share-based payment awards to our non-employee Directors, and will not have a material effect on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the effects that the adoption of this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added amendments to create an optional transition method that companies may elect to use the effective date of ASC 842, Leases, as the date of initial application of the transition.

We adopted this standard on January 1, 2019 using the modified retrospective approach. Upon adoption, we made the accounting policy election to adopt the short-term lease recognition exemption. We also elected to use the package of practical expedients that allows us to (i) not reassess whether an arrangement contains a lease, (ii) carry forward our lease classification of existing leases as operating or capital leases and (iii) not reassess previously recorded initial direct costs. In addition, we elected the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components. We do not intend to elect the hindsight practical expedient. As a result of using this approach, we will recognize right-of-use assets and additional lease liabilities in a range of approximately $19.0 million to $23.0 million as of January 1, 2019 to the existing deferred rent balance. The standard will not affect our consolidated statement of operations or our consolidated statement of cash flows. As we continue our assessment of these matters, we are preparing to implement changes to our accounting policies, practices and internal controls over financial reporting to support the new standard. In addition, the new standard will expand our existing lease liability disclosures based on the new qualitative and quantitative disclosure requirements upon adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We generally pass through fluctuations in fuel prices to our clients. As a result, we believe that there is no material risk exposure to our earnings due to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates under our ABL Facility. Borrowings bear interest at one of the following, plus an applicable margin: (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) the LIBOR rate, based on the Company's election for each tranche of borrowing. The interest rate on our line of credit fluctuates based on the rates described above. Assuming the $350 million ABL Facility was fully drawn, a 1.0% increase in the interest rate selected would increase our annual interest expense by $3.5 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2018, 2017 and 2016.

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

The Company acquired Freight Management Plus, Inc. ("Freight Management," or "FMP") on July 6, 2018. Management did not include FMP in its annual evaluation of internal control over financial reporting as of December 31, 2018. The Company will incorporate FMP into its annual evaluation of internal control over financial reporting for the year ended December 31, 2019. FMP constituted 1.5% of the Company's total assets as of December 31, 2018, including the goodwill and intangible assets recorded as part of the purchase accounting, and 0.4% and 0.6% of the Company's revenues and net income, respectively, for the year then ended.

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2018. The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Echo Global Logistics, Inc. and Subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Freight Management, which is included in the 2018 consolidated financial statements of the Company and constituted 1.5% of total assets as of December 31, 2018 and 0.4% and 0.6% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Freight Management.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments effective January 1, 2018.

Basis for Opinion

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois
February 22, 2019

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$40,281	$23,515
Accounts receivable, net of allowance for doubtful accounts of $4,618 and $3,745 at December 31, 2018 and 2017, respectively	337,426	309,733
Income taxes receivable	2,805	5,101
Prepaid expenses	9,048	6,191
Other current assets	4,172	3,760
Total current assets	393,732	348,301
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $110,010 and $86,549 at December 31, 2018 and 2017, respectively	61,955	63,062
Goodwill	309,589	307,314
Intangible assets, net of accumulated amortization of $69,855 and $56,834 at December 31, 2018 and 2017, respectively	109,563	117,484
Other noncurrent assets	3,485	1,918
Total noncurrent assets	484,593	489,778
Total assets	$878,325	$838,079

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$216,280	$193,749
Due to seller, current	2,243	919
Accrued expenses	48,129	39,660
Other current liabilities	255	—
Total current liabilities	266,907	234,328
Noncurrent liabilities:
Convertible notes, net	183,168	210,919
Due to seller, noncurrent	717	1,156
Other noncurrent liabilities	18,369	20,301
Deferred income taxes	19,233	12,503
Total noncurrent liabilities	221,487	244,879
Total liabilities	488,394	479,207
Stockholders' equity:
Common stock, par value $0.0001 per share,100,000,000 shares authorized; 31,345,220 shares issued and 27,397,760 shares outstanding at December 31, 2018; 30,768,050 shares issued and 27,241,180 shares outstanding at December 31, 2017	3	3
Treasury stock, 3,947,460 and 3,526,870 shares at December 31, 2018 and 2017, respectively	(79,571)	(69,818)
Additional paid-in capital	348,397	337,445
Retained earnings	121,102	91,242
Total stockholders' equity	389,932	358,872
Total liabilities and stockholders' equity	$878,325	$838,079
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Revenue	$2,439,701	$1,943,086	$1,716,152
Costs and expenses:
Transportation costs	2,019,337	1,604,046	1,397,578
Selling, general and administrative expenses	330,160	287,227	270,826
Depreciation and amortization	36,638	32,728	32,138
Income from operations	53,566	19,085	15,611
Interest income	0	32	—
Interest expense	(15,546)	(14,768)	(14,227)
Interest expense, net	(15,546)	(14,736)	(14,227)
Income before provision for income taxes	38,020	4,350	1,384
Income tax (expense) benefit	(9,296)	8,273	206
Net income	$28,723	$12,623	$1,590

Earnings per common share:
Basic	$1.04	$0.46	$0.06
Diluted	$1.03	$0.45	$0.05
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
(In thousands, except share data)	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2016	29,765,525	$3	(37,937)	$(785)	$319,002	$77,029	$395,250
Share compensation expense	—	—	—	—	13,134	—	13,134
Exercise of stock options	191,237	0	—	—	1,157	—	1,157
Common stock issued for vesting of restricted stock	638,003	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	37,547	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(211,039)	(0)	—	—	(4,869)	—	(4,869)
Tax benefit from exercise of stock options	—	—	—	—	252	—	252
Purchases of treasury stock	—	—	(2,251,857)	(48,364)	—	—	(48,364)
Net income	—	—	—	—	—	1,590	1,590
Balance at December 31, 2016	30,421,273	3	(2,289,794)	(49,149)	328,677	78,619	358,150
Share compensation expense	—	—	—	—	9,022	—	9,022
Exercise of stock options	146,950	0	—	—	1,539	—	1,539
Common stock issued for vesting of restricted stock	256,851	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	28,804	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(85,828)	(0)	—	—	(1,793)	—	(1,793)
Purchases of treasury stock	—	—	(1,237,076)	(20,669)	—	—	(20,669)
Net income	—	—	—	—	—	12,623	12,623
Balance at December 31, 2017	30,768,050	3	(3,526,870)	(69,818)	337,445	91,242	358,872
Share compensation expense	—	—	—	—	9,289	—	9,289
Exercise of stock options	384,092	0	—	—	4,230	—	4,230
Common stock issued for vesting of restricted stock	221,291	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	40,868	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(94,304)	(0)	—	—	(2,623)	—	(2,623)
Common shares issued for acquisition	25,223	0	—	—	693	—	693
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(637)	—	(637)
Purchases of treasury stock	—	—	(420,590)	(9,752)	—	—	(9,752)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	28,723	28,723
Balance at December 31, 2018	31,345,220	$3	(3,947,460)	$(79,571)	$348,397	$121,102	$389,932
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating activities
Net income	$28,723	$12,623	$1,590
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,124	(4,166)	4,149
Noncash stock compensation expense	9,289	9,022	13,134
Noncash interest expense	9,077	8,065	7,614
Change in contingent consideration due to seller	410	1,070	(113)
Change in contingent consideration due from seller	—	(79)	5
Loss on disposal of assets	—	13	409
Depreciation and amortization	36,638	32,728	32,138
Change in assets, net of acquisitions:
Accounts receivable	(12,700)	(78,303)	(35,010)
Income taxes receivable	2,542	2,858	(8,534)
Prepaid expenses and other assets	(4,492)	1,440	(5,528)
Change in liabilities, net of acquisitions:
Accounts payable	11,225	58,056	31,401
Accrued expenses and other liabilities	6,783	5,389	18,481
Payment of contingent consideration in excess of costs over estimated earnings	(375)	—	—
Net cash provided by operating activities	94,245	48,716	59,736
Investing activities
Purchases of property and equipment	(24,101)	(20,729)	(46,888)
Investments in business entities	(1,000)	—	—
Payments for acquisitions, net of cash acquired	(6,720)	—	—
Net cash used in investing activities	(31,821)	(20,729)	(46,888)
Financing activities
Tax benefit of stock options exercised	—	—	1,661
Receipt of contingent consideration due from seller	—	500	750
Payments of contingent consideration due to seller	(550)	(695)	(2,274)
Proceeds from exercise of stock options	4,230	1,539	1,157
Employee tax withholdings related to net share settlements of equity-based awards	(2,623)	(1,793)	(4,869)
Purchases of treasury stock	(9,497)	(20,669)	(49,149)
Purchases of Convertible Notes	(37,217)	—	—
Proceeds from borrowing on ABL facility	12,000	84,000	48,500
Repayments of amounts borrowed on ABL facility	(12,000)	(84,000)	(48,500)
Net cash used in financing activities	(45,657)	(21,117)	(52,724)
Increase (Decrease) in cash and cash equivalents	16,766	6,869	(39,876)
Cash and cash equivalents, beginning of period	23,515	16,646	56,522
Cash and cash equivalents, end of period	$40,281	$23,515	$16,646
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,594	$6,720	$6,913
Cash paid during the year for income taxes	174	259	3,100
Cash received during the year for income taxes refunded	189	6,659	—
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$255	$—	$—
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

1. Description of Business
Echo Global Logistics, Inc. ("the Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less than truckload ("LTL"), small parcel, intermodal, domestic air, expedited and international. The Company's core logistics services include carrier selection, dispatch, load management and tracking.

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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 6). The fair value of the due from seller asset related to the Command Transportation, LLC ("Command") acquisition was determined based on employee retention criteria which was settled in June 2017 (see Note 6). The fair value of the liability component of the Notes (as defined in Note 10) was determined using the discounted cash flow analysis discussed in Note 10.
Revenue Recognition
The Company adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company generates revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For its Transactional business, the Company provides brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. For the brokerage and transportation management services performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. The Company is the principal in these transactions and recognizes revenue on a gross and relative transit time basis. The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for the Company's Managed Transportation clients. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients. Further discussion of the changes to the revenue recognition policy under the new standard is discussed in Note 5.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

Prior period revenue was recognized in accordance with ASC Topic 605-20 Revenue Recognition - Services and ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations.
Rebates
The Company has entered into agreements with certain clients to rebate to them a portion of the costs that they pay to the Company for transportation services, based on certain conditions and/or pricing schedules that are specific to each individual agreement, but that are typically constructed as a percentage of the costs that the client incurs. Refer to further discussion in Note 5.
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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $2.7 million, $1.9 million and $1.1 million of bad debt expense for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Operating Leases
Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to rent expense and amounts paid as deferred rent.
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software projects are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

method. The total expense, included in depreciation expense, for the years ended December 31, 2018, 2017 and 2016 was $15.0 million, $10.0 million and $9.0 million, respectively. At December 31, 2018 and 2017, the net book value of internal use software costs was $32.5 million and $29.3 million, respectively.
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
The Company manages the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. In September 2011, the Financial Accounting Standards Board ("FASB") approved Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2018, the Company performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC 350. As part of the qualitative assessment, the Company compared its current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing macroeconomic conditions and industry trends. The Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. The Company's intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted-average useful lives of 14.8 years,17.0 years, 6.7 years and 4.0 years, respectively. The weighted-average useful life of total intangible assets is 14.4 years. The customer relationships are being amortized using an accelerated method, while carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method.
Self-Insurance Liability
The Company is self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. The total estimated self-insurance liabilities at both December 31, 2018 and 2017 was $0.9 million.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. See Note 15—Stock-Based Compensation Plans for a description of the Company's accounting for stock-based compensation plans.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "TCJA") was signed into legislation. The Act reduced the federal corporate tax rate from 35% to 21%, and imposed a one-time transition tax on certain foreign earnings, effective January 1, 2018. At December 31, 2017, the Company recorded a decrease in its deferred tax liabilities, with a corresponding net adjustment to the deferred income tax benefit. No transition tax was recorded as the Company does not have any foreign subsidiaries. The 2018 tax provision was recorded in accordance with the Act and the updated guidance within ASC 740, Income Taxes.
Under ASC Topic 740 Income Taxes, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.
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
The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a relative transit time basis, which resulted in a cumulative transition adjustment to the opening balance of retained earnings, on January 1, 2018, of $1.1 million, net of tax, and a decrease of $1.0 million to revenue for year ended December 31, 2018. While adoption of this standard also effects the corresponding direct costs of revenue, including commission expense, this change did not have a material impact on the Company's consolidated financial statements due to the short term nature of its performance obligations. The Company fully describes the adoption and impact of this standard in Note 5 to the consolidated financial statements. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that did not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under ASC 740, Income Taxes. As of December 31, 2018, the Company completed its accounting under the new standard and recorded $8.9 million as a decrease to net deferred tax liability. No transition tax was recorded as the Company does not have any foreign subsidiaries.

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard prospectively on January 1, 2018. During the year ended December 31, 2018, the Company acquired Freight Management Plus, Inc. ("Freight Management," or "FMP") as a business combination in accordance with this updated guidance as further discussed in Note 4 to the consolidated financial statements.
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
Years Ended December 31, 2018, 2017 and 2016

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company's current share-based payment awards to non-employees consist only of grants made to the Company's non-employee Directors as compensation solely related to each individual's role as a non-employee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non-employee Directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on January 1, 2019, and the amendments in this guidance do not have a material effect on the accounting for the Company's share-based payment awards to its non-employee Directors, and will not have a material effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which added amendments to create an optional transition method that provided an option to use the effective date of ASC 842, Leases, as the date of initial application of the transition.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach. Upon adoption, the Company made the accounting policy election to adopt the short-term lease recognition exemption. The Company also elected to use the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification of existing leases as operating or capital leases and (iii) not reassess previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components. The Company does not intend to elect the hindsight practical expedient. As a result of using this approach, the Company will recognize right-of-use assets and additional lease liabilities in a range of approximately $19.0 million to $23.0 million as of January 1, 2019 to the existing deferred rent balance. The standard will not affect the Company's consolidated statement of operations or its consolidated statement of cash flows. As the ongoing assessment of these matters continues, the Company is implementing changes to its accounting policies, practices and internal controls over financial reporting to support the new standard. The Company will also expand its lease disclosures to adhere to the enhanced qualitative and quantitative disclosure requirements related to the amount, timing and uncertainty of cash flows from leases.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

4. Acquisitions

On July 6, 2018, the Company acquired Freight Management, a non-asset based TL and LTL transportation brokerage based in Allison Park, Pennsylvania, and the results of FMP have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of FMP for $6.7 million in cash payable at closing, subject to working capital adjustments, $0.7 million of common stock, par value $0.0001 per share, and an additional $2.9 million in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to June 30, 2021. The acquisition date fair value of the total consideration transferred was $10.4 million. As a result of the preliminary purchase accounting for the acquisition, the Company recorded $2.3 million of goodwill, $1.4 million as the estimated opening balance sheet fair value of the contingent consideration obligation, and $5.1 million of customer relationship intangible assets. The fair values of the contingent consideration obligation and the customer relationship intangible assets are considered Level 3 fair value estimates. The fair value of the contingent consideration obligation was based on the probability of reaching the financial forecasts of future operating results, an appropriate discount rate, and the Company's historical experience with similar arrangements as further described in Note 6 to the consolidated financial statements. The fair value of the customer relationship intangible assets was determined using a discounted cash flow analysis based on the current customers of FMP at the time of the acquisition. The Company is in the process of finalizing working capital. The amount of goodwill deductible for U.S. income tax purposes is $0.8 million, which excludes the opening balance sheet fair value of the contingent consideration obligation and provisional working capital adjustments.

As of December 31, 2018, the fair value of the contingent consideration has increased to $1.6 million from its opening balance sheet fair value of $1.4 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.

The amounts of revenue and net income of FMP included in the Company's consolidated statements of operations from the acquisition date through December 31, 2018 are $9.7 million and $0.2 million, respectively. The Company incurred $0.3 million of acquisition-related costs associated with the acquisition, which were recorded in selling, general and administrative expenses on the consolidated statement of operations.

5. Revenue

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

The Company recorded an increase to the opening balance of retained earnings of $1.1 million, net of tax, as of January 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue for the year ended December 31, 2018 was a decrease of $1.0 million, as a result of applying ASC Topic 606.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. The Company generates revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For its Transactional business, the Company provides brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. For the brokerage and transportation management services performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. The Company is the principal in these transactions and recognizes revenue on a gross and relative transit time basis.

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
Years Ended December 31, 2018, 2017 and 2016

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

The following table presents the Company's revenue disaggregated by client type (in thousands):

	Year Ended December 31,
Client Type	2018	2017(1)	2016(1)
Transactional	$1,915,589	$1,538,766	$1,395,850
Managed Transportation	524,112	404,321	320,302
Revenue	$2,439,701	$1,943,086	$1,716,152
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

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Year Ended December 31,
Mode	2018	2017(1)	2016(1)
Truckload	$1,686,358	$1,322,311	$1,160,764
Less than truckload	638,404	520,593	452,339
Other revenue	114,939	100,183	103,049
Revenue	$2,439,701	$1,943,086	$1,716,152
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

The Company applied the disclosure exemption in ASC Topic 606 that permits the omission of remaining performance obligations that have an original expected duration of one year or less.

6. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at December 31, 2018 and 2017 was $3.0 million and $2.1 million, respectively. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

The Company's financial assets related to contingent payments that were due from the seller of Command based upon certain employee retention criteria. As of December 31, 2018 and 2017, there was no remaining balance of the due from seller asset as the employee retention criteria were met.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged between 5% and 7%. Historical results of the respective acquisitions serve as the basis for preparing the financial forecasts used in the valuation.

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,960)	—	—	$(2,960)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,075)	—	—	$(2,075)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at January 1, 2017	$(1,700)
Change in contingent consideration due to seller	(1,070)
Payments of contingent consideration due to seller	695
Balance at December 31, 2017	(2,075)
FMP acquisition, acquisition date fair value	(1,400)
Change in contingent consideration due to seller	(410)
Payments of contingent consideration due to seller	925
Balance at December 31, 2018	$(2,960)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due from Seller Asset
Balance at January 1, 2017	$421
Receipt of contingent consideration due from seller	(500)
Change in contingent consideration due from seller	79
Balance at December 31, 2017	$—

For the years ended December 31, 2018 and 2017, the Company recognized a expense of $0.4 million and a net expense of $1.0 million, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. For the year ended December 31, 2016, the Company recognized a net benefit of $0.1 million. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business, the effect of the time value of money and the satisfaction of the employee retention criteria.

For the years ended December 31, 2018, 2017 and 2016, the Company made contingent earn-out payments of $0.9 million, $0.7 million and $2.3 million, respectively, to sellers of businesses acquired by the Company. The Company did not receive any contingent payments from the seller of Command during 2018. During 2017 and 2016, the Company received $0.5 million and $0.8 million, respectively, of contingent payments from the seller of Command.

7. Property and Equipment
Property and equipment at December 31, 2018 and 2017, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Computer equipment	$25,060	$21,528
Software, including internal use software	107,821	89,580
Furniture, fixtures and office equipment	9,594	9,268
Leasehold improvements	29,491	29,234
	171,966	149,611
Less accumulated depreciation	(110,010)	(86,549)
Net property and equipment	$61,955	$63,062
Note: Amounts may not foot due to rounding.
Depreciation expense, including amortization of capitalized internal use software, was $23.6 million, $18.5 million and $16.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

8. Intangibles and Other Assets

The following is a summary of goodwill as of December 31, 2018 (in thousands):

Balance as of January 1, 2018	$307,314
FMP acquisition, goodwill acquired	2,275
Balance as of December 31, 2018	$309,589

The following is a summary of intangible assets as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(57,875)	$92,364	$145,139	$(48,058)	$97,081
Carrier relationships	18,300	(3,857)	14,443	18,300	(2,781)	15,519
Non-compete agreements	5,239	(3,003)	2,236	5,239	(2,216)	3,023
Trade names	5,640	(5,119)	521	5,640	(3,779)	1,861
Total intangible assets	$179,418	$(69,855)	$109,563	$174,318	$(56,834)	$117,484
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $13.0 million, $14.2 million and $15.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

2019	$11,802
2020	10,973
2021	10,362
2022	10,005
2023	9,501
Thereafter	56,920
Total	$109,563

9. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31, 2018	December 31, 2017
Accrued compensation	$31,825	$24,206
Accrued rebates	2,669	2,038
Accrued employee benefits	2,620	2,480
Accrued professional service fees	2,082	698
Accrued interest	1,017	1,139
Deferred rent	2,439	2,641
Other	5,476	6,459
Total accrued expenses	$48,129	$39,660
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $18.4 million and $20.3 million at December 31, 2018 and 2017, respectively, consist of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

10. Long-Term Debt

ABL Facility

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

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5 year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.7 million of interest expense related to the ABL Facility issuance costs, respectively.

Under the Amended ABL Facility, the Company will be required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.8 million, $1.0 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company drew $12.0 million, $84.0 million and $48.5 million on the ABL Facility for the years ended December 31, 2018, 2017 and 2016, respectively, all of which was repaid as of December 31, 2018, 2017 and 2016. No amounts were outstanding on the ABL Facility as of December 31, 2018, 2017 and 2016, respectively. As there is no outstanding draw on the ABL Facility at December 31, 2018, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2018, there were $0.7 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at December 31, 2018, as determined by the working capital assets pledged as collateral, was $249.3 million. After adjusting for the letters of credit, the Company's remaining availability to borrow under the Amended ABL Facility at December 31, 2018 was $248.6 million.

Convertible Senior Notes

On May 5, 2015, the Company issued $230 million aggregate principal amount of 2.50% convertible senior notes due 2020 in a registered public offering (the "Notes").

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

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

The accounting guidance in ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"), requires that the principal amount of the Notes be separated into liability and equity components at issuance. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the principal amount of the Notes and the estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at an estimated market yield for a similar debt instrument without the conversion feature. The Company estimated the straight debt yield using a combination of inputs observable in the marketplace, including the credit spread indicated by the terms of the Company's ABL Facility, LIBOR rates, and U.S. Treasury bonds. This represents a Level 2 valuation technique. The Company estimated the straight debt borrowing rates at issuance to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs are being amortized to interest expense under the effective interest method over the 5 year life of the Notes, using an effective interest rate of 6.33%.

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

The Company's intent and policy will be to settle the remaining outstanding principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of December 31, 2018, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company repurchased $37.4 million par value of the 2.50% convertible senior notes for $37.2 million in cash. The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $0.8 million loss, which was included in interest expense in the Company's consolidated statement of operations.

As of December 31, 2018 and 2017, the carrying amount of the Notes on the consolidated balance sheets is calculated as follows (in thousands):

	December 31, 2018	December 31, 2017
Convertible senior notes, principal amount	$192,585	$230,000
Unamortized debt discount	(7,862)	(15,930)
Unamortized debt issuance costs	(1,555)	(3,151)
Convertible senior notes, net	$183,168	$210,919

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2018 was $186.3 million. The fair value of the Notes was estimated based on the trading price of the Notes at December 31, 2018. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For 2018, 2017 and 2016, interest expense related to the Notes consisted of the following (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Contractual coupon interest	$5,647	$5,750	$5,750
Debt discount amortization	6,403	6,140	5,765
Loss on extinguishment of debt	751	—	—
Debt issuance cost amortization	1,266	1,214	1,140
Interest expense, Notes	$14,067	$13,105	$12,655
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from December 31, 2018 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2019	2020
Senior convertible notes, including interest	$199,807	4,815	$194,992

11. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by its insurance and risk management programs or may result in claims or adjustments with the Company's carriers. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of December 31, 2018.

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
In December 2016, Echo terminated its lease at the former Command headquarters in Skokie, Illinois (refer to Note 19). Subsequent to the relocation of Command employees to the Chicago headquarters, Echo recorded a termination liability, classified as accrued expenses on the consolidated balance sheets, related to the other Skokie lease as part of the Command acquisition. There was no balance related to the termination liability as of December 31, 2018. A balance of $85 thousand existed as of December 31, 2017. As of December 31, 2018, the Company continues to lease over 30 branch sales offices, with average lease terms between 3-5 years.
The Company recognizes operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2018, 2017 and 2016 was $6.0 million, $5.9 million and $8.4 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

Rent expense remained relatively consistent from 2017 but decreased compared to 2016 due to termination costs related to the lease of the former Command headquarters.
Future minimum annual rental payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
2019	$8,466
2020	8,023
2021	5,775
2022	6,088
2023	5,846
Thereafter	20,772
Total	$54,970
Note: Amounts may not foot due to rounding.

12. Income Taxes
On December 22, 2017, the Act was signed into legislation. The Act reduced the federal corporate tax rate from 35% to 21%, and imposed a one-time transition tax on certain foreign earnings, effective January 1, 2018. The Company recorded an adjustment of $8.9 million as a decrease to net deferred tax liability, with a corresponding net adjustment to deferred income tax benefit. No material modifications were made during 2018. No transition tax was recorded as the Company does not have any foreign subsidiaries.
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2018, 2017 and 2016, the Company recognized net increases of $44 thousand and $359 thousand and net decrease of $161 thousand, respectively, in unrecognized tax benefits that impact the tax rate. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2018 and 2017. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance at January 1	$475	$364
Increases related to prior year tax positions	4	98
Increases related to current year tax positions	67	213
Decreases based on settlements with taxing authorities	(48)	(201)
Balance at December 31	$498	$475
Note: Amounts may not foot due to rounding.
Of the total unrecognized tax benefits disclosed above, and including interest and penalties, $504 thousand and $257 thousand are classified as other noncurrent liabilities for the years ended December 31, 2018 and 2017, respectively. The remaining unrecognized tax benefits for the year ended December 31, 2017 is offset by $26 thousand income taxes receivable and the remainder is an offset to deferred income taxes in the consolidated balance sheets. The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next twelve months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2018 and 2017, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities before 2015, and state and local income tax examinations, by tax authorities for years before 2014.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

The provision for income taxes consists of the following components for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current:
Federal	$1,879	$(4,282)	$(5,027)
State	293	175	672
Total current	2,172	(4,107)	(4,355)
Deferred:
Federal	5,572	(4,295)	5,406
State	1,552	128	(1,257)
Total deferred	7,124	(4,166)	4,149
Income tax expense (benefit)	$9,296	$(8,273)	$(206)
Note: Amounts may not foot due to rounding.
The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 differs from the amount computed by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 to pretax income because of the effect of the following items (in thousands):

	2018	2017	2016
Tax expense at U.S. federal income tax rate	$7,984	$1,522	$484
State income taxes, net of federal income tax effect	1,441	269	53
Nondeductible expenses and other	(289)	317	189
Effect of state rate change on deferred items	—	148	(88)
Research and development credit	(420)	(528)	(468)
Changes in unrecognized tax benefits	44	359	(161)
Provision to return adjustments	515	(298)	(72)
Remeasurement of net deferred tax liability resulting from the TCJA	—	(8,945)	—
State tax credits	(1,647)	(3,259)	(1,232)
Valuation allowance	1,613	2,951	557
Audit settlements	72	—	532
Amended return refund	—	(811)	—
Work opportunity tax credit	(18)	—	—
Income tax expense (benefit)	$9,296	$(8,273)	$(206)
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

For the years ended December 31, 2018 and 2017, the Company's noncurrent deferred tax assets and liabilities consisted of the following (in thousands):

	2018	2017
Noncurrent deferred tax assets:
Reserves and allowances	$6,808	$6,849
Stock options	2,517	2,874
Research and development credit	—	1,320
Net operating loss carryforward	170	958
Credit carryforwards	6,389	4,756
AMT credit	—	272
Subtotal	15,884	17,029
Valuation allowance	(5,241)	(3,627)
Total noncurrent deferred tax assets	10,643	13,402
Noncurrent deferred tax liabilities:
Prepaid and other expenses	682	303
Intangible assets	14,320	9,381
Property and equipment	12,724	12,428
Convertible debt	1,871	3,792
481(a) adjustment - revenue recognition	277	—
Total noncurrent deferred tax liabilities	29,875	25,904
Net deferred tax liability	$(19,233)	$(12,503)
Note: Amounts may not foot due to rounding.
For the years ended December 31, 2018 and 2017, the Company recorded deferred tax assets of $6.4 million and $4.8 million, respectively, for certain state tax credits with a 5 year credit carryforward period. The Company believes that it is more likely than not that a portion of the benefit from these state tax credit carryforwards will not be realized. In recognition of this risk, the Company recorded valuation allowances of $5.2 million and $3.6 million on the deferred tax asset relating to these state tax credit carryforwards as of December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the Company recorded deferred tax assets for federal and state income tax net operating loss carryforwards of $0.2 million and $1.0 million, respectively, which will expire at various dates from tax years 2026 through 2036.

13. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2018, 2017 and 2016, there was no preferred stock outstanding.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

On November 1, 2018, the Board of Directors amended the ongoing repurchase program to add an additional $50.0 million of capacity and extend the expiration date from April 30, 2019 to October 31, 2020. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
For the years ended December 31, 2018, 2017, and 2016, the Company repurchased 420,590, 1,237,076, and 2,251,857 shares of common stock at a cost of $9.8 million, $20.7 million, and $48.4 million, respectively. As of December 31, 2018, the Company has repurchased 3,947,460 shares of common stock, in aggregate, at a cost of $79.6 million.
Convertible Notes
In accordance with the ongoing repurchase program mentioned above, the Company repurchased $37.4 million par value of the 2.50% convertible senior notes for $37.2 million in cash.

14. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. There were no employee stock options and no unvested restricted stock and performance shares excluded from the calculation of diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016. The computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$28,723	$12,623	$1,590
Denominator:
Denominator for basic earnings per common share - weighted-average shares	27,597,950	27,715,131	28,714,910
Effect of dilutive securities:
Employee stock awards	323,936	308,033	586,947
Denominator for dilutive earnings per common share	27,921,886	28,023,164	29,301,857
Basic earnings per common share	$1.04	$0.46	$0.06
Diluted earnings per common share	$1.03	$0.45	$0.05

15. Stock-Based Compensation Plans
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
Total stock compensation for the years ended December 31, 2018, 2017 and 2016 was $9.3 million, 9.0 million and 13.1 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

In 2018, the Company awarded 228,014 shares of restricted stock to certain employees and directors, of which 21,197 will vest ratably over one year, 887 will vest ratably over three years and 205,930 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $27.55 to $36.65.
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
There was $11.4 million, $11.5 million and $13.0 million of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2018, 2017 and 2016, respectively. This cost is expected to be recognized over a weighted-average period of 2.22 years.

Stock Option Awards

There were no stock options granted during 2018, 2017 or 2016. Since all options were fully vested as of December 31, 2016, the Company recorded no compensation expense with no corresponding tax benefits for stock option awards for the years ended December 31, 2018 and 2017. The Company recorded $33 thousand in compensation expense with corresponding tax benefits of $12 thousand for stock option awards for the year ended December 31, 2016.
A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	769,528	$9.76	3.4	$8,179
Granted	—	—
Exercised	(191,237)	6.05		3,634
Forfeited or canceled	—	—
Outstanding at December 31, 2016	578,291	10.99	3.0	8,131
Granted	—	—
Exercised	(146,950)	10.48		1,533
Forfeited or canceled	(10)	10.18
Outstanding at December 31, 2017	431,331	11.16	2.3	7,262
Granted	—	—
Exercised	(384,092)	11.01		7,025
Forfeited or canceled	(650)	11.06
Outstanding at December 31, 2018	46,589	$12.42	2.0	$368
Options vested and exercisable at December 31, 2018	46,589	$12.42	2.0	$368
The following table provides information about stock options granted and vested in the years ended December 31 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Options vested/exercisable:
Grant date fair value	$259	$2,090	$2,748
Aggregate intrinsic value	$368	$7,262	$8,131
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

exercised their options as of December 31, 2018, 2017 and 2016, respectively. These amounts change based on the fair market value of the Company's stock, which was $20.33, $28.00 and $25.05 on the last business day of the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock Awards
The Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2018, 2017 and 2016:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	950,786	$26.90
Granted	284,086	25.35
Vested	(638,004)	27.09
Forfeitures	(37,377)	27.75
Non-vested at December 31, 2016	559,491	25.21
Granted	268,300	22.36
Vested	(248,833)	24.18
Forfeitures	(57,618)	25.38
Non-vested at December 31, 2017	521,340	23.82
Granted	228,014	27.79
Vested	(204,845)	23.56
Forfeitures	(46,198)	25.36
Non-vested at December 31, 2018	498,311	$25.60

In 2018, 2017 and 2016, the Company recorded $5.3 million, $5.7 million and $10.6 million in compensation expense with corresponding tax benefits of $1.3 million, $2.2 million and $4.0 million for restricted stock awards, respectively.

Performance-Based Shares

In 2018, 2017 and 2016, the Company granted 19,598, 27,185 and 24,064 shares of restricted stock at grant date fair values of $25.35, $21.01 and $28.45, respectively, to certain branch executives, which were issued based on financial targets achieved during the respective performance period.

In 2018, 2017 and 2016, the Company recognized $0.2 million, $0.4 million and $0.2 million in stock compensation expense with corresponding tax benefits of $0.1 million, $0.2 million and $0.1 million, respectively, for performance-based shares.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. Stock compensation expense related to these awards is recognized using the accelerated attribution method. The Company granted 97,966, 99,933 and 91,612 shares of performance and market-based stock at grant date fair values of $35.41, $31.15 and $34.67 during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recorded $3.0 million, $2.9 million and $2.2 million in compensation expense with corresponding tax benefits of $0.7 million, $1.1 million and $0.8 million in 2018, 2017 and 2016, respectively.

16. Benefit Plans
The Company maintains a 401(k) savings plan, covering all of the Company's employees upon hiring. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $2.0 million, $1.8 million and $1.7 million, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations.

17. Significant Customer Concentration

For the years ended December 31, 2018, 2017 and 2016, all revenue consisted of sales generated from customers that individually represented less than 10% of the Company's revenue.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2018
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$577,091	$634,811	$644,821	$582,978
Operating income	10,500	13,112	16,281	13,673
Net income	4,727	7,678	9,383	6,935
Earnings per common share:
Basic	$0.17	$0.28	$0.34	$0.25
Diluted	$0.17	$0.28	$0.33	$0.25
	Year Ended December 31, 2017
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$415,752	$470,086	$509,531	$547,718
Operating (loss) income	(777)	3,439	6,293	10,132
Net (loss) income	(2,872)	(245)	2,392	13,349
(Loss) Earnings per common share:
Basic	$(0.10)	$(0.01)	$0.09	$0.49
Diluted	$(0.10)	$(0.01)	$0.09	$0.48
(1) The fourth quarter of 2017 included a tax benefit of $8.9 million resulting from the enactment of the Act.

19. Related Parties

From the closing of the Command acquisition on June 1, 2015 through December 20, 2016, the Company leased the Command office building headquarters in Skokie, Illinois from a company owned by Paul Loeb, the former owner of Command. This lease was terminated in the fourth quarter of 2016 and the Company paid $995 thousand to Paul Loeb to settle the termination of the lease. The lease required monthly rental payments of $55 thousand through its termination date. The Company was obligated to pay real estate taxes, insurance and all building maintenance costs in addition to the minimum rental payments for the facility related to this lease. The total rental expense related to this lease included in the Company's consolidated statements of operations for the year ended December 31, 2016 was $1.3 million. All amounts due under the lease were paid as of December 20, 2016, and thus there was no further liability due to the related party as of December 31, 2018 or 2017.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Internal Control over Financial Reporting

We acquired Freight Management Plus, Inc. ("Freight Management," or "FMP") on July 6, 2018. Management did not include FMP in its annual evaluation of internal control over financial reporting as of December 31, 2018. We will incorporate FMP into our annual evaluation of internal control over financial reporting for the year ending December 31, 2019. FMP constituted 1.5% of Echo's total assets as of December 31, 2018, including goodwill and intangible assets recorded as part of the purchase accounting, and 0.4% and 0.6% of Echo's revenue and net income, respectively, for the year then ended.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 or an amendment to this Form 10-K filed within such 120-day period.
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

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accountant Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2019 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 or an amendment to this Form 10-K filed within such 120-day period.

PART IV. OTHER INFORMATION

Item 15.    Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements:    Reference is made to the Index to Financial Statements and Notes to Consolidated Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.
(2)    Financial Statement Schedule:    The financial statement schedule required by this item is listed below and included in this report. Schedules not listed are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.
(3)    Exhibits:    Exhibits are as set forth in the section entitled "Exhibit Index" which immediately precedes the section entitled "Signatures" in this Form 10-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

(In thousands)	2018	2017	2016
Allowance for doubtful accounts:
Balance at beginning of year	$3,745	$3,019	$1,627
Provision, charged to expense	2,654	1,894	1,069
Net change of presentation of insurance recoveries	—	299	1,436
Write-offs, less recoveries	(1,781)	(1,467)	(1,113)
Balance at end of year	$4,618	$3,745	$3,019
Deferred tax assets - valuation allowance:
Balance at beginning of year	$3,627	$557	$—
Adjustments	1,613	3,071	557
Balance at end of year	$5,241	$3,627	$557
Note: Amounts may not foot due to rounding.

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.3	(4)	First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(7)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(1)	Form of Indemnification Agreement.

10.8	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.9	(6)
Revolving Credit and Security Agreement, June 1, 2015, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto.

10.10*
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 10, 2015, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., each as co-syndication agents, and the lenders from time to time party thereto.

10.11	(8)
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of October 23, 2018, among Echo Global Logistics, Inc. and Command Transportation, LLC, as co-borrowers, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

21.1		Subsidiaries of Echo. *

23.1		Consent of Ernst & Young LLP. *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*		XBRL Instance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 19, 2016.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2015.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2015.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2015.

(7)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on May 1, 2017.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 2018.
†    Management contract or compensatory plan or arrangement of the Company.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2019.

ECHO GLOBAL LOGISTICS, INC.
By:	/s/ DOUGLAS R. WAGGONER
Douglas R. Waggoner Chairman and Chief Executive Officer
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Douglas R. Waggoner and Kyle L. Sauers, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 22, 2019
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal financial and accounting officer)	February 22, 2019
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Director	February 22, 2019
Samuel K. Skinner

/s/ DAVID C. HABIGER	Director	February 22, 2019
David C. Habiger

/s/ WILLIAM M. FARROW III	Director	February 22, 2019
William M. Farrow III

/s/ MATTHEW W. FERGUSON	Director	February 22, 2019
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 22, 2019
Nelda J. Connors

/s/ VIRGINIA L. HENKELS	Director	February 22, 2019
Virginia L. Henkels