Form 10-Q
period 2019-03-31
Echo Global Logistics, Inc.
filed 2019-04-25
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

600 West Chicago Avenue Suite 725 Chicago, Illinois 60654 Phone: (800) 354-7993 (Address (including zip code) and telephone number (including area code) of registrant's principal executive offices)
____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒    No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 24, 2019, the registrant had 27,897,006 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Revenue	$538,083	$577,091
Costs and expenses:
Transportation costs	439,317	477,168
Selling, general and administrative expenses	80,195	80,518
Depreciation and amortization	9,468	8,905
Income from operations	9,103	10,500
Interest expense	(3,413)	(3,750)
Income before provision for income taxes	5,690	6,749
Income tax expense	(2,194)	(2,023)
Net income	$3,497	$4,727

Earnings per common share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,595	$40,281
Accounts receivable, net of allowance for doubtful accounts of $4,381 and $4,618 at March 31, 2019 and December 31, 2018, respectively	334,949	337,426
Income taxes receivable	—	2,805
Prepaid expenses	7,420	9,048
Other current assets	3,457	4,172
Total current assets	383,422	393,732
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $116,292 and $110,010 at March 31, 2019 and December 31, 2018, respectively	62,216	61,955
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $73,021 and $69,855 at March 31, 2019 and December 31, 2018, respectively	106,397	109,563
Operating lease assets	20,146	—
Other noncurrent assets	3,274	3,485
Total noncurrent assets	501,622	484,593
Total assets	$885,044	$878,325

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$218,993	$216,280
Due to seller, current	933	2,243
Accrued expenses	40,638	48,129
Other current liabilities	5,847	255
Income taxes payable	550	—
Total current liabilities	266,961	266,907
Noncurrent liabilities:
Convertible notes, net	177,300	183,168
Due to seller, noncurrent	967	717
Other noncurrent liabilities	515	18,369
Deferred income taxes	21,339	19,233
Noncurrent operating lease liabilities	34,262	—
Total noncurrent liabilities	234,383	221,487
Total liabilities	501,343	488,394
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,494,622 shares issued and 27,094,812 shares outstanding at March 31, 2019; 31,345,220 shares issued and 27,397,760 shares outstanding at December 31, 2018	3	3
Treasury stock, 4,399,810 and 3,947,460 shares at March 31, 2019 and December 31, 2018, respectively	(90,199)	(79,571)
Additional paid-in capital	349,298	348,397
Retained earnings	124,599	121,102
Total stockholders' equity	383,700	389,932
Total liabilities and stockholders' equity	$885,044	$878,325
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating activities
Net income	$3,497	$4,727
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,176	2,261
Noncash stock compensation expense	2,806	2,515
Noncash interest expense	1,994	2,090
Change in contingent consideration due to seller	290	50
Depreciation and amortization	9,468	8,905
Change in assets:
Accounts receivable	2,509	(23,970)
Income taxes receivable	3,366	(109)
Prepaid expenses and other assets	2,441	(387)
Change in liabilities:
Accounts payable	2,865	22,542
Accrued expenses and other liabilities	(6,237)	(565)
Payments of contingent consideration in excess of costs over estimated earnings	(1,097)	(375)
Net cash provided by operating activities	24,076	17,684
Investing activities
Purchases of property and equipment	(6,382)	(7,612)
Payments for acquisitions, net of cash acquired	(33)	—
Net cash used in investing activities	(6,415)	(7,612)
Financing activities
Payments of contingent consideration due to seller	(253)	—
Proceeds from exercise of stock options	37	1,239
Employee tax withholdings related to net share settlements of equity-based awards	(1,978)	(2,222)
Purchases of treasury stock	(10,371)	—
Purchases of Convertible Notes	(7,783)	—
Proceeds from borrowing on ABL facility	—	12,000
Repayments of amounts borrowed on ABL facility	—	(12,000)
Net cash used in financing activities	(20,348)	(984)
(Decrease)/Increase in cash and cash equivalents	(2,686)	9,088
Cash and cash equivalents, beginning of period	40,281	23,515
Cash and cash equivalents, end of period	$37,595	$32,603
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$298	$207
Cash received during the period for income taxes refunded	3,348	129
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$257	$—
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2018	31,345,220	$3	(3,947,460)	$(79,571)	$348,397	$121,102	$389,932
Share compensation expense	—	—	—	—	2,806	—	2,806
Exercise of stock options	3,000	0	—	—	37	—	37
Common stock issued for vested restricted stock	215,071	0	—	—	(0)	—	—
Common stock issued for vested performance shares	13,267	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(81,936)	(0)	—	—	(1,978)	—	(1,978)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	36	—	36
Purchases of treasury stock	—	—	(452,350)	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	3,497	3,497
Balance at March 31, 2019	31,494,622	$3	(4,399,810)	$(90,199)	$349,298	$124,599	$383,700
Note: Amounts may not foot due to rounding.

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2017	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	2,350	—	2,350
Exercise of stock options	123,442	0	—	—	1,239	—	1,239
Common stock issued for vested restricted stock	195,853	0	—	—	(0)	—	—
Common stock issued for vested performance shares	26,567	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(78,812)	(0)	—	—	(2,222)	—	(2,222)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	4,727	4,727
Balance at March 31, 2018	31,035,100	$3	(3,526,870)	$(69,818)	$338,811	$97,105	$366,101
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year 2019. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2018.

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

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. In July 2018, the FASB issued ASU 2018-11, which added amendments to create an optional transition method that provided an option to use the effective date of Accounting Standards Codification ("ASC") 842, Leases ("ASC Topic 842"), as the date of initial application of the transition. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption, the Company elected the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

The adoption of this new standard resulted in the recording of additional net operating lease assets and operating lease liabilities of $21.0 million and $20.9 million, respectively, as of January 1, 2019 to the existing deferred rent balance of $20.3 million. The standard did not impact the Company's consolidated statement of operations and had no impact on cash flows. The Company fully describes the adoption and impact of this standard in Note 13. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company's current share-based payment awards to non-employees consist only of grants made to its non-employee Directors as compensation solely relates to each individual's role as a non-employee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non-employee Directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on January 1, 2019, and the amendments in this guidance had no effect on the accounting for its share-based payment awards to its non-employee Directors, and had no effect on the consolidated financial statements.

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

3. Acquisitions

On July 6, 2018, the Company acquired Freight Management Plus, Inc. ("Freight Management," or "FMP"), a non-asset based TL and LTL transportation brokerage based in Allison Park, Pennsylvania, and the results of FMP have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of FMP for $6.7 million in cash payable at closing, subject to working capital adjustments, $0.7 million of common stock, par value $0.0001 per share, and an additional $2.9 million in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to June 30, 2021. The acquisition date fair value of the total consideration transferred was $10.5 million. As a result of the purchase accounting for the acquisition, the Company recorded $2.3 million of goodwill, $1.4 million as the estimated opening balance sheet fair value of the contingent consideration obligation, and $5.1 million of customer relationship intangible assets. The fair values of the contingent consideration obligation and the customer relationship intangible assets are considered Level 3 fair value estimates. The fair value of the contingent consideration obligation was based on the probability of reaching the financial forecasts of future operating results, an appropriate discount rate, and the Company's historical experience with similar arrangements as further described in Note 5. The fair value of the customer relationship intangible assets was determined using a discounted cash flow analysis based on the current customers of FMP at the time of the acquisition. The amount of goodwill deductible for U.S. income tax purposes is $0.9 million, which excludes the opening balance sheet fair value of the contingent consideration obligation.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

As of March 31, 2019, the fair value of the contingent consideration has increased to $1.9 million from its opening balance sheet fair value of $1.4 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.

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

The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended March 31,
Client Type	2019	2018
Transactional	$412,144	$453,109
Managed Transportation	125,939	123,982
Revenue	$538,083	$577,091

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended March 31,
Mode	2019	2018
Truckload	$354,319	$400,474
Less than truckload	154,940	147,234
Other revenue	28,824	29,382
Revenue	$538,083	$577,091
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

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

5. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at March 31, 2019 and December 31, 2018 was $1.9 million and $3.0 million, respectively. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged from 5% to 7%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,900)	—	—	$(1,900)

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,960)	—	—	$(2,960)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2018	$(2,960)
Change in fair value of contingent consideration due to seller	(290)
Payment of contingent consideration due to seller	1,350
Balance at March 31, 2019	$(1,900)

For the three months ended March 31, 2019 and 2018, the Company recognized expense of $290 thousand and $50 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business and the effect of the time value of money.

During the three months ended March 31, 2019 and 2018, the Company made contingent earn-out payments of $1.4 million and $0.4 million, respectively, to the sellers of businesses acquired by the Company.

6. Intangibles and Goodwill

The balance of goodwill was $309.6 million as of March 31, 2019 and December 31, 2018, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(60,263)	$89,976	$150,239	$(57,875)	$92,364
Carrier relationships	18,300	(4,126)	14,174	18,300	(3,857)	14,443
Non-compete agreements	5,239	(3,200)	2,039	5,239	(3,003)	2,236
Trade names	5,640	(5,432)	208	5,640	(5,119)	521
	$179,418	$(73,021)	$106,397	$179,418	$(69,855)	$109,563
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $3.2 million for each of the three months ended March 31, 2019 and 2018.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2019	$8,635
2020	10,973
2021	10,362
2022	10,005
2023	9,501
Thereafter	56,920
Total	$106,397
Note: Amounts may not foot due to rounding.

7. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation	$22,745	$31,825
Accrued rebates	3,003	2,669
Accrued employee benefits	3,265	2,620
Accrued professional service fees	2,035	2,082
Accrued interest	2,139	1,017
Deferred rent	—	2,439
Other	7,453	5,476
Total accrued expenses	$40,638	$48,129
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $0.5 million at March 31, 2019 consist of the long-term portion of the Company's uncertain tax liability. The other noncurrent liabilities of $18.4 million at December 31, 2018 consist primarily of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

8. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Income before provision for income taxes	$5,690	$6,749
Income tax expense	$(2,194)	$(2,023)
Effective tax rate	38.6%	30.0%

The difference in the Company's effective tax rate for each of the three months ended March 31, 2019 and 2018 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; an increase in non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

9. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except share and per share data):

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$3,497	$4,727
Denominator:
Denominator for basic earnings per common share - weighted-average shares	27,206,910	27,330,282
Effect of dilutive securities:
Employee stock awards	249,238	395,647
Denominator for dilutive earnings per common share	27,456,148	27,725,929
Basic earnings per common share	$0.13	$0.17
Diluted earnings per common share	$0.13	$0.17

For the three months ended March 31, 2019 and 2018, the Company excluded 10,380 and 40,011 unvested performance and market-based shares, respectively, from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share.

As of March 31, 2019, none of the conditions allowing holders of the Notes (as defined in Note 12) to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three months ended March 31, 2019 and 2018.

10. Stock-Based Compensation Plans

The Company recorded $2.8 million in total stock-based compensation expense with corresponding income tax benefits of $0.7 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recorded $2.5 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million.

During each of the three months ended March 31, 2019 and 2018, the Company did not grant any stock options.

The Company granted 357,465 and 243,267 shares of restricted stock to various employees during the three months ended March 31, 2019 and 2018, respectively.

The Company provides a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 105,543 and 97,966 shares of performance and market-based stock during the three months ended March 31, 2019 and 2018, respectively.

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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of March 31, 2019.

12. Long-Term Debt

ABL Facility

On October 23, 2018, the Company entered into Amendment No. 2 to its Revolving Credit and Security Agreement (the "Second Amendment"), which amends the terms of its existing Revolving Credit and Security Agreement, dated as of June 1, 2015, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended by the Second Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), with an extended maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. The Company's obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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

The terms of the Amended ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) excess availability falls below certain specified levels.

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For the three months ended March 31, 2019 and 2018, the Company recorded $0.1 million and $0.2 million of interest expense related to ABL Facility issuance costs, respectively.

Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.2 million for each of the three months ended March 31, 2019 and 2018.

The Company did not draw on the ABL Facility during the three months ended March 31, 2019. The Company drew $12.0 million on the ABL Facility during the three months ended March 31, 2018, all of which was repaid as of March 31, 2018. No amounts were outstanding on the ABL Facility as of March 31, 2019 and 2018. As there is no outstanding draw on the ABL Facility at March 31, 2019, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

The issuance of letters of credit under the ABL Facility reduces available borrowings. As of March 31, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at March 31, 2019, as determined by the working capital assets pledged as collateral, was $245.4 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at March 31, 2019 was $244.7 million.

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

At issuance, the Company estimated the straight debt borrowing rates to be 5.75% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of $198.5 million and a fair value of the equity component of $31.5 million. The fair value of the equity component was recorded as a debt discount, with the offset recorded as a credit to additional paid-in capital within stockholders' equity. The $31.5 million debt discount and Note issuance costs discussed below are being amortized to interest expense under the effective interest method over the 5-year life of the Notes, using an effective interest rate of 6.33%.

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

The Company's intent and policy will be to settle the remaining principal amount of Notes in cash, and any excess conversion premium in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of March 31, 2019 and 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for each of the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, the Company repurchased $7.9 million par value of the Notes for $7.8 million. The Company accounted for these transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, resulting in the recognition of a $0.2 million loss primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's respective consolidated statement of operations. During the three months ended March 31, 2018, the Company did not repurchase any of the Notes, and thus did not have a corresponding gain or loss to record on the consolidated statement of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

As of March 31, 2019 and December 31, 2018, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	March 31, 2019	December 31, 2018
Convertible senior notes, principal amount	$184,695	$192,585
Unamortized debt discount	(6,174)	(7,862)
Unamortized debt issuance costs	(1,221)	(1,555)
Convertible senior notes, net	$177,300	$183,168

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2019 was $183.6 million. The fair value of the Notes was estimated based on the trading price of the Notes at March 31, 2019. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the three months ended March 31, 2019 and 2018, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual coupon interest	$1,201	$1,438
Debt discount amortization	1,405	1,597
Loss on extinguishment of debt	199	—
Debt issuance cost amortization	278	316
Interest expense, Notes	$3,082	$3,350
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from March 31, 2019 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2019	2020
Senior convertible notes, including interest	$191,621	4,617	$187,004

13. Leases

The Company leases office space for purposes of conducting its business. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. All Company leases, consisting primarily of facility leases, were evaluated upon the adoption of ASC Topic 842, and it was determined that these were all operating leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term. The Company also has some leases that include termination options. The exercise of lease renewal or termination options is at the Company's sole discretion, and it does not recognize these options as part of its right-of-use assets ("ROU assets") or lease liabilities. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at inception. The Company has performed an evaluation of other contracts with customers and suppliers in accordance with ASC Topic 842 and has determined that, except for the facility leases described above, none of its contracts contain a lease.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

The balance sheet classification of lease assets and liabilities is as follows (in thousands):

March 31, 2019
ROU assets:
Operating lease assets	$20,146

Operating lease liabilities:
Current portion in other current liabilities	$5,590
Noncurrent operating lease liabilities	34,262
Total operating lease liabilities	$39,852

The components of lease cost for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,452
Short-term lease cost	44
Total lease cost	$1,496

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $2.1 million and was included in net cash provided by operating activities in the consolidated statements of cash flows.

The average lease term and discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (in years)	7.5
Weighted average operating discount rate	7.6%

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$6,293
2020	8,035
2021	5,801
2022	6,088
2023	5,846
Thereafter	20,772
Total lease payments	$52,835
Less: imputed interest	12,983
Total operating lease liabilities	$39,852

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018

Practical Expedients

The Company adopted the the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories: Transactional and Managed Transportation. We provide brokerage and transportation management services to our Transactional clients on a shipment-by-shipment basis, typically with individual or spot market pricing. We typically enter into multi-year agreements with our Managed Transportation clients, generally with terms of one to three years, to satisfy some, or substantially all, of their transportation management needs. As part of our value proposition, we also provide core logistics services to these clients.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
(Unaudited, in thousands except per share data)	2019	2018
Consolidated statements of operations data:
Revenue	$538,083	$577,091
Transportation costs	439,317	477,168
Net revenue (1)	98,766	99,923
Operating expenses:
Commissions	30,023	30,200
Selling, general and administrative expenses	49,882	50,268
Contingent consideration expense	290	50
Depreciation and amortization	9,468	8,905
Total operating expenses	89,663	89,423
Income from operations	9,103	10,500
Interest expense	(3,413)	(3,750)
Income before provision for income taxes	5,690	6,749
Income tax expense	(2,194)	(2,023)
Net income	$3,497	$4,727
Earnings per common share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17
Shares used in per share calculations (in thousands):
Basic	27,207	27,330
Diluted	27,456	27,726
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended March 31,
(Unaudited, in thousands)	2019	2018
Revenue	$538,083	$577,091
Transportation costs	439,317	477,168
Net revenue	$98,766	$99,923

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $538.1 million and $577.1 million for the three months ended March 31, 2019 and 2018, respectively, representing a period-over-period decrease of 6.8%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the three months ended March 31, 2019 and 2018, Transactional clients accounted for 76.6% and 78.5% of our revenue, respectively, and Managed Transportation clients accounted for 23.4% and 21.5% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the three months ended March 31, 2019, TL accounted for 65.8% of our revenue, LTL accounted for 28.8% of our revenue and other transportation modes accounted for 5.4% of our revenue. For the three months ended March 31, 2018, TL accounted for 69.4% of our revenue, LTL accounted for 25.5% of our revenue and other transportation modes accounted for 5.1% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2019 was $98.8 million, a decrease of 1.2% from $99.9 million in the comparable period of 2018.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2019 and 2018, our commission expense was $30.0 million and $30.2 million, respectively. Commission expense increased to 30.4% of our net revenue as of March 31, 2019, as compared to 30.2% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the three months ended March 31, 2019 and 2018, our selling, general and administrative expenses were $49.9 million and $50.3 million, respectively. For the three months ended March 31, 2019 and 2018, selling, general and administrative expenses as a percentage of net revenue were 50.5% and 50.3%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, we recorded expense of $0.3 million and $0.1 million, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three months ended March 31, 2019 and 2018, depreciation expense was $6.3 million and $5.7 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For each of the three months ended March 31, 2019 and 2018, amortization expense was $3.2 million.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our convertible senior notes due 2020 issued in May 2015 (the "Notes"). As of March 31, 2019, an aggregate principal amount of $184.7 million of the Notes remained outstanding. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes, and the interest expense related to our ABL Facility. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $3.4 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively.

Comparison of the three months ended March 31, 2019 and 2018

Revenue

Revenue for the three months ended March 31, 2019 was $538.1 million, a decrease of 6.8% from $577.1 million in the comparable period of 2018. Included in our 2019 revenue was $4.7 million of revenue from the acquisition of Freight Management Plus, Inc. ("Freight Management" or "FMP"). The decrease in revenue was primarily attributable to a decrease of 6.3% in revenue per shipment, along with a decrease of 0.5% in volume.

Revenue from Transactional clients for the three months ended March 31, 2019 was $412.1 million, a decrease of 9.0% from $453.1 million in the comparable period of 2018. The decrease in Transactional revenue was driven by a decrease in TL volume and revenue per shipment. Revenue from Transactional clients was 76.6% of our revenue for the three months ended March 31, 2019, a decrease from 78.5% of our revenue in the comparable period of 2018.

Revenue from Managed Transportation clients for the three months ended March 31, 2019 was $125.9 million, an increase of 1.6% from $124.0 million in the comparable period of 2018. The increase in Managed Transportation revenue was driven by an increase in revenue per client. Revenue from Managed Transportation clients was 23.4% of our revenue for the three months ended March 31, 2019, an increase from 21.5% of revenue in the comparable period of 2018.

Transportation costs

Transportation costs for the three months ended March 31, 2019 were $439.3 million, a decrease of 7.9% from $477.2 million in the comparable period of 2018. Our transportation costs as a percentage of revenue decreased to 81.6% for the three months ended March 31, 2019 from 82.7% in the comparable period of 2018. The 0.5% decline in the total number of shipments and the 7.5% decrease in carrier rates per shipment drove the decrease in our transportation costs during this period.

Net revenue

Net revenue for the three months ended March 31, 2019 was $98.8 million, a decrease of 1.2% from $99.9 million in the comparable period of 2018. The decrease in net revenue was driven by the 6.3% decrease in revenue per shipment and the 0.5% decline in the total number of shipments. Net revenue margins increased to 18.4% for the three months ended March 31, 2019, from 17.3% in the comparable period of 2018, due to an increase in TL margins.

Operating expenses

Commission expense for the three months ended March 31, 2019 was $30.0 million, a decrease of 0.6% from $30.2 million in the comparable period of 2018, due to lower net revenue. For the three months ended March 31, 2019, commission expense was 30.4% of net revenue, compared to 30.2% in the comparable period of 2018. The increase in commission expense as a percentage of net revenue for the three months ended March 31, 2019 was due to the fluctuations in the composition of our net revenue by mode and sales channel type.

Selling, general and administrative expenses for three months ended March 31, 2019 remained relatively flat at $49.9 million from $50.3 million in the comparable period in 2018. As a percentage of net revenue, selling, general and administrative expenses remained relatively flat at 50.5% for the three months ended March 31, 2019, as compared to 50.3% in the comparable period of 2018.

The contingent consideration fair value adjustment resulted in expense of $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The expense for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of March 31, 2019.

Depreciation expense for the three months ended March 31, 2019 was $6.3 million, an increase of 11.3% from $5.7 million in the comparable period of 2018. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for each of the three months ended March 31, 2019 and 2018 was $3.2 million.

Income from operations

Income from operations for the three months ended March 31, 2019 was $9.1 million, compared to $10.5 million in the comparable period of 2018. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $3.4 million for the three months ended March 31, 2019, a decrease from $3.8 million in the comparable period of 2018. The decrease in interest expense is due to a decrease in the amortization of issuance costs and cash interest related to the Amended ABL Facility, and cash interest related to the Notes, offset by the loss on extinguishment of debt recognized upon our repurchase in 2019 for a portion of our outstanding Notes.

Income tax expense

We recognized income tax expense of $2.2 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended March 31, 2019 was 38.6%, compared to an effective tax rate of 30.0% in the comparable period of 2018. The difference in our effective tax rate for each of the three months ended March 31,

2019 and 2018 from the statutory federal tax rate of 21% was primarily due to state taxes; an increase in non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net income

Net income for the three months ended March 31, 2019 was $3.5 million, compared to $4.7 million in the comparable period of 2018, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2019, we had $37.6 million in cash and cash equivalents, $116.5 million in working capital and $244.7 million available under our ABL Facility.

Cash provided by operating activities

During the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $24.1 million and $17.7 million, respectively. We generated $20.2 million and $20.5 million in cash from net income (adjusted for noncash operating items) for the three months ended March 31, 2019 and 2018, respectively. This cash flow generation was increased by $3.8 million in the current year primarily due to the receipt of the income tax receivable, and offset by $2.9 million in the same period of 2018 primarily due to the timing of payments made and received during the year resulting from changes in working capital.

Cash used in investing activities

During the three months ended March 31, 2019 and 2018, net cash used in investing activities was $6.4 million and $7.6 million, respectively. During the three months ended March 31, 2019, the primary investing activities were the internal development of computer software and the purchases of property and equipment. During the three months ended March 31, 2018, the primary investing activities were purchases of property and equipment, leasehold improvements and the internal development of computer software.

Cash used in financing activities

During the three months ended March 31, 2019 and 2018, net cash used in financing activities was $20.3 million and $1.0 million, respectively. During the three months ended March 31, 2019, the primary financing activities were the purchases of treasury stock and convertible notes. During the three months ended March 31, 2018,  primary financing activities were the proceeds from exercise of stock options and and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $12.0 million on our ABL Facility during the three months ended March 31, 2018, all of which was repaid as of March 31, 2018.

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

At March 31, 2019, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At March 31, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at March 31, 2019, as determined by the working capital assets pledged as collateral, was $245.4 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at March 31, 2019 was $244.7 million.

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

In 2019, we also expect to use available cash to make approximately $0.9 million of potential contingent earn-out payments, as well as $4.6 million to satisfy the semi-annual Notes coupon payment due May 1, 2019 and November 1, 2019. In addition, we currently expect to use $20 million to $24 million for capital expenditures for the remainder of 2019.

We may also opt to use cash to repurchase up to $14.8 million of our common stock or Notes under the remaining authority under our repurchase program. The timing and amount of any common stock or convertible notes repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Changes in Critical Accounting Policies

We adopted ASC Topic 842 on January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC Topic 842, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes in our accounting policies for leases under the new standard are discussed in Note 13, Leases, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2019 and 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2019, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2019 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/19-1/31/19	171,337	$22.55	155,495	$29,727
2/1/19-2/28/19	187,520	$24.40	160,672	$25,807
3/1/19-3/31/19	175,429	$23.71	136,183	$14,800
Total	534,286	$23.58	452,350
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020. As of March 31, 2019, $14.8 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 25, 2019		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 25, 2019		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer