Form 10-Q
period 2019-06-30
Echo Global Logistics, Inc.
filed 2019-07-25
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue
Suite 725
Chicago, Illinois 60654
Phone: (800) 354-7993
(Address (including zip code) and telephone number (including area code)
of registrant's principal executive offices)

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	ECHO	NASDAQ Global Select Market
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

As of July 24, 2019, the registrant had 27,282,367 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenue	$553,775	$634,811	$1,091,858	$1,211,902
Costs and expenses:
Transportation costs	453,173	528,022	892,489	1,005,190
Selling, general and administrative expenses	80,138	84,644	160,333	165,162
Depreciation and amortization	9,793	9,033	19,261	17,939
Income from operations	10,672	13,112	19,775	23,612
Interest expense	(3,555)	(3,754)	(6,968)	(7,504)
Income before provision for income taxes	7,117	9,358	12,807	16,107
Income tax expense	(2,050)	(1,680)	(4,244)	(3,702)
Net income	$5,067	$7,678	$8,564	$12,405

Earnings per common share:
Basic	$0.19	$0.28	$0.32	$0.45
Diluted	$0.19	$0.28	$0.32	$0.45
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,022	$40,281
Accounts receivable, net of allowance for doubtful accounts of $3,981 and $4,618 at June 30, 2019 and December 31, 2018, respectively	321,680	337,426
Income taxes receivable	665	2,805
Prepaid expenses	8,196	9,048
Other current assets	3,173	4,172
Total current assets	349,737	393,732
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $123,054 and $110,010 at June 30, 2019 and December 31, 2018, respectively	61,291	61,955
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $76,053 and $69,855 at June 30, 2019 and December 31, 2018, respectively	103,365	109,563
Operating lease assets	19,852	—
Other noncurrent assets	4,210	3,485
Total noncurrent assets	498,307	484,593
Total assets	$848,044	$878,325

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$220,035	$216,280
Due to seller, current	950	2,243
Accrued expenses	35,461	48,129
Other current liabilities	5,704	255
Total current liabilities	262,151	266,907
Noncurrent liabilities:
Convertible notes, net	153,381	183,168
Due to seller, noncurrent	1,150	717
Other noncurrent liabilities	533	18,369
Deferred income taxes	21,926	19,233
Noncurrent operating lease liabilities	33,174	—
Total noncurrent liabilities	210,164	221,487
Total liabilities	472,316	488,394
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,498,159 shares issued and 26,396,576 shares outstanding at June 30, 2019; 31,345,220 shares issued and 27,397,760 shares outstanding at December 31, 2018	3	3
Treasury stock, 5,101,583 and 3,947,460 shares at June 30, 2019 and December 31, 2018, respectively	(105,679)	(79,571)
Additional paid-in capital	351,739	348,397
Retained earnings	129,666	121,102
Total stockholders' equity	375,729	389,932
Total liabilities and stockholders' equity	$848,044	$878,325
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating activities
Net income	$8,564	$12,405
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,788	2,943
Noncash stock compensation expense	5,230	4,737
Noncash interest expense	4,202	4,211
Change in contingent consideration due to seller	490	100
Depreciation and amortization	19,261	17,939
Change in assets:
Accounts receivable	15,778	(71,543)
Income taxes receivable	2,328	745
Prepaid expenses and other assets	900	(3,407)
Change in liabilities:
Accounts payable	3,785	63,517
Accrued expenses and other liabilities	(11,023)	3,409
Payments of contingent consideration in excess of costs over estimated earnings	(1,097)	(375)
Net cash provided by operating activities	51,206	34,680
Investing activities
Purchases of property and equipment	(13,166)	(13,231)
Investments in business entities	—	(1,000)
Payments for acquisitions, net of cash acquired	(33)	—
Net cash used in investing activities	(13,198)	(14,231)
Financing activities
Payments of contingent consideration due to seller	(253)	(550)
Proceeds from exercise of stock options	37	3,561
Employee tax withholdings related to net share settlements of equity-based awards	(2,027)	(2,318)
Purchases of treasury stock	(26,108)	—
Purchases of Convertible Notes	(33,915)	—
Proceeds from borrowing on ABL facility	15,000	12,000
Repayments of amounts borrowed on ABL facility	(15,000)	(12,000)
Net cash (used in) provided by financing activities	(62,266)	693
(Decrease) Increase in cash and cash equivalents	(24,259)	21,141
Cash and cash equivalents, beginning of period	40,281	23,515
Cash and cash equivalents, end of period	$16,022	$44,656
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,904	$3,282
Cash paid during the period for income taxes	2,476	144
Cash received during the period for income taxes refunded	$3,348	$129
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2018	31,345,220	$3	(3,947,460)	$(79,571)	$348,397	$121,102	$389,932
Share compensation expense	—	—	—	—	2,806	—	2,806
Exercise of stock options	3,000	0	—	—	37	—	37
Common stock issued for vested restricted stock	215,071	0	—	—	(0)	—	—
Common stock issued for vested performance shares	13,267	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(81,936)	(0)	—	—	(1,978)	—	(1,978)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	36	—	36
Purchases of treasury stock	—	—	(452,350)	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	3,497	3,497
Balance at March 31, 2019	31,494,622	3	(4,399,810)	(90,199)	349,298	124,599	383,700
Share compensation expense	—	—	—	—	2,425	—	2,425
Common stock issued for vested restricted stock	5,789	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(2,252)	(0)	—	—	(49)	—	(49)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	66	—	66
Purchases of treasury stock	—	—	(701,773)	(15,480)	—	—	(15,480)
Net income	—	—	—	—	—	5,067	5,067
Balance at June 30, 2019	31,498,159	$3	(5,101,583)	$(105,679)	$351,739	$129,666	$375,729
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2017	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	2,350	—	2,350
Exercise of stock options	123,442	0	—	—	1,239	—	1,239
Common stock issued for vested restricted stock	195,853	0	—	—	(0)	—	—
Common stock issued for vested performance shares	26,567	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(78,812)	(0)	—	—	(2,222)	—	(2,222)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	4,727	4,727
Balance at March 31, 2018	31,035,100	3	(3,526,870)	(69,818)	338,811	97,105	366,101
Share compensation expense	—	—	—	—	2,212	—	2,212
Exercise of stock options	201,900	0	—	—	2,322	—	2,322
Common stock issued for vested restricted stock	9,870	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(3,405)	(0)	—	—	(96)	—	(96)
Net income	—	—	—	—	—	7,678	7,678
Balance at June 30, 2018	31,243,465	$3	(3,526,870)	$(69,818)	$343,249	$104,783	$378,218
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year 2019. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2018.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

The adoption resulted in a lease asset of $21.0 million and lease liability of $41.2 million, respectively, as of January 1, 2019. The Company's previous liability for deferred rent of $20.3 million was offset against the right of use asset upon adoption of the new standard. The standard did not impact the Company's consolidated statement of operations and had no impact on cash flows. The Company fully describes the adoption and impact of this standard in Note 13. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

3. Acquisitions

On July 6, 2018, the Company acquired Freight Management Plus, Inc. ("Freight Management," or "FMP"), a non-asset based truckload and less than truckload transportation brokerage based in Allison Park, Pennsylvania, and the results of FMP have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of FMP for $6.7 million in cash payable at closing, $0.7 million of common stock, par value $0.0001 per share, and an additional $2.9 million in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to June 30, 2021. The acquisition date fair value of the total consideration transferred was $10.5 million. The Company recorded $2.3 million of goodwill, $1.4 million as the estimated opening balance sheet fair value of the contingent consideration obligation, and $5.1 million of customer relationship intangible assets. The fair values of the contingent consideration obligation and the customer relationship intangible assets are considered Level 3 fair value estimates. The fair value of the contingent consideration obligation was based on the probability of reaching the financial forecasts of future operating results, an appropriate discount rate, and the Company's historical experience with similar arrangements as further described in Note 5. The fair value of the customer relationship intangible assets was determined using a discounted cash flow analysis based on the current customers of FMP at the time of the acquisition. The amount of goodwill deductible for U.S. income tax purposes is $0.9 million, which excludes the opening balance sheet fair value of the contingent consideration obligation.

As of June 30, 2019, the fair value of the contingent consideration has increased to $2.1 million from its opening balance sheet fair value of $1.4 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Client Type	2019	2018	2019	2018
Transactional	$428,224	$502,788	$840,369	$955,897
Managed Transportation	125,551	132,023	251,490	256,005
Revenue	$553,775	$634,811	$1,091,858	$1,211,902

Note: Amounts may not foot due to rounding.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mode	2019	2018	2019	2018
Truckload	$362,254	$443,711	$716,572	$844,186
Less than truckload	165,046	160,584	319,985	307,818
Other revenue	26,476	30,516	55,301	59,898
Revenue	$553,775	$634,811	$1,091,858	$1,211,902
Note: Amounts may not foot due to rounding.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

5. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at June 30, 2019 and December 31, 2018 was $2.1 million and $3.0 million, respectively. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,100)	—	—	$(2,100)

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,960)	—	—	$(2,960)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2018	$(2,960)
Change in fair value of contingent consideration due to seller	(490)
Payment of contingent consideration due to seller	1,350
Balance at June 30, 2019	$(2,100)

For the three months ended June 30, 2019 and 2018, the Company recognized expense of $200 thousand and $50 thousand, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized expense of $490 thousand and $100 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business and the effect of the time value of money.

During the six months ended June 30, 2019 and 2018, the Company made contingent earn-out payments of $1.4 million and $0.9 million, respectively, to the sellers of businesses acquired by the Company.

6. Intangibles and Goodwill

The balance of goodwill was $309.6 million as of June 30, 2019 and December 31, 2018, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(62,626)	$87,613	$150,239	$(57,875)	$92,364
Carrier relationships	18,300	(4,396)	13,904	18,300	(3,857)	14,443
Non-compete agreements	5,239	(3,391)	1,848	5,239	(3,003)	2,236
Trade names	5,640	(5,640)	—	5,640	(5,119)	521
	$179,418	$(76,053)	$103,365	$179,418	$(69,855)	$109,563

Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $3.0 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $6.2 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2019	$5,603
2020	10,973
2021	10,362
2022	10,005
2023	9,501
Thereafter	56,920
Total	$103,365

Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

7. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation	$22,874	$31,825
Accrued rebates	3,322	2,669
Accrued employee benefits	2,454	2,620
Accrued professional service fees	1,599	2,082
Accrued interest	879	1,017
Deferred rent	—	2,439
Other	4,333	5,476
Total accrued expenses	$35,461	$48,129

Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $0.5 million at June 30, 2019 consist of the long-term portion of the Company's uncertain tax liability. The other noncurrent liabilities of $18.4 million at December 31, 2018 consist primarily of the portion of deferred rent in excess of twelve months and the long-term uncertain tax liability.

8. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before provision for income taxes	$7,117	$9,358	$12,807	$16,107
Income tax expense	$(2,050)	$(1,680)	$(4,244)	$(3,702)
Effective tax rate	28.8%	17.9%	33.1%	23.0%

The difference in the Company's effective tax rate for each of the three and six months ended June 30, 2019 and 2018 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

9. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$5,067	$7,678	$8,564	$12,405
Denominator:
Denominator for basic earnings per common share - weighted-average shares	26,731,644	27,603,096	26,969,277	27,466,689
Effect of dilutive securities:
Employee stock awards	59,951	268,850	154,594	332,249
Denominator for dilutive earnings per common share	26,791,595	27,871,946	27,123,871	27,798,938
Basic earnings per common share	$0.19	$0.28	$0.32	$0.45
Diluted earnings per common share	$0.19	$0.28	$0.32	$0.45

For the three and six months ended June 30, 2019 and 2018, the Company excluded 63,978 and 2,538 unvested performance and market-based shares, respectively, from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share.

As of June 30, 2019, none of the conditions allowing holders of the Notes (as defined in Note 12) to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

10. Stock-Based Compensation Plans

The Company recorded $2.4 million and $5.2 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company recorded $2.2 million and $4.7 million in total stock-based compensation expense with corresponding income tax benefits of $0.5 million and $1.2 million, respectively.

During each of the six months ended June 30, 2019 and 2018, the Company did not grant any stock options.

The Company granted 366,417 and 244,448 shares of restricted stock to various employees during the six months ended June 30, 2019 and 2018, respectively.

The Company provides a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 105,543 and 97,966 shares of performance and market-based stock during the six months ended June 30, 2019 and 2018, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of June 30, 2019.

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

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For the three months ended June 30, 2019 and 2018, the Company recorded $0.1 million and $0.2 million of interest expense, respectively, related to ABL Facility issuance costs. For the six months ended June 30, 2019 and 2018, the Company recorded $0.2 million and $0.4 million of interest expense, respectively, related to ABL Facility issuance costs.

Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

The Company drew $15.0 million and $12.0 million on the ABL Facility during the six months ended June 30, 2019 and 2018, respectively, all of which was repaid as of June 30, 2019 and 2018. No amounts were outstanding on the ABL Facility as

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

of June 30, 2019 and 2018. As there is no outstanding draw on the ABL Facility at June 30, 2019, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. As of June 30, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at June 30, 2019, as determined by the working capital assets pledged as collateral, was $237.7 million. After adjusting for the letters of credit, the Company's remaining availability under the ABL Facility at June 30, 2019 was $237.0 million.

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

The Company has the intent and ability to refinance on a long-term basis the remaining principal amount of the Notes on May 1, 2020 using the Amended ABL Facility, which is considered noncurrent. As of June 30, 2019, the Company continues to classify the convertible debt as a noncurrent liability on the consolidated balance sheet. The Company expects to settle any excess conversion premium that exists in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of June 30, 2019 and 2018, none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for each of the three and six months ended June 30, 2019 and 2018.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

During the six months ended June 30, 2019, the Company repurchased $34.3 million par value of the Notes for $33.9 million. The Company accounted for these transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, resulting in the recognition of a loss of $0.5 million and $0.7 million for the three and six months ended June 30, 2019, respectively. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's respective consolidated statements of operations. During the six months ended June 30, 2018, the Company did not repurchase any of the Notes, and thus did not have a corresponding gain or loss to record on the consolidated statements of operations for three and six ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	June 30, 2019	December 31, 2018
Convertible senior notes, principal amount	$158,295	$192,585
Unamortized debt discount	(4,102)	(7,862)
Unamortized debt issuance costs	(811)	(1,555)
Convertible senior notes, net	$153,381	$183,168

Note: Amounts may not foot due to rounding.

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2019 was $157.2 million. The fair value of the Notes was estimated based on the trading price of the Notes at June 30, 2019. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the three and six months ended June 30, 2019 and 2018, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual coupon interest	$1,064	$1,438	$2,265	$2,875
Debt discount amortization	1,321	1,622	2,726	3,219
Loss on extinguishment of debt	513	—	711	—
Debt issuance cost amortization	261	321	539	637
Interest expense, Notes	$3,159	$3,380	$6,241	$6,730
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from June 30, 2019 to the maturity of the Notes on May 1, 2020 are as follows (in thousands):

	Total	2019	2020
Senior convertible notes, including interest	$162,252	1,979	$160,274

Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

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

The balance sheet classification of lease assets and liabilities is as follows (in thousands):

June 30, 2019
ROU assets:
Operating lease assets	$19,852

Operating lease liabilities:
Current portion in other current liabilities	$5,704
Noncurrent operating lease liabilities	33,174
Total operating lease liabilities	$38,879

Note: Amounts may not foot due to rounding.

The components of lease cost for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,411	$2,863
Short-term lease cost	44	89
Total lease cost	$1,455	$2,952

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $4.2 million and was included in net cash provided by operating activities in the consolidated statements of cash flows.

The average lease term and discount rate were as follows:

June 30, 2019
Weighted average remaining lease term (in years)	7.2
Weighted average operating discount rate	7.6%

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018

As of June 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$4,210
2020	8,119
2021	5,887
2022	6,178
2023	5,938
Thereafter	20,855
Total lease payments	$51,187
Less: imputed interest	12,309
Total operating lease liabilities	$38,879

Note: Amounts may not foot due to rounding.

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

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands except per share data)	2019	2018	2019	2018
Consolidated statements of operations data:
Revenue	$553,775	$634,811	$1,091,858	$1,211,902
Transportation costs	453,173	528,022	892,489	1,005,190
Net revenue (1)	100,603	106,789	199,369	206,712
Operating expenses:
Commissions	31,059	32,369	61,082	62,569
Selling, general and administrative expenses	48,879	52,225	98,761	102,493
Contingent consideration expense	200	50	490	100
Depreciation and amortization	9,793	9,033	19,261	17,939
Total operating expenses	89,931	93,677	179,594	183,100
Income from operations	10,672	13,112	19,775	23,612
Interest expense	(3,555)	(3,754)	(6,968)	(7,504)
Income before provision for income taxes	7,117	9,358	12,807	16,107
Income tax expense	(2,050)	(1,680)	(4,244)	(3,702)
Net income	$5,067	$7,678	$8,564	$12,405
Earnings per common share:
Basic	$0.19	$0.28	$0.32	$0.45
Diluted	$0.19	$0.28	$0.32	$0.45
Shares used in per share calculations (in thousands):
Basic	26,732	27,603	26,969	27,467
Diluted	26,792	27,872	27,124	27,799
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2019	2018	2019	2018
Revenue	$553,775	$634,811	$1,091,858	$1,211,902
Transportation costs	453,173	528,022	892,489	1,005,190
Net revenue	$100,603	$106,789	$199,369	$206,712
Note: Amounts may not foot due to rounding.

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $1.1 billion and $1.2 billion for the six months ended June 30, 2019 and 2018, respectively, representing a period-over-period decrease of 9.9%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the six months ended June 30, 2019 and 2018, Transactional clients accounted for 77.0% and 78.9% of our revenue, respectively, and Managed Transportation clients accounted for 23.0% and 21.1% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2019, TL accounted for 65.6% of our revenue, LTL accounted for 29.3% of our revenue and other transportation modes accounted for 5.1% of our revenue. For the six months ended June 30, 2018, TL accounted for 69.7% of our revenue, LTL accounted for 25.4% of our revenue and other transportation modes accounted for 4.9% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2019 was $199.4 million, a decrease of 3.6% from $206.7 million in the comparable period of 2018.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2019 and 2018, our commission expense was $61.1 million and $62.6 million, respectively. Commission expense increased to 30.6% of our net revenue as of June 30, 2019, as compared to 30.3% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the six months ended June 30, 2019 and 2018, our selling, general and administrative expenses were $98.8 million and $102.5 million, respectively. For the six months ended June 30, 2019 and 2018, selling, general and administrative expenses as a percentage of net revenue were 49.5% and 49.6%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2019 and 2018, we recorded expense of $0.5 million and $0.1 million, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six months ended June 30, 2019 and 2018, depreciation expense was $13.1 million and $11.5 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2019 and 2018, amortization expense was $6.2 million and $6.5 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our convertible senior notes due 2020 issued in May 2015 (the "Notes"). As of June 30, 2019, an aggregate principal amount of $158.3 million of the Notes remained outstanding. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes, and the interest expense related to our ABL Facility. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $7.0 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.

Comparison of the three months ended June 30, 2019 and 2018

Revenue

Revenue for the three months ended June 30, 2019 was $553.8 million, a decrease of 12.8% from $634.8 million in the comparable period of 2018. Included in our 2019 revenue was $4.4 million of revenue from the acquisition of Freight Management Plus, Inc. ("Freight Management" or "FMP"). The decrease in revenue was primarily attributable to a decrease of 11.9% in revenue per shipment, along with a 1.0% decrease in volume.

Revenue from Transactional clients for the three months ended June 30, 2019 was $428.2 million, a decrease of 14.8% from $502.8 million in the comparable period of 2018. The decrease in Transactional revenue was driven by a decrease in TL volume and revenue per shipment. Revenue from Transactional clients was 77.3% of our revenue for the three months ended June 30, 2019, a decrease from 79.2% of our revenue in the comparable period of 2018.

Revenue from Managed Transportation clients for the three months ended June 30, 2019 was $125.6 million, a decrease of 4.9% from $132.0 million in the comparable period of 2018. The decrease in Managed Transportation revenue was driven by a decrease in revenue per shipment, offset by an increase in volume. Revenue from Managed Transportation clients was 22.7% of our revenue for the three months ended June 30, 2019, an increase from 20.8% of revenue in the comparable period of 2018. This increase in Managed Transportation revenue as a percent of total revenue was driven by the decreases in Transactional revenue per shipment and volume.

Transportation costs

Transportation costs for the three months ended June 30, 2019 were $453.2 million, a decrease of 14.2% from $528.0 million in the comparable period of 2018. Our transportation costs as a percentage of revenue decreased to 81.8% for the three months ended June 30, 2019 from 83.2% in the comparable period of 2018. The 1.0% decline in the total number of shipments and the 13.4% decrease in carrier rates per shipment drove the decrease in our transportation costs during this period.

Net revenue

Net revenue for the three months ended June 30, 2019 was $100.6 million, a decrease of 5.8% from $106.8 million in the comparable period of 2018. The decrease in net revenue was driven by the 11.9% decrease in revenue per shipment and the 1.0% decline in the total number of shipments. Net revenue margins increased to 18.2% for the three months ended June 30, 2019, from 16.8% in the comparable period of 2018, due to an increase in TL net revenue margins.

Operating expenses

Commission expense for the three months ended June 30, 2019 was $31.1 million, a decrease of 4.0% from $32.4 million in the comparable period of 2018, due to lower net revenue. For the three months ended June 30, 2019, commission expense was 30.9% of net revenue, compared to 30.3% in the comparable period of 2018. The increase in commission expense as a percentage of net revenue for the three months ended June 30, 2019 was due to the fluctuations in the composition of our net revenue by mode and sales channel type.

Selling, general and administrative expenses for three months ended June 30, 2019 was $48.9 million, a decrease of 6.4% from $52.2 million in the comparable period in 2018. The decrease was the result of lower incentive compensation. As a percentage of net revenue, selling, general and administrative expenses decreased to 48.6% for the three months ended June 30, 2019, from 48.9% in the comparable period of 2018.

The contingent consideration fair value adjustment resulted in expense of $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The expense for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2019.

Depreciation expense for the three months ended June 30, 2019 was $6.8 million, an increase of 16.5% from $5.8 million in the comparable period of 2018. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense of the three months ended June 30, 2019 and 2018 was $3.0 million, a decrease of 6.2% from $3.2 million in the comparable period of 2018. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships, along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the three months ended June 30, 2019 was $10.7 million, compared to $13.1 million in the comparable period of 2018. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $3.6 million for the three months ended June 30, 2019, a decrease from $3.8 million in the comparable period of 2018. The decrease in interest expense is due to a decrease in the amortization of issuance costs related to the Amended ABL Facility, and the interest related to the Notes, offset by the loss on extinguishment of debt recognized upon our repurchases in 2019 for a portion of our outstanding Notes.

Income tax expense

We recognized income tax expense of $2.1 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended June 30, 2019 was 28.8%, compared to an effective tax rate of 17.9% in the comparable period of 2018. The difference in our effective tax rate for each of the three months ended June 30, 2019 and 2018 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net income

Net income for the three months ended June 30, 2019 was $5.1 million, compared to $7.7 million in the comparable period of 2018, due to the items previously discussed.

Comparison of the six months ended June 30, 2019 and 2018

Revenue

Revenue for the six months ended June 30, 2019 was $1.1 billion, a decrease of 9.9% from $1.2 billion in the comparable period of 2018. Included in our 2019 revenue was $9.2 million of revenue from FMP. The decrease in revenue was primarily attributable to a decrease of 9.2% in revenue per shipment, along with a decrease of 0.7% in volume.

Revenue from Transactional clients for the six months ended June 30, 2019 was $840.4 million, a decrease of 12.1% from $955.9 million in the comparable period of 2018. The decrease in Transactional revenue was driven by a decrease in TL volume and revenue per shipment. Revenue from Transactional clients was 77.0% of our revenue for the six months ended June 30, 2019, a decrease from 78.9% of our revenue in the comparable period of 2018.

Revenue from Managed Transportation clients for the six months ended June 30, 2019 was $251.5 million, a decrease of 1.8% from $256.0 million in the comparable period of 2018. The decrease in Managed Transportation revenue was driven by a decrease in revenue per shipment, offset by an increase in volume. Revenue from Managed Transportation clients was 23.0% of our revenue for the six months ended June 30, 2019, an increase from 21.1% of revenue in the comparable period of 2018. This increase in Managed Transportation revenue as a percent of total revenue was driven by the decreases in Transactional revenue per shipment and volume.

Transportation costs

Transportation costs for the six months ended June 30, 2019 were $0.9 billion, a decrease of 11.2% from $1.0 billion in the comparable period of 2018. Our transportation costs as a percentage of revenue decreased to 81.7% for the six months ended June 30, 2019 from 82.9% in the comparable period of 2018. The 0.7% decline in the total number of shipments and the 10.6% decrease in carrier rates per shipment drove the decrease in our transportation costs during this period.

Net revenue

Net revenue for the six months ended June 30, 2019 was $199.4 million, a decrease of 3.6% from $206.7 million in the comparable period of 2018. The decrease in net revenue was driven by the 9.2% decrease in revenue per shipment and the 0.7% decline in the total number of shipments. Net revenue margins increased to 18.3% for the six months ended June 30, 2019, from 17.1% in the comparable period of 2018, due to an increase in TL net revenue margins.

Operating expenses

Commission expense for the six months ended June 30, 2019 was $61.1 million, a decrease of 2.4% from $62.6 million in the comparable period of 2018, due to lower net revenue. For the six months ended June 30, 2019, commission expense was 30.6% of net revenue, compared to 30.3% in the comparable period of 2018. The increase in commission expense as a percentage of net revenue for the six months ended June 30, 2019 was due to the fluctuations in the composition of our net revenue by mode and sales channel type.

Selling, general and administrative expenses for six months ended June 30, 2019 was $98.8 million, a decrease of 3.6% from $102.5 million in the comparable period in 2018. As a percentage of net revenue, selling, general and administrative expenses remained relatively flat at 49.5% for the six months ended June 30, 2019, as compared to 49.6% in the comparable period of 2018.

The contingent consideration fair value adjustment resulted in expense of $0.5 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. The expense for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2019.

Depreciation expense for the six months ended June 30, 2019 was $13.1 million, an increase of 13.9% from $11.5 million in the comparable period of 2018. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for the six months ended June 30, 2019 and 2018 was $6.2 million, a decrease of 4.3% from $6.5 million in the comparable period of 2018. The decrease in amortization expense was primarily attributable to the accelerated method of amortization of our acquired customer relationships, along with the complete amortization of previously acquired intangible assets.

Income from operations

Income from operations for the six months ended June 30, 2019 was $19.8 million, compared to $23.6 million in the comparable period of 2018. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $7.0 million for the six months ended June 30, 2019, a decrease from $7.5 million in the comparable period of 2018. The decrease in interest expense is due to a decrease in the amortization of issuance costs and interest related to the Notes, offset by the loss on extinguishment of debt recognized upon our repurchases in 2019 for a portion of our outstanding Notes.

Income tax expense

We recognized income tax expense of $4.2 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the six months ended June 30, 2019 was 33.1%, compared to an effective tax rate of 23.0% in the comparable period of 2018. The difference in our effective tax rate for each of the six months ended June 30, 2019 and 2018 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net income

Net income for the six months ended June 30, 2019 was $8.6 million, compared to $12.4 million in the comparable period of 2018, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2019, we had $16.0 million in cash and cash equivalents, $87.6 million in working capital and $237.0 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $51.2 million and $34.7 million, respectively. We generated $40.5 million and $42.3 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2019 and 2018, respectively. This cash flow generation was increased by $10.7 million in the current year primarily due to changes in working capital, along with the receipt of the income tax receivable. The 2018 decrease of $7.7 million was due to changes in working capital, primarily from the timing of payments made and received during the year.

Cash used in investing activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $13.2 million and $14.2 million, respectively. During the six months ended June 30, 2019, the primary investing activities were the internal development of computer software and the purchases of property and equipment. During the six months ended June 30, 2018, the primary investing activities were purchases of property and equipment, leasehold improvements and the internal development of computer software.

Cash (used in) provided by financing activities

During the six months ended June 30, 2019, net cash used in financing activities was $62.3 million, of which the primary financing activities were the purchases of treasury stock and convertible notes. During the six months ended June 30, 2018, net cash provided by financing activities was $0.7 million, of which the primary financing activities were the proceeds from the exercise of stock options and and the use of cash to satisfy employee tax withholdings upon the vesting of equity-based awards. We also drew $15.0 million and $12.0 million on our ABL Facility during the six months ended June 30, 2019 and 2018, respectively, all of which was repaid as of June 30, 2019 and 2018.

ABL Facility

On October 23, 2018, we entered into Amendment No. 2 to the Revolving Credit and Security Agreement, which amended the terms of the Revolving Credit and Security Agreement, dated as of June 1, 2015, as amended, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), and a maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. Our obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain of our working capital assets.

At June 30, 2019, there was no outstanding balance on the ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2019, as determined by the working capital assets pledged as collateral, was $237.7 million. After adjusting for the letters of credit, our remaining availability under the ABL Facility at June 30, 2019 was $237.0 million.

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

In 2019, we also expect to use available cash to make approximately $1.0 million of potential contingent earn-out payments, as well as $2.0 million to satisfy the semi-annual Notes coupon payment due November 1, 2019. In addition, we currently expect to use $14 million to $17 million for capital expenditures for the remainder of 2019.

We may also opt to use cash to repurchase up to $23.2 million of our common stock or Notes under the remaining authority under our repurchase program. The timing and amount of any common stock or convertible notes repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Changes in Critical Accounting Policies

We adopted ASC Topic 842 on January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC Topic 842, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes in our accounting policies for leases under the new standard are discussed in Note 13, Leases, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q as incorporated herein by reference.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three and six months ended June 30, 2019 and 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2019, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2019 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/19-4/30/19	194,133	$24.36	193,332	$48,688
5/1/19-5/31/19	350,654	$21.55	350,480	$26,395
6/1/19-6/30/19	159,238	$20.27	157,961	$23,189
Total	704,025	$22.04	701,773
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020. Lastly, on April 30, 2019, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity through October 31, 2020. As of June 30, 2019, $23.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

Item 6.    Exhibits
A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index.

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO GLOBAL LOGISTICS, INC.

Date:	July 25, 2019		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 25, 2019		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer