Form 10-K
period 2019-12-31
Echo Global Logistics, Inc.
filed 2020-02-28
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ECHO	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant's most recent completed second quarter, was $553.9 million (based upon closing price of these shares on the Nasdaq Global Select Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 27, 2020 was 26,809,472.

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

Our Company

Echo Global Logistics is a leading provider of technology-enabled transportation and supply chain management solutions. We utilize a proprietary technology platform to compile and analyze data from our multi-modal network of transportation providers to satisfy the transportation and logistics needs of our clients. Our platform enables us to quickly adapt to and offer efficient and cost-effective solutions for our clients' shipping needs. We focus primarily on arranging transportation with truckload ("TL") and less than truckload ("LTL") carriers. We also offer intermodal (which involves moving a shipment by rail and truck), small parcel, domestic air, expedited and international transportation services. Our core logistics services, primarily brokerage and transportation management services, include carrier selection, dispatch, load management and tracking.

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

Our revenue from Transactional clients was $1.7 billion in 2019, $1.9 billion in 2018 and $1.5 billion in 2017. Revenue from Transactional clients as a percentage of total revenue was 77.1%, 78.5% and 79.2%, in 2019, 2018 and 2017, respectively.

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
Our revenue from Managed Transportation clients was $500.1 million in 2019, $524.1 million in 2018 and $404.3 million in 2017. Revenue from Managed Transportation clients as a percentage of total revenue was 22.9%, 21.5% and 20.8% in 2019, 2018 and 2017, respectively.
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
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities and integrate with new technology partners. Our next generation architecture (“EchoAccelerator”) focuses on driving development, automation and speed to market through all of the processes that we manage across modes. The four key areas of emphasis are: 1) quoting and pricing; 2) carrier selection, load-matching, and booking; 3) in-transit visibility, monitoring, and notifications; and 4) settlement. The agility of EchoAccelerator is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. In 2019, 2018 and 2017, we spent approximately $16.9 million, $18.2 million and $19.0 million, respectively, on the continued development of Optimizer, EchoAccelerator, and related technologies.
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
In order to streamline communication and electronic tracking during the lifecycle of a load, we utilize our carrier portal and mobile app (“EchoDrive”), which provides carriers with more flexibility, transparency and control. With EchoDrive, drivers receive fewer update phone calls, and dispatchers have a more efficient way to manage their drivers.
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
Mode-Specific Offerings
For our Transactional clients, Echo offers a wide array of shipping options from which to choose:
•Truckload.    We provide TL service across all TL segments, including dry van, temperature-controlled and flatbed trucks. Our Truckload Quoting Tool technology uses our predictive pricing algorithms, industry relationships and historical lane-specific price and capacity data to quickly satisfy our clients' TL needs.
•Less than Truckload.     We maintain relationships with, and utilize the vast majority of LTL carriers in the market. Using our innovative RateIQ 2.0, EchoShip and EchoTrak technology, we obtain real-time price and transit time information for every LTL shipment we broker.
•Small Parcel.    We provide small parcel services for packages of all sizes. Using our EchoPak technology, we often are able to deliver cost saving opportunities to those clients with significant small parcel freight spend.
•Intermodal.    Intermodal transportation is the shipping of freight by multiple modes. We offer intermodal transportation services for our clients that utilize a combination of truck and rail. Our dedicated intermodal team can select the combination of truck and rail services that best satisfies each client's individual price and shipment criteria.
•Domestic Air and Expedited Services.    We provide domestic air and expedited shipment services for our clients whose delivery requirements cannot be satisfied by traditional over-the-road service.
•International.    For clients seeking the ease of a comprehensive international delivery option, we provide air and ocean transportation services. Dedicated account teams are able to consolidate shipments, coordinate routing, prearrange custom clearance and organize local pick-up and delivery, all in an effort to minimize the time and economic burdens associated with international shipping.

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
Transportation management and logistics services that we provide to such clients can include:
•Rate negotiation;
•Procurement of transportation, both contractually and in the spot market;
•Shipment execution and tracking;
•Carrier management, selection, reporting and compliance;
•Executive dashboard presentations and detailed shipment reports;
•Freight bill payment and audit;
•Claims processing and service refund management;
•Design and management of inbound client freight programs;
•Individually configured web portals and self-service data warehouses;
•Enterprise resource planning ("ERP") integration with transactional shipment data;
•Integration of shipping applications into client e-commerce sites; and
•Back-end reports customized to the internal reporting needs of the client's business.
Our Employees
As of December 31, 2019, Echo had 2,539 employees, of which 1,669 were sales representatives and agents.
Our sales representatives and agents are located in approximately 30 offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers and carriers. Sales agents work independently or in station offices and generally are experienced industry sales professionals managing their own client relationships. Both sales representatives and agents are primarily responsible for managing and servicing the client and carrier relationships whose business they secure.
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
Our Carrier Network
In 2019, we continued to enhance our vast carrier network of motor, rail, air and ocean freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Since we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
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
The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one or a limited number of carriers. Our largest carrier accounted for less than 4% of our total 2019 transportation costs.
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

Seasonality

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
In 2019, we continued to enhance our sizable carrier network of motor, rail, air and ocean freight transportation providers. We expect to continue to rely on these carriers to fulfill our clients' shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity tightens or the transportation industry experiences further consolidation among carriers, our ability to serve our clients on competitive terms could be significantly limited. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may be unable to obtain sufficient pricing information to effectively utilize Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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
The success of our business depends to a large extent on our relationships with our clients and our reputation for providing high-quality technology-enabled transportation and logistics services. We do not own or control the transportation assets that deliver our clients' freight, and we do not employ the people directly involved in delivering the freight. We rely on independent third parties to provide TL, LTL, small parcel, intermodal, domestic air, expedited and international carrier services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our clients with important service data and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our commitments to our clients, our operating results could be adversely affected, and our clients could utilize the services of our competitors temporarily or permanently. Many of these risks are beyond our control and difficult to anticipate, including:
•changes in rates charged by transportation providers;

•supply shortages in the transportation industry, particularly among TL carriers;
•interruptions in service or stoppages in transportation as a result of labor disputes; and
•changes in regulations impacting transportation.
If any of the third parties we rely on do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged and our business could suffer.
Higher carrier prices may result in decreased net revenue margin.
Carriers may charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Increased market demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing. Net revenue is a non-GAAP measure calculated as revenue minus transportation costs. Net revenue margin is a non-GAAP measure calculated as net revenue (as previously defined) divided by revenue.
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
Our failure to adequately protect our intellectual property and other proprietary rights could harm our competitive position. We rely on a combination of copyright, trademark and trade secret laws, as well as license agreements and other contractual provisions to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and independent contractors to enter into confidentiality and invention assignment agreements. To date, we have not pursued patent protection for our technology. We currently have thirteen registered trademarks to protect our brands and certain of our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or will prevent third parties from infringing or misappropriating our rights, imitating or duplicating our technology, services or methodologies, including Optimizer, or using trademarks similar to ours. Should we need to resort to litigation to enforce our intellectual property rights or to determine the validity and scope of the rights of others, such litigation could be time-consuming and costly, and the result of any litigation is subject to uncertainty. In addition, Optimizer incorporates open source software components that are licensed to us under various public domain licenses. Although we believe that we have complied with our obligations under the various applicable licenses for the open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of such terms on our business is, therefore, difficult to predict.
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
Our Transactional clients, which accounted for 77.1% and 78.5% of our revenue in 2019 and 2018, respectively, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract, the client can terminate the relationship. Managed Transportation contracts accounting for 11.3% and 3.9% of our total 2019 revenue are scheduled to expire (subject to possible renewal) in 2020 and 2021, respectively.
The volume and type of services we provide each client may vary from year to year and could be reduced if the client were to change its outsourcing or shipping strategy. Our Managed Transportation clients generally are not obligated to spend any particular amount with us, although our Managed Transportation contracts are typically exclusive with respect to point of origin or one or more modes of transportation, meaning that the client is obligated to use us if it ships from the point of origin or uses certain modes. These contractual exclusivity provisions help ensure, but do not guarantee, we receive a significant portion of the amount that our Managed Transportation clients spend on transportation in the applicable mode or modes or from the applicable point of origin. In our experience, compliance with such exclusivity provisions varies from client to client and over time. Our clients' failure to comply with these exclusivity provisions may adversely affect our revenue.
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
The transportation and supply chain industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of industry clients, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:
•Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market by overall economic conditions. In addition, if a downturn in our clients’ business cycles causes a reduction in the volume of freight they ship, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

•Credit risk and working capital: Some of our clients may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some clients may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•Transportation carrier failures: A significant number of our transportation carriers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our clients.

•Expense management: We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.
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
The impact of the coronavirus on our operations, and the operations of our shippers and carriers, may harm our business.
We are monitoring the potential impact of the coronavirus outbreak in China. This includes evaluating the impact on our shippers and carriers, as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance of the impact on us is yet uncertain; however, a material adverse effect on our shippers and carriers could impact our operating results.
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
Advances under our senior secured revolving credit facility entered into in June 2015 (the "ABL Facility") generally bear interest based on one of the following, at our election, plus an applicable margin (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, the interest rates under our ABL Facility will be based on the federal funds rate or the PNC Bank base rate, which may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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
Since our initial public offering in October 2009 through February 27, 2020, the closing sale price of our common stock as reported by the Nasdaq Global Select Market has ranged from a low of $10.04 on November 11, 2010 to a high of $36.65 on September 10, 2018.
Certain factors may cause the market price of our common stock to fluctuate, including:
•fluctuations in our quarterly financial results or the quarterly financial results of companies with which we compete or which are perceived to be similar to us;
•changes in market valuations of similar companies;
•success of competitors' products or services;
•changes in our capital structure, such as future issuances of debt or equity securities;
•announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;
•regulatory developments in the United States or foreign countries;
•litigation involving our company, our general industry or both;
•additions or departures of key personnel;
•investors' general perception of us;
•changes in general economic, industry and market conditions; and
•the impact of our common stock and convertible note repurchase programs.
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
We may not have the ability to raise the funds necessary to settle conversions of our 2.50% convertible notes due May 1, 2020 (the "Notes") or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2019, we leased approximately 225,000 square feet for our corporate headquarters.

As of December 31, 2019, we also operated approximately 30 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet. See Note 20 to the accompanying consolidated financial statements for information regarding our obligations under leases.

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
Holders
As of February 27, 2020, there were four individual holders of record of our common stock. Holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2019.

Date	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/19-10/31/19	2,153	$22.11	—	$23,189
11/1/19-11/30/19	—	—	—	$23,189
12/1/19-12/31/19	175,909	$20.22	175,855	$19,629
Total	178,062	$20.25	175,855
(1)On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50.0 million of capacity and extend the expiration date to October 31, 2020. Most recently, on April 30, 2019, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity through October 31, 2020. As of December 31, 2019, $19.6 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	43,589	$12.43	1,087,749	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	43,589	$12.43	1,087,749
(1)Includes our 2008 Stock Incentive Plan, which was amended and restated as of June 16, 2017 as the Amended and Restated 2008 Stock Incentive Plan.
(2)Includes shares remaining available for future issuance under our Amended and Restated 2008 Stock Incentive Plan.

Item 6.    Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated. This information should be read together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

	Year ended December 31,
	2019	2018	2017(1)	2016	2015
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,184,977	$2,439,701	$1,943,086	$1,716,152	$1,512,299
Transportation costs	1,798,944	2,019,337	1,604,046	1,397,578	1,222,035
Net revenue(2)	386,033	420,363	339,041	318,574	290,264
Operating expenses:
Commissions	116,959	126,822	103,088	95,631	85,957
Selling, general and administrative expenses	195,120	202,928	183,149	175,302	157,056
Contingent consideration expense (benefit)	1,050	410	991	(108)	201
Depreciation and amortization	38,387	36,638	32,728	32,138	24,143
Total operating expenses	351,516	366,798	319,955	302,963	267,357
Income from operations	34,517	53,566	19,085	15,611	22,907
Interest expense	(12,639)	(15,546)	(14,768)	(14,227)	(11,276)
Interest income and other expense	—	0	32	—	(103)
Income before provision for income taxes	21,878	38,020	4,350	1,384	11,528
Income tax (expense) benefit	(7,032)	(9,296)	8,273	206	(3,682)
Net income	14,846	28,723	12,623	1,590	7,846

Net income applicable to common stockholders	$14,846	$28,723	$12,623	$1,590	$7,846
Earnings per common share:
Basic	$0.56	$1.04	$0.46	$0.06	$0.29
Diluted	$0.55	$1.03	$0.45	$0.05	$0.28
Shares used in per share calculations (in thousands):
Basic	26,682	27,598	27,715	28,715	27,473
Diluted	26,823	27,922	28,023	29,302	28,110
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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Revenue	$2,184,977	$2,439,701	$1,943,086	$1,716,152	$1,512,299
Transportation costs	1,798,944	2,019,337	1,604,046	1,397,578	1,222,035
Net revenue	$386,033	$420,363	$339,041	$318,574	$290,264
Note: Amounts may not foot due to rounding.

Employee Count

The number of employees on the last day of the applicable period were as follows:

	Year ended December 31,
	2019	2018	2017	2016	2015
Total employees	2,539	2,595	2,453	2,350	2,335

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$34,626	$40,281	$23,515	$16,646	$56,522
Working capital	105,784	126,825	113,973	100,360	123,432
Total assets	826,666	878,325	838,079	766,768	746,510
Total liabilities	443,353	488,394	479,207	408,618	351,260
Total stockholders' equity	$383,312	$389,932	$358,872	$358,150	$395,250

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019, and which is incorporated by reference herein.

Results of Operations

The following table represents certain results of operations data:

	Year Ended December 31,
	2019	2018	2017(1)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,184,977	$2,439,701	$1,943,086
Transportation costs	1,798,944	2,019,337	1,604,046
Net revenue(2)	386,033	420,363	339,041
Operating expenses:
Commissions	116,959	126,822	103,088
Selling, general and administrative expenses	195,120	202,928	183,149
Contingent consideration expense	1,050	410	991
Depreciation and amortization	38,387	36,638	32,728
Total operating expenses	351,516	366,798	319,955
Income from operations	34,517	53,566	19,085
Interest expense	(12,639)	(15,546)	(14,768)
Interest income and other expense	—	0	32
Income before provision for income taxes	21,878	38,020	4,350
Income tax (expense) benefit	(7,032)	(9,296)	8,273
Net income	$14,846	$28,723	$12,623

Stated as a percentage of net revenue:
Net revenue(2)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	30.3%	30.2%	30.4%
Selling, general and administrative expenses	50.5%	48.3%	54.0%
Contingent consideration expense	0.3%	0.1%	0.3%
Depreciation and amortization	9.9%	8.7%	9.7%
Total operating expenses	91.1%	87.3%	94.4%
Income from operations	8.9%	12.7%	5.6%

Earnings per common share:
Basic	$0.56	$1.04	$0.46
Diluted	$0.55	$1.03	$0.45
Shares used in per share calculations (in thousands):
Basic	26,682	27,598	27,715
Diluted	26,823	27,922	28,023
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

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $2.2 billion and $2.4 billion for the years ended December 31, 2019 and 2018, respectively, reflecting a 10.4% decrease in 2019.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. In 2019 and 2018, Transactional clients accounted for 77.1% and 78.5% of our revenue, respectively, and Managed Transportation clients accounted for 22.9% and 21.5% of our revenue, respectively. We expect to continue to expand both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary shipment modes that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2019, TL accounted for 65.8% of our revenue, LTL accounted for 29.6% of our revenue and other transportation modes accounted for 4.6% of our revenue. In 2018, TL accounted for 69.1% of our revenue, LTL accounted for 26.2% of our revenue and other transportation modes accounted for 4.7% of our revenue.

The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.

Transportation costs and net revenue

We act primarily as a service provider to add value and expertise in the procurement and execution of brokerage and transportation management services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed-fee arrangements that represent an insignificant portion of our revenue. Net revenue is a non-GAAP measure equal to revenue minus transportation costs. Net revenue margin is calculated as net revenue (as previously defined) divided by revenue. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment. In turn, our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our expenses as a percentage of net revenue. In 2019 and 2018, our net revenue was $386.0 million and $420.4 million, respectively, reflecting an 8.2% decrease in 2019.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration, acquisition-related transaction costs, and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which the sales personnel have primary responsibility. In 2019 and 2018, commission expense was $117.0 million and $126.8 million, respectively. In 2019 and 2018, commission expense as a percentage of net revenue was 30.3% and 30.2%, respectively. TL shipments typically have higher commission percentages than other modes. The percentage of net revenue paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration relating to acquired businesses, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, acquisition-related transaction costs, and other general and administrative expenses. In 2019 and 2018, our selling, general and administrative expenses were $195.1 million and $202.9 million, respectively. In 2019 and 2018, selling, general and administrative expenses as a percentage of net revenue were 50.5% and 48.3%, respectively.

Our contingent consideration expense or benefit relates to acquired businesses and is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2019 and 2018, we recorded charges of $1.1 million and $0.4 million, respectively, due to fair value adjustments to our contingent consideration assets and liabilities.

Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internally developed software. In 2019 and 2018, depreciation expense was $26.6 million and $23.6 million, respectively.

Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. In 2019 and 2018, amortization expense was $11.8 million and $13.0 million, respectively.

Interest expense

The interest expense included in our consolidated statement of operations consists of interest expense related to our ABL Facility and our convertible senior notes due May 1, 2020 issued in May 2015 (the "Notes"). In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5 year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. As of December 31, 2019, an aggregate principal amount of $158.3 million of the Notes remained outstanding. The Company has the intent and ability to refinance on a long-term basis the remaining principal amount of the Notes on May 1, 2020 using the Amended ABL Facility. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes. Interest expense was $12.6 million and $15.5 million for 2019 and 2018, respectively.

Critical Accounting Policies

Leases

We adopted Accounting Standards Codification ("ASC") Topic 842 Leases ("ASC Topic 842") on January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, of which prior amounts are not adjusted and continue to be reported in accordance with the account standards in effect for those periods. Under ASC Topic 842, a lessee is required to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. We lease office space for purposes of conducting our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. All Company leases, consisting primarily of facility leases, are considered operating leases. For leases with a lease term of greater than 12 months, we use an incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. Refer to Note 3, New Accounting Pronouncements, and Note 20, Leases, to the consolidated financial statements included in this Form 10-K.
Revenue Recognition
We adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for services. We generate revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For our Transactional business, we provide brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. We categorize a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for our Managed Transportation clients. For the brokerage and transportation management services performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. We are the principal in these transactions and recognize revenue on a gross and relative transit time basis.
Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as we do not have latitude in carrier selection or establish rates with the carrier. We also perform project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients. Refer to Note 5, Revenue, to the consolidated financial statements included in this Form 10-K.
Our 2017 revenue was recognized in accordance with ASC Topic 605-20, Revenue Recognition - Services. Transportation revenue and related transportation costs were recognized when the shipment was delivered by a third-party carrier. Fee for service revenue was recognized when the services were rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction was complete and collection of revenue was reasonably assured. In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, we generally recognized revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we undertook the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery and returns. Certain transactions to provide specific services were recorded at the net amount charged to the client due to the following key factors: (a) we did not have latitude in carrier selection; (b) we did not establish rates with the carrier; and (c) we had credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs. Net revenue equals revenue minus transportation costs.
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
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software projects are expensed as incurred. Cost incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method, with total expense included in depreciation expense.

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
We manage the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. Accounting Standards Update No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment" permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2019, we performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC Topic 350. As part of the qualitative assessment, we compared our current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing our market cap as of the assessment date, macroeconomic conditions, current industry trends and transactions, and other market data of our industry peers. We concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. Customer relationships are being amortized using an accelerated method, while carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method. Refer to Note 8, Intangibles and Other Assets, to the consolidated financial statements included in this Form 10-K.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. Refer to Note 12, Income Taxes, to the consolidated financial statements included in this Form 10-K.

Comparison of years ended December 31, 2019 and 2018

Revenue

Revenue was $2.2 billion in 2019, a decrease of 10.4% from $2.4 billion in 2018. The decrease in revenue was primarily attributable to a 9.7% decrease in revenue per shipment, along with a decrease of 0.8% in volume. Included in our 2019 and 2018 revenue was $17.8 million and $9.7 million, respectively, of revenue from Freight Management Plus, Inc. ("Freight Management" or "FMP"), which we acquired in July 2018.

Revenue from Transactional clients was $1.7 billion in 2019, a decrease of 12.0% from $1.9 billion in 2018. The decrease in Transactional revenue was driven by a decrease in revenue per shipment and volume decreases in the TL mode. Revenue from Transactional clients was 77.1% of our revenue in 2019, a decrease from 78.5% in 2018.

Revenue from Managed Transportation clients was $500.1 million in 2019, a decrease of 4.6% from $524.1 million in 2018. The decrease in Managed Transportation revenue was driven by a decrease in revenue per shipment. Revenue from Managed Transportation clients was 22.9% of our revenue for 2019, an increase from 21.5% of revenue in 2018. This increase in Managed Transportation revenue as a percent of total revenue was driven by the decrease in Transactional revenue per shipment.

Transportation costs

Transportation costs were $1.8 billion in 2019, a decrease of 10.9% from $2.0 billion in 2018. Our transportation costs as a percentage of revenue decreased to 82.3% in 2019 from 82.8% in 2018. The 10.2% decrease in carrier rates per shipment and the 0.8% decline in total number of shipments drove the decrease in our transportation costs during this period.

Net revenue

Net revenue was $386.0 million in 2019, a decrease of 8.2% from $420.4 million in 2018. The decrease in net revenue was driven by a 9.7% decrease in revenue per shipment. Net revenue margins increased to 17.7% in 2019 from 17.2% in 2018 due to an increase in TL net revenue margins.

Operating expenses

Commission expense was $117.0 million in 2019, a decrease of 7.8% from $126.8 million in 2018 due to lower net revenue. For 2019, commission expense was 30.3% of net revenue, compared to 30.2% in 2018. The increase in commission expense as a percentage of net revenue for 2019 was due to the fluctuations in the composition of our net revenue by mode and sales channel type.

Selling, general and administrative expenses was $195.1 million in 2019, a decrease of 3.8% from $202.9 million in 2018. The decrease was the result of lower headcount and lower incentive compensation. As a percentage of net revenue, selling, general and administrative expenses increased to 50.5% in 2019 from 48.3% in 2018. The increase is due to lower net revenue, primarily due to the decline in TL rates.

The contingent consideration fair value adjustment resulted in expense of $1.1 million and $0.4 million in 2019 and 2018, respectively. The expense for both periods was a result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflected the updated probabilities and assumptions as of December 31, 2019.
Depreciation expense was $26.6 million in 2019, an increase of 12.6% from $23.6 million in 2018. The increase in depreciation expense was primarily due to the depreciation of the increased investments in internally developed software and computer equipment.

Amortization expense was $11.8 million in 2019, a decrease of 9.4% from $13.0 million in 2018. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.

Income from operations

Income from operations was $34.5 million in 2019, a decrease of 35.6% from $53.6 million in 2018. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $12.6 million in 2019, a decrease from $15.5 million in 2018. The decrease in interest expense is primarily due to the lower outstanding balance of the Notes due to repurchases in 2019.

Income tax expense

We recognized income tax expense of $7.0 million and $9.3 million for the years ended December 31, 2019 and 2018, respectively. Our effective tax rate for the year ended December 31, 2019 was 32.1%, compared to an effective tax rate of 24.5% in the comparable period of 2018. The difference in our effective tax rate for the year ended December 31, 2019 from our statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expense, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net Income

Net income was $14.8 million in 2019, compared to $28.7 million in 2018, due to items previously discussed.

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

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands, except per share data) (unaudited)
Revenue	$531,677	$561,441	$553,775	$538,083	$582,978	$644,821	$634,811	$577,091
Net revenue(1)	89,682	96,982	100,603	98,766	102,431	111,220	106,789	99,923
Operating income	5,076	9,665	10,672	9,103	13,673	16,281	13,112	10,500
Net income	1,439	4,843	5,067	3,497	6,935	9,383	7,678	4,727
Earnings per common share:
Basic	$0.05	$0.18	$0.19	$0.13	$0.25	$0.34	$0.28	$0.17
Diluted	$0.05	$0.18	$0.19	$0.13	$0.25	$0.33	$0.28	$0.17
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Form 10-K, for a reconciliation of net revenue to revenue, the most comparable GAAP measure.

Liquidity and Capital Resources

As of December 31, 2019, we had $34.6 million in cash and cash equivalents, $105.8 million in working capital and $216.9 million available under our ABL Facility.

Cash provided by operating activities

For the year ended December 31, 2019, $84.5 million of cash was provided by operating activities, compared to $94.2 million in 2018. In 2019, we generated $76.6 million in cash from net income, adjusted for noncash operating items, representing a decrease from $91.3 million in 2018. Changes in working capital primarily relate to changes in accounts receivable, accounts payable and accrued expense balances.

Cash used in investing activities

Cash used in investing activities was $24.0 million and $31.8 million for the years ended December 31, 2019 and 2018 respectively. In 2019, the primary investing activities were capital expenditures, primarily internal use software. In 2018, the primary investing activities were capital expenditures, including internal use software, investments and the acquisition of FMP.

Our capital expenditures were $23.9 million and $24.1 million for the years ended December 31, 2019 and 2018, respectively. Our capital expenditures decreased in 2019 as compared to 2018 due to a slight decrease in internal development of computer software.

Cash used in financing activities

Cash used in financing activities was $66.2 million and $45.7 million in 2019 and 2018, respectively.

In 2019, the primary financing activities were the purchases of $33.9 million of Notes (described in Note 10 to our audited consolidated financial statements appearing elsewhere in this Form 10-K) and $29.0 million of our common stock as part of the repurchase program (described in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K), the $1.2 million payments of contingent consideration up to the amount of contingent consideration liability recognized at the acquisition date, and the $2.1 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $35.0 million on our ABL Facility (all of which was repaid as of December 31, 2019).

In 2018, the primary financing activities were the purchases of $37.2 million of Notes and $9.5 million of our common stock as part of the repurchase program, the $0.6 million payments of contingent consideration, and the $2.6 million use of cash to satisfy employee tax withinholdings upon the vesting of restricted stock. These outflows were offset by the $4.2 million of proceeds from exercise of stock options. We also drew $12.0 million on our ABL Facility (all of which was repaid as of December 31, 2018).

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

At December 31, 2019, there was no outstanding balance on the Amended ABL Facility. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at December 31, 2019, as determined by the working capital assets pledged as collateral, was $217.6 million. After adjusting for the letters of credit, our remaining availability for borrowing under the Amended ABL Facility at December 31, 2019 was $216.9 million. Using the availability on the Amended ABL Facility, we have the intent and ability to refinance on a long-term basis the remaining $158.3 million principal amount of the Notes due May 1, 2020.

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

In 2020, we expect to use available cash to make approximately $1.0 million of potential contingent earn-out payments and$2.0 million to satisfy the semi-annual Note coupon payment. In addition, we currently expect to use approximately $25 million to $27 million for capital expenditures in 2020.

As discussed in Note 13 to our audited consolidated financial statements appearing elsewhere in this Form 10-K, we may also opt to use cash to repurchase up to $19.6 million of our common stock or Notes under the remaining authority under our repurchase program. The timing and amount of any common stock or convertible notes repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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
Contractual Obligations

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2019, we leased approximately 225,000 square feet at our corporate headquarters and we continue to also lease approximately 30 branch sales offices, with a range of lease terms between 3-11 years.
As of December 31, 2019, we had the following contractual obligations (in thousands):

	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$48,333	$8,357	$12,536	$11,810	$15,630
Senior convertible notes, including interest	160,274	160,274	—	—	—
Contingent consideration obligations(1)	1,907	$953	953	—	—
Total	$210,513	$169,584	$13,489	$11,810	$15,630
Note: Amounts may not foot due to rounding.
_________________
(1)This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of the fair values of these contingent consideration obligations as of December 31, 2019.

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

The adoption resulted in a lease asset of $21.0 million and lease liability of $41.2 million, respectively, as of January 1, 2019. The Company's previous liability for deferred rent of $20.3 million, as of January 1, 2019, was offset against the right of use asset upon adoption of the new standard. The standard did not impact the Company's consolidated statement of operations or consolidated statement of cash flows. The Company fully describes the adoption and impact of this standard in Note 20. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Our current share-based payment awards to non-employees consist only of grants made to our non-employee Directors as compensation solely relates to each individual's role as a non-employee Director. As such, in accordance with ASC 718, we account for these share-based payment awards to our non-employee Directors in the same manner as share-based payment awards for our employees. We adopted this standard on January 1, 2019, and the amendments in this guidance had no effect on the accounting for our share-based payment awards to our non-employee Directors, and had no effect on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the accounting for implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance also requires companies to amortize these implementation costs over the life of the service contract in the same line item within the consolidated statements of operations as the fees associated with the hosting service. This accounting standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We early adopted this accounting standard prospectively in the third quarter of 2019, and the adoption of this guidance did not have a material impact on the consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which clarifies the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a significant impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. On October 1, 2019, we early adopted ASU 2017-04. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. We adopted the standard on January 1, 2020, prospectively, and we anticipate that the standard will not have a material effect on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update requires financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard on January 1, 2020, prospectively, and we do not anticipate the standard having a material effect on our consolidated financial statements.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2019 and 2018.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2019. The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Capitalization of Internal Use Software Development Costs

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company capitalizes costs for internal use computer software projects that relate to the application development stage. The Company capitalized $16.9 million of internal use computer software costs during the year ended December 31, 2019 and the net book value of internal use software costs was $31.5 million as of December 31, 2019.

Auditing the Company’s capitalization of internal use computer software costs was complex because management’s determination of which projects and activities that qualify for capitalization requires significant judgment, as only those costs incurred in certain stages of software development can be capitalized in accordance with the applicable accounting standards. In addition, measuring the appropriate amounts to capitalize requires the Company to maintain detailed records of time spent by information technology personnel on software development activities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes for accounting for costs associated with internal use software projects. Our procedures included testing controls over management’s determination of which projects and costs qualify for capitalization in accordance with the applicable accounting standards and the Company’s controls over monitoring time and costs associated with the software development activities.

To test the Company’s capitalization of internal use computer software costs, we performed audit procedures that included, among others, inspecting Company documentation describing the nature of the software projects. We also inquired of the Company’s information technology project managers for significant projects to understand the objective and status of the software projects, and to assess the nature of the costs incurred and the time devoted to capitalizable activities. We also inspected documentation related to the Company’s identification of time and costs supporting amounts recorded as software development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Echo Global Logistics, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2020

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$34,626	$40,281
Accounts receivable, net of allowance for doubtful accounts of $4,255 and $4,618 at December 31, 2019 and 2018, respectively	286,989	337,426
Income taxes receivable	2,473	2,805
Prepaid expenses	8,999	9,048
Other current assets	3,106	4,172
Total current assets	336,193	393,732
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $130,320 and $110,010 at December 31, 2019 and 2018, respectively	58,620	61,955
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $81,656 and $69,855 at December 31, 2019 and 2018, respectively	97,762	109,563
Operating lease assets	19,638	—
Other assets	4,863	3,485
Total noncurrent assets	490,473	484,593
Total assets	$826,666	$878,325

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$187,524	$216,280
Due to seller, current	937	2,243
Accrued expenses	35,229	48,129
Other current liabilities	6,719	255
Total current liabilities	230,409	266,907
Noncurrent liabilities:
Convertible notes, net	156,298	183,168
Due to seller, noncurrent	770	717
Other noncurrent liabilities	641	18,369
Deferred income taxes	23,761	19,233
Noncurrent operating lease liabilities	31,475	—
Total noncurrent liabilities	212,945	221,487
Total liabilities	443,353	488,394
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 31,507,247 shares issued and 26,229,809 shares outstanding at December 31, 2019; 31,345,220 shares issued and 27,397,760 shares outstanding at December 31, 2018	3	3
Treasury stock, 5,277,438 and 3,947,460 shares at December 31, 2019 and 2018, respectively	(109,239)	(79,571)
Additional paid-in capital	356,600	348,397
Retained earnings	135,948	121,102
Total stockholders' equity	383,312	389,932
Total liabilities and stockholders' equity	$826,666	$878,325
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Revenue	$2,184,977	$2,439,701	$1,943,086
Costs and expenses:
Transportation costs	1,798,944	2,019,337	1,604,046
Selling, general and administrative expenses	313,129	330,160	287,227
Depreciation and amortization	38,387	36,638	32,728
Income from operations	34,517	53,566	19,085
Interest income	—	0	32
Interest expense	(12,639)	(15,546)	(14,768)
Interest expense, net	(12,639)	(15,546)	(14,736)
Income before provision for income taxes	21,878	38,020	4,350
Income tax (expense) benefit	(7,032)	(9,296)	8,273
Net income	$14,846	$28,723	$12,623

Earnings per common share:
Basic	$0.56	$1.04	$0.46
Diluted	$0.55	$1.03	$0.45
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2019, 2018 and 2017

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
(In thousands, except share data)	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2017	30,421,273	$3	(2,289,794)	$(49,149)	$328,677	$78,619	$358,150
Share compensation expense	—	—	—	—	9,022	—	9,022
Exercise of stock options	146,950	0	—	—	1,539	—	1,539
Common stock issued for vesting of restricted stock	256,851	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	28,804	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(85,828)	(0)	—	—	(1,793)	—	(1,793)
Purchases of treasury stock	—	—	(1,237,076)	(20,669)	—	—	(20,669)
Net income	—	—	—	—	—	12,623	12,623
Balance at December 31, 2017	30,768,050	3	(3,526,870)	(69,818)	337,445	91,242	358,872
Share compensation expense	—	—	—	—	9,289	—	9,289
Exercise of stock options	384,092	0	—	—	4,230	—	4,230
Common stock issued for vesting of restricted stock	221,291	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	40,868	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(94,304)	(0)	—	—	(2,623)	—	(2,623)
Common shares issued for acquisition	25,223	0	—	—	693	—	693
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(637)	—	(637)
Purchases of treasury stock	—	—	(420,590)	(9,752)	—	—	(9,752)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	28,723	28,723
Balance at December 31, 2018	31,345,220	3	(3,947,460)	(79,571)	348,397	121,102	389,932
Share compensation expense	—	—	—	—	10,194	—	10,194
Exercise of stock options	3,000	0	—	—	37	—	37
Common stock issued for vesting of restricted stock	234,706	0	—	—	(0)	—	—
Common stock issued for vesting of performance shares	13,267	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(88,946)	(0)	—	—	(2,131)	—	(2,131)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	103	—	103
Purchases of treasury stock	—	—	(1,329,978)	(29,668)	—	—	(29,668)
Net income	—	—	—	—	—	14,846	14,846
Balance at December 31, 2019	31,507,247	$3	(5,277,438)	$(109,239)	$356,600	$135,948	$383,312
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating activities
Net income	$14,846	$28,723	$12,623
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,783	7,124	(4,166)
Noncash stock compensation expense	10,194	9,289	9,022
Noncash interest expense	7,345	9,077	8,065
Change in contingent consideration due to seller	1,050	410	1,070
Change in contingent consideration due from seller	—	—	(79)
Loss on disposal of assets	—	—	13
Depreciation and amortization	38,387	36,638	32,728
Change in assets, net of acquisitions:
Accounts receivable	50,469	(12,700)	(78,303)
Income taxes receivable	469	2,542	2,858
Prepaid expenses and other assets	(700)	(4,492)	1,440
Change in liabilities, net of acquisitions:
Accounts payable	(28,586)	11,225	58,056
Accrued expenses and other liabilities	(12,628)	6,783	5,389
Payment of contingent consideration in excess of amounts established in purchase accounting	(1,097)	(375)	—
Net cash provided by operating activities	84,532	94,245	48,716
Investing activities
Purchases of property and equipment	(23,926)	(24,101)	(20,729)
Investments in business entities	—	(1,000)	—
Payments for acquisitions, net of cash acquired	(33)	(6,720)	—
Net cash used in investing activities	(23,959)	(31,821)	(20,729)
Financing activities
Receipt of contingent consideration due from seller	—	—	500
Payments of contingent consideration due to seller	(1,206)	(550)	(695)
Proceeds from exercise of stock options	37	4,230	1,539
Employee tax withholdings related to net share settlements of equity-based awards	(2,131)	(2,623)	(1,793)
Purchases of treasury stock	(29,014)	(9,497)	(20,669)
Purchases of Convertible Notes	(33,915)	(37,217)	—
Proceeds from borrowing on ABL facility	35,000	12,000	84,000
Repayments of amounts borrowed on ABL facility	(35,000)	(12,000)	(84,000)
Net cash used in financing activities	(66,229)	(45,657)	(21,117)
(Decrease) Increase in cash and cash equivalents	(5,656)	16,766	6,869
Cash and cash equivalents, beginning of period	40,281	23,515	16,646
Cash and cash equivalents, end of period	$34,626	$40,281	$23,515
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,430	$6,594	$6,720
Cash paid during the year for income taxes	5,173	174	259
Cash received during the year for income taxes refunded	3,363	189	6,659
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$909	$255	$—
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
1. Description of Business
Echo Global Logistics, Inc. ("the Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less than truckload ("LTL"), small parcel, intermodal, domestic air, expedited and international. The Company's core logistics services, primarily brokerage and transportation management services, include carrier selection, dispatch, load management and tracking.

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
Leases
The Company adopted Accounting Standards Codification ("ASC") Topic 842 Leases ("ASC Topic 842") on January 1, 2019, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. The Company determines if an arrangement contains a lease at inception. Operating leases are recorded as right-of-use assets ("ROU assets"), which are included in operating lease assets, and lease liabilities, which are included in other current liabilities and noncurrent operating lease liabilities on the consolidated balance sheets. As of December 31, 2019, all Company leases were operating leases.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The Company also has some leases that include termination options. The exercise of lease renewal or termination options is at the Company's sole discretion, and it does not recognize these options as part of its ROU assets or lease liabilities. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company's leases generally do not provide an implicit rate, and therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The incremental borrowing rate is influenced by the Company's credit rating and lease term and may differ for individual leases.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
The Company adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components, and therefore both components are accounted for and recognized as lease components.
The Company's 2018 and 2017 leases were recognized in accordance with ASC Topic 840 Leases.
Revenue Recognition
The Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company generates revenue from two different client types: Transactional and Managed Transportation. Most clients are categorized as Transactional clients. For its Transactional business, the Company provides brokerage and transportation management services on a shipment-by-shipment basis. Carrier selection, dispatch, load management and tracking are integrated services that occur within the brokerage and transportation management performance obligation. The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for the Company's Managed Transportation clients. For the brokerage and transportation management services performance obligation, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. The Company is the principal in these transactions and recognizes revenue on a gross and relative transit time basis.
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
The Company's 2017 revenue was recognized in accordance with ASC Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs were recognized when the shipment was delivered by a third-party carrier. In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, revenue was primarily recognized on a gross basis.
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
Segment Reporting
For operating purposes, the Company is organized as one operating segment pursuant to the provisions of ASC Topic 280 Segment Reporting, which establishes accounting standards for segment reporting. The Company's chief operating decision-maker assesses performance and makes resource allocation decisions for the business as a single operating segment. There has been no change from prior periods in the Company's determination that it has one reportable segment for reporting purposes.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
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
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $2.3 million, $2.7 million and $1.9 million of bad debt expense for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software projects are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. The Company capitalized $16.9 million and $18.2 million of internal use software costs during the years ended December 31, 2019 and 2018, respectively. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total expense, included in depreciation expense, for the years ended December 31, 2019, 2018 and 2017 was $17.9 million, $15.0 million and $10.0 million, respectively. At December 31, 2019 and 2018, the net book value of internal use software costs was $31.5 million and $32.5 million, respectively.
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
The Company manages the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. Accounting Standards Update No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment" permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2019, the Company performed a qualitative goodwill impairment assessment of the reporting unit in accordance with ASC 350. As part of the qualitative assessment, the Company compared its current results to the forecasted expectations of our most recent quantitative analysis, along with analyzing its market cap as of the assessment date, macroeconomic conditions, current industry trends and transactions, and other market data of its industry peers. The Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount.
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
Years Ended December 31, 2019, 2018 and 2017
years and 4.0 years, respectively. The weighted-average useful life of total intangible assets is 14.4 years. The customer relationships are being amortized using an accelerated method, while carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method.
Self-Insurance Liability
The Company is self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. The total estimated self-insurance liabilities as of December 31, 2019 and 2018 were $0.8 million and $0.9 million, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. See Note 15 for a description of the Company's accounting for stock-based compensation plans.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "TCJA") was signed into legislation. The Act reduced the federal corporate tax rate from 35% to 21%, and imposed a one-time transition tax on certain foreign earnings, effective January 1, 2018. At December 31, 2017, the Company recorded a decrease in its deferred tax liabilities, with a corresponding net adjustment to the deferred income tax benefit. No transition tax was recorded as the Company does not have any foreign subsidiaries. The 2018 and 2019 tax provisions were recorded in accordance with the Act and the updated guidance within ASC 740, Income Taxes.
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

3. New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. In July 2018, the FASB issued ASU 2018-11 which added amendments to create an optional transition method that provided an option to use the effective date of ASC 842, Leases, as the date of initial application of the transition. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those period. Upon adoption, the Company elected the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components whereby both components are accounted for and recognized as lease components.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
The adoption resulted in a lease asset of $21.0 million and a lease liability of $41.2 million, respectively, as of January 1, 2019. The Company's previous liability for deferred rent of $20.3 million, as of January 1, 2019, was offset against the right of use asset upon adoption of the new standard. The standard did not impact the Company's consolidated statement of operations or consolidated statement of cash flows. The Company fully describes the adoption and impact of this standard in Note 20. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company's current share-based payment awards to non-employees consist only of grants made to the Company's non-employee Directors as compensation solely related to each individual's role as a non-employee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non-employee Directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on January 1, 2019, and the amendments in this guidance had no effect on the accounting for its share-based payment awards to its non-employee Directors, and had no effect on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the accounting for implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance also requires companies to amortize these implementation costs over the life of the service contract in the same line item within the consolidated statements of operations as the fees associated with the hosting service. This new accounting standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted this accounting standard prospectively in the third quarter of 2019, and the adoption of this guidance did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted. On October 1, 2019, the Company early adopted ASU 2017-04. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. The Company adopted the standard on January 1, 2020, prospectively, and it anticipates that the standard will not have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2020, prospectively, and it anticipates that the standard will not have a material effect on the consolidated financial statements.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
4. Acquisitions

On July 6, 2018, the Company acquired Freight Management Plus, Inc. ("Freight Management", or "FMP"), a non-asset based truckload and less than truckload transportation brokerage based in Allison Park, Pennsylvania, and the results of FMP have been included in the Company's consolidated financial statements since the acquisition date. The Company purchased the assets and assumed certain liabilities of FMP for $6.7 million in cash payable at closing, $0.7 million of common stock, par value $0.0001 per share, and an additional $2.9 million in contingent consideration that may become payable upon the achievement of certain performance measures on or prior to June 30, 2021. The acquisition date fair value of the total consideration transferred was $10.5 million. The Company recorded $2.3 million of goodwill, $1.4 million as the estimated opening balance sheet fair value of the contingent consideration obligation and $5.1 million of customer relationship intangible assets. The fair values of the contingent consideration obligation and the customer relationship intangible assets are considered Level 3 fair value estimates. The fair value of the contingent consideration obligation was based on the probability of reaching the financial forecasts of future operating results, an appropriate discount rate and the Company's historical experience with similar arrangements as further described in Note 6 to the consolidated financial statements. The fair value of the customer relationship intangible assets was determined using a discounted cash flow analysis based on the current customers of FMP at the time of the acquisition. The amount of goodwill deductible for U.S. income tax purposes is $0.9 million, which excludes the opening balance sheet fair value of the contingent consideration obligation.

The opening balance sheet fair value of the contingent consideration was $1.4 million. During 2019, the Company made a payment of $1.0 million to the seller of FMP based on the achievement of certain financial measures as defined within the acquisition purchase agreement. As of December, 31, 2019 the fair value of the remaining contingent consideration was $1.7 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.

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

The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services is typically the performance obligation for the Company's Managed Transportation clients. For this performance obligation, revenue is recognized gross as the Company is the principal in these transactions and is recognized as the Managed Transportation client's shipment travels from origin to destination on a relative transit time basis. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
The following table presents the Company's revenue disaggregated by client type (in thousands):

	Year Ended December 31,
Client Type	2019	2018	2017(1)
Transactional	$1,684,872	$1,915,589	$1,538,766
Managed Transportation	500,105	524,112	404,321
Revenue	$2,184,977	$2,439,701	$1,943,086
Note: Amounts may not foot due to rounding.
(1) 2017 amounts have not been adjusted under the modified retrospective method.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Year Ended December 31,
Mode	2019	2018	2017(1)
Truckload	$1,437,566	$1,686,358	$1,322,311
Less than truckload	646,594	638,404	520,593
Other revenue	100,817	114,939	100,183
Revenue	$2,184,977	$2,439,701	$1,943,086
Note: Amounts may not foot due to rounding.
(1) 2017 amounts have not been adjusted under the modified retrospective method.

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

6. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at December 31, 2019 and 2018 was $1.7 million and $3.0 million, respectively. The potential earnout payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period.

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
Years Ended December 31, 2019, 2018 and 2017
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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged between 2% and 3%. Historical results of the respective acquisitions serve as the basis for preparing the financial forecasts used in the valuation.

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,707)	—	—	$(1,707)

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(2,960)	—	—	$(2,960)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at January 1, 2018	$(2,075)
FMP acquisition, acquisition date fair value	(1,400)
Change in contingent consideration due to seller	(410)
Payments of contingent consideration due to seller	925
Balance at December 31, 2018	(2,960)
Change in contingent consideration due to seller	(1,050)
Payments of contingent consideration due to seller	2,303
Balance at December 31, 2019	$(1,707)

For the years ended December 31, 2019, 2018 and 2017, the Company recognized net expense of $1.1 million, $0.4 million and $1.0 million, respectively, in selling, general and administrative expense due to the change in fair value determined

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business and the effect of the time value of money.

For the years ended December 31, 2019, 2018 and 2017, the Company made contingent earn-out payments of $2.3 million, $0.9 million and $0.7 million, respectively, to sellers of businesses acquired by the Company. The Company did not receive any contingent payments during 2019 and 2018. During 2017, the Company received $0.5 million of contingent payments from the seller of Command.

7. Property and Equipment
Property and equipment at December 31, 2019 and 2018, consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Computer equipment	$24,950	$25,060
Software, including internal use software	124,692	107,821
Furniture, fixtures and office equipment	9,678	9,594
Leasehold improvements	29,621	29,491
	188,940	171,966
Less accumulated depreciation	(130,320)	(110,010)
Net property and equipment	$58,620	$61,955
Note: Amounts may not foot due to rounding.
Depreciation expense, including amortization of capitalized internal use software, was $26.6 million, $23.6 million and $18.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Intangibles and Other Assets

The following is a summary of goodwill as of December 31, 2018 (in thousands):

Balance as of January 1, 2018	$307,314
FMP acquisition, goodwill acquired	2,275
Balance as of December 31, 2018	$309,589

The balance of goodwill was $309.6 million as of December 31, 2019 as no changes occurred during the period.

The following is a summary of intangible assets as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(67,317)	$82,922	$150,239	$(57,875)	$92,364
Carrier relationships	18,300	(4,934)	13,366	18,300	(3,857)	14,443
Non-compete agreements	5,239	(3,765)	1,474	5,239	(3,003)	2,236
Trade names	5,640	(5,640)	—	5,640	(5,119)	521
Total intangible assets	$179,418	$(81,656)	$97,762	$179,418	$(69,855)	$109,563
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $11.8 million, $13.0 million and $14.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

2020	$10,973
2021	10,362
2022	10,005
2023	9,501
2024	8,897
Thereafter	48,023
Total	$97,762
Note: Amounts may not foot due to rounding.

9. Accrued Expenses and Other Noncurrent Liabilities

The components of accrued expenses at December 31, 2019 and December 31, 2018 are as follows (in thousands):

	December 31, 2019	December 31, 2018
Accrued compensation	$21,192	$31,825
Accrued rebates	3,119	2,669
Accrued employee benefits	4,235	2,620
Accrued professional service fees	1,395	2,082
Accrued interest	881	1,017
Deferred rent	—	2,439
Other	4,407	5,476
Total accrued expenses	$35,229	$48,129
Note: Amounts may not foot due to rounding.

The other noncurrent liabilities of $0.6 million at December 31, 2019 consist of the long-term portion of the Company's uncertain tax liability. The other noncurrent liabilities of $18.4 million at December 31, 2018 consist primarily of the portion of deferred rent in excess of twelve months, and the long-term uncertain tax liability.

10. Long-Term Debt

ABL Facility

On October 23, 2018, the Company entered into Amendment No. 2 to its Revolving Credit and Security Agreement (the "Second Amendment"), which amended the terms of its existing Revolving Credit and Security Agreement, dated as of June 1, 2015, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified prior to the Second Amendment, the "Existing Credit Agreement" and, as amended by the Second Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), with an extended maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. The Company's obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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
Years Ended December 31, 2019, 2018 and 2017
The terms of the Amended ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels.

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5 year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.5 million, $0.7 million and $0.7 million of interest expense related to the ABL Facility issuance costs, respectively.

Under the Amended ABL Facility, the Company will be required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $1.1 million, $0.8 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company drew $35.0 million, $12.0 million and $84.0 million on the ABL Facility for the years ended December 31, 2019, 2018 and 2017, respectively, all of which was repaid as of December 31, 2019, 2018 and 2017. No amounts were outstanding on the ABL Facility as of December 31, 2019, 2018 and 2017. As there is no outstanding draw on the ABL Facility at December 31, 2019, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2019, there were $0.7 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at December 31, 2019, as determined by the working capital assets pledged as collateral, was $217.6 million. After adjusting for the letters of credit, the Company's remaining availability to borrow under the Amended ABL Facility at December 31, 2019 was $216.9 million.

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
Years Ended December 31, 2019, 2018 and 2017
expense over the term of the Notes using the effective interest method and an effective interest rate of 6.33%. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.

The Company has the intent and ability to refinance on a long-term basis the remaining principal amount of the Notes on May 1, 2020 using the Amended ABL Facility. As of December 31, 2019, the Company continues to classify the convertible debt as a noncurrent liability on the consolidated balance sheet. The Company expects to settle any excess conversion premium that exists in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of December 31, 2019, none of the conditions allowing holders of the Notes to convert have been met, and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company repurchased $34.3 million par value of the 2.50% convertible senior notes for $33.9 million in cash. The Company accounted for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options, resulting in the recognition of a loss of $0.7 million for the year ended loss December 31, 2019. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's respective consolidated statements of operations. During the year ended December 31, 2018, the Company repurchased $37.4 million par value of the 2.50% convertible senior notes for $37.2 million in cash, resulting in a $0.8 million loss.

As of December 31, 2019 and 2018, the carrying amount of the Notes on the consolidated balance sheets is calculated as follows (in thousands):

	December 31, 2019	December 31, 2018
Convertible senior notes, principal amount	$158,295	$192,585
Unamortized debt discount	(1,667)	(7,862)
Unamortized debt issuance costs	(330)	(1,555)
Convertible senior notes, net	$156,298	$183,168

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2019 was $158.1 million. The fair value of the Notes was estimated based on the trading price of the Notes at December 31, 2019. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For 2019, 2018 and 2017, interest expense related to the Notes consisted of the following (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Contractual coupon interest	$4,243	$5,647	$5,750
Debt discount amortization	5,161	6,403	6,140
Loss on extinguishment of debt	711	751	—
Debt issuance cost amortization	1,021	1,266	1,214
Interest expense, Notes	$11,137	$14,067	$13,105
Note: Amounts may not foot due to rounding.

The total undiscounted interest and principal payments due in relation to the Notes from December 31, 2019 to the maturity date of May 1, 2020 is $160.3 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of December 31, 2019.

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
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2019, 2018 and 2017, the Company recognized net increases of $115 thousand, $44 thousand and $359 thousand, respectively, in unrecognized tax benefits that impact the tax rate. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2019 and 2018. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at January 1	$498	$475
Increases related to prior year tax positions	21	4
Increases related to current year tax positions	90	67
Decreases based on settlements with taxing authorities	—	(48)
Balance at December 31	$609	$498
Unrecognized tax benefits, including interest and penalties, are classified as other noncurrent liabilities for the years ended December 31, 2019 and 2018, respectively. The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next twelve months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2019 and 2018, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities before 2016, and state and local income tax examinations, by tax authorities for years before 2015.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
The provision for income taxes consists of the following components for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current:
Federal	$1,628	$1,879	$(4,282)
State	621	293	175
Total current	2,248	2,172	(4,107)
Deferred:
Federal	3,214	5,572	(4,295)
State	1,570	1,552	128
Total deferred	4,783	7,124	(4,166)
Income tax expense (benefit)	$7,032	$9,296	$(8,273)
Note: Amounts may not foot due to rounding.
The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 differs from the amount computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to pretax income because of the effect of the following items (in thousands):

	2019	2018	2017
Tax expense at U.S. federal income tax rate	$4,594	$7,984	$1,522
State income taxes, net of federal income tax effect	1,264	1,441	269
Nondeductible expenses and other	951	(289)	317
Effect of state rate change on deferred items	79	—	148
Research and development credit	(573)	(420)	(528)
Changes in unrecognized tax benefits	115	44	359
Provision to return adjustments	242	515	(298)
Remeasurement of net deferred tax liability resulting from the TCJA	—	—	(8,945)
State tax credits	(2,179)	(1,647)	(3,259)
Valuation allowance	2,552	1,613	2,951
Audit settlements	16	72	—
Amended return refund	—	—	(811)
Work opportunity tax credit	(30)	(18)	—
Income tax expense (benefit)	$7,032	$9,296	$(8,273)
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
For the years ended December 31, 2019 and 2018, the Company's noncurrent deferred tax assets and liabilities consisted of the following (in thousands):

	2019	2018
Noncurrent deferred tax assets:
Reserves and allowances	$3,922	$6,808
Stock options	2,540	2,517
Net operating loss carryforward	16	170
Credit carryforwards	8,953	6,389
Lease liability	8,824	—
Subtotal	24,255	15,884
Valuation allowance	(8,336)	(5,241)
Total noncurrent deferred tax assets	15,919	10,643
Noncurrent deferred tax liabilities:
Prepaid and other expenses	1,046	682
Intangible assets	19,636	14,320
Property and equipment	12,268	12,724
Convertible debt	398	1,871
481(a) adjustment - revenue recognition	1,482	277
Right of use asset	4,849	—
Total noncurrent deferred tax liabilities	39,680	29,875
Net deferred tax liability	$(23,761)	$(19,233)
Note: Amounts may not foot due to rounding.
For the years ended December 31, 2019 and 2018, the Company recorded deferred tax assets of $9.0 million and $6.4 million, respectively, for certain state tax credits with a 5 year credit carryforward period. The Company believes that it is more likely than not that a portion of the benefit from these state tax credit carryforwards will not be realized. In recognition of this risk, the Company recorded valuation allowances of $8.3 million and $5.2 million on the deferred tax asset relating to these state tax credit carryforwards as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company recorded deferred tax assets for federal and state income tax net operating loss carryforwards of $16 thousand and $170 thousand, respectively, which will expire at various dates from tax years 2026 through 2036.

13. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2019, 2018 and 2017, there was no preferred stock outstanding.
Treasury Stock
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
For the years ended December 31, 2019, 2018 and 2017, the Company repurchased 1,329,978, 420,590 and 1,237,076 shares of common stock at a cost of $29.7 million, $9.8 million and $20.7 million, respectively. As of December 31, 2019, the Company has repurchased 5,277,438 shares of common stock, in aggregate, at a cost of $109.2 million.
Convertible Notes
In accordance with the ongoing repurchase program mentioned above, the Company repurchased $34.3 million par value of the 2.50% convertible senior notes for $33.9 million in cash for the year ended December 31, 2019. For the year ended December 31, 2018, the Company repurchased $37.4 million, par value of the 2.50%, convertible senior notes for $37.2 million in cash.

14. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. For the year ended December 31, 2019, the Company excluded 5,377 unvested restricted stock from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested performance and market-based shares excluded from the calculation of diluted earnings per common share for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, no unvested restricted stock, no employee stock options and no unvested performance and market-based shares were excluded from the calculation of diluted earnings per comment share. The computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$14,846	$28,723	$12,623
Denominator:
Denominator for basic earnings per common share - weighted-average shares	26,682,323	27,597,950	27,715,131
Effect of dilutive securities:
Employee stock awards	140,665	323,936	308,033
Denominator for dilutive earnings per common share	26,822,988	27,921,886	28,023,164
Basic earnings per common share	$0.56	$1.04	$0.46
Diluted earnings per common share	$0.55	$1.03	$0.45

15. Stock-Based Compensation Plans
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
Total stock compensation for the years ended December 31, 2019, 2018 and 2017 was $10.2 million, 9.3 million and 9.0 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
There was $12.7 million, $11.4 million and $11.5 million of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2019, 2018 and 2017, respectively. This cost is expected to be recognized over a weighted-average period of 2.23 years.

Stock Option Awards

There were no stock options granted during 2019, 2018 or 2017. Since all options were fully vested as of December 31, 2016, the Company recorded no compensation expense with no corresponding tax benefits for stock option awards for the years ended December 31, 2019, 2018 and 2017.

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	578,291	$10.99	3.0	$8,131
Granted	—	—
Exercised	(146,950)	10.48		1,533
Forfeited or canceled	(10)	10.18
Outstanding at December 31, 2017	431,331	11.16	2.3	7,262
Granted	—	—
Exercised	(384,092)	11.01		7,025
Forfeited or canceled	(650)	11.06
Outstanding at December 31, 2018	46,589	12.42	2.0	368
Granted	—	—
Exercised	(3,000)	12.38		36
Forfeited or canceled	—	—
Outstanding at December 31, 2019	43,589	$12.43	1.0	$361
Options vested and exercisable at December 31, 2019	43,589	$12.43	1.0	$361
The following table provides information about stock options granted and vested in the years ended December 31 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Options vested/exercisable:
Grant date fair value	$243	$259	$2,090
Aggregate intrinsic value	$361	$368	$7,262
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2019, 2018 and 2017, respectively. These amounts change based on the fair market value of the Company's stock, which was $20.70, $20.33 and $28.00 on the last business day of the years ended December 31, 2019, 2018 and 2017, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
Restricted Stock Awards
The Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2019, 2018 and 2017:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	559,491	$25.21
Granted	268,300	22.36
Vested	(248,833)	24.18
Forfeitures	(57,618)	25.38
Non-vested at December 31, 2017	521,340	23.82
Granted	228,014	27.79
Vested	(204,845)	23.56
Forfeitures	(46,198)	25.36
Non-vested at December 31, 2018	498,311	25.60
Granted	360,266	24.14
Vested	(206,943)	25.74
Forfeitures	(29,357)	24.69
Non-vested at December 31, 2019	622,277	$24.75

In 2019, 2018 and 2017, the Company recorded $6.2 million, $5.3 million and $5.7 million in compensation expense with corresponding tax benefits of $1.5 million, $1.3 million and $2.2 million for restricted stock awards, respectively.
In 2019, the Company awarded 360,266 shares of restricted stock to certain employees and directors, of which 33,042 will vest ratably over one year, 1,793 will vest ratably over three years and 325,431 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $19.25 to $29.50.
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

Performance-Based Shares

In 2019, 2018 and 2017, the Company granted 20,722, 19,598 and 27,185 shares of restricted stock at grant date fair values of $28.05, $25.35 and $21.01, respectively, to certain branch executives, which were issued based on financial targets achieved during the respective performance period.

In 2019, 2018 and 2017, the Company recognized $0.5 million, $0.2 million and $0.4 million in stock compensation expense with corresponding tax benefits of $0.1 million, $0.1 million and $0.2 million, respectively, for performance-based shares.

Performance and Market-Based Stock

In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. Stock compensation expense related to these awards is recognized using the accelerated attribution method. The Company granted 105,543, 97,966 and 99,933 shares of

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
performance and market-based stock at grant date fair values of $34.54, $35.41 and $31.15 during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recorded $3.5 million, $3.0 million and $2.9 million in compensation expense with corresponding tax benefits of $0.9 million, $0.7 million and $1.1 million in 2019, 2018 and 2017, respectively.

16. Benefit Plans
The Company maintains a 401(k) savings plan, covering all of the Company's employees upon hiring. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $2.0 million, $2.0 million and $1.8 million, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations.

17. Significant Customer Concentration

For the years ended December 31, 2019, 2018 and 2017, all revenue consisted of sales generated from customers that individually represented less than 10% of the Company's revenue.

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2019
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$538,083	$553,775	$561,441	$531,677
Operating income	9,103	10,672	9,665	5,076
Net income	3,497	5,067	4,843	1,439
Earnings per common share:
Basic	$0.13	$0.19	$0.18	$0.05
Diluted	$0.13	$0.19	$0.18	$0.05
	Year Ended December 31, 2018
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$577,091	$634,811	$644,821	$582,978
Operating income	10,500	13,112	16,281	13,673
Net income	4,727	7,678	9,383	6,935
Earnings per common share:
Basic	$0.17	$0.28	$0.34	$0.25
Diluted	$0.17	$0.28	$0.33	$0.25

19. Related Parties

There were no related party transactions during the years ended December 31, 2019, 2018 or 2017.

20. Leases

The Company adopted ASC Topic 842 on January 1, 2019 using the modified retrospective approach. Comparative information has not been restated and continues to be reported under ASC 840, Leases ("ASC Topic 840"), which was the accounting standard in effect for those periods.

The Company leases office space for purposes of conducting its business. As of December 31, 2019, the Company leases approximately 225,000 square feet at its corporate headquarters in Chicago, Illinois, with a lease term expiring in September 2027. In addition, the Company continues to lease approximately 30 branch sales offices, with a range of lease terms between

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
3-11 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. All Company leases, consisting primarily of facility leases, were evaluated upon the adoption of ASC Topic 842, and it was determined that these were all operating leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term. The Company also has some leases that include termination options. The exercise of lease renewal or termination options is at the Company's sole discretion, and it does not recognize these options as part of its ROU assets or lease liabilities. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at inception. The Company has performed an evaluation of other contracts with customers and suppliers in accordance with ASC Topic 842 and has determined that, except for the facility leases described above, none of its contracts contain a lease.

The balance sheet classification of lease assets and liabilities is as follows (in thousands):

December 31, 2019
ROU assets:
Operating lease assets	$19,638

Operating lease liabilities:
Current portion in other current liabilities	$5,810
Noncurrent operating lease liabilities	31,475
Total operating lease liabilities	$37,285

The components of lease cost for the year ended December 31, 2019 were as follows (in thousands):

December 31, 2019
Operating lease cost	$5,930
Short-term lease cost	261
Total lease cost	$6,191

In accordance with ASC Topic 840, the Company recognized operating lease rental expense on a straight-line basis over the term of the lease. The total rental expense for the years ended December 31, 2018 and 2017 was 6.0 million and 5.9 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $8.6 million and was included in net cash provided by operating activities in the consolidated statement of cash flows. During the year ended December 31, 2019, a total of $2.1 million of right-of-use assets were obtained in exchange for new operating lease liabilities.

The average lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (in years)	6.9
Weighted average operating discount rate	7.5%

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The incremental borrowing rate is influenced by the Company's credit rating and lease term and may differ for individual leases. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
As of December 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2020	8,357
2021	6,139
2022	6,397
2023	6,137
2024	5,673
Thereafter	15,630
Total lease payments	$48,333
Less: imputed interest	11,048
Total operating lease liabilities	$37,285

Practical Expedients

The Company adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components, and therefore both components are accounted for and recognized as lease components.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2020 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 or an amendment to this Form 10-K filed within such 120-day period.
We have adopted a code of ethics, which is available alongside our audit committee charter, nominating and governance charter and compensation committee charter on our website under the "Corporate Governance" tab within the "Governance" subsection of the "Investors" section of our website at http://www.echo.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K.

Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2020 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 or an amendment to this Form 10-K filed within such 120-day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2020 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 or an amendment to this Form 10-K filed within such 120-day period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2020 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 or an amendment to this Form 10-K filed within such 120-day period.

Item 14.    Principal Accountant Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2020 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.
(3)    Exhibits:    Exhibits are as set forth in the section entitled "Exhibit Index" which immediately precedes the section entitled "Signatures" in this Form 10-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

(In thousands)	2019	2018	2017
Allowance for doubtful accounts:
Balance at beginning of year	$4,618	$3,745	$3,019
Provision, charged to expense	2,333	2,654	1,894
Net change of presentation of insurance recoveries	—	—	299
Write-offs, less recoveries	(2,696)	(1,781)	(1,467)
Balance at end of year	$4,255	$4,618	$3,745
Deferred tax assets - valuation allowance:
Balance at beginning of year	$5,241	$3,627	$557
Adjustments	3,095	1,613	3,071
Balance at end of year	$8,336	$5,241	$3,627
Note: Amounts may not foot due to rounding.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.3	(4)	First Supplemental Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.4*		Description of Echo Global Logistics, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(7)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Kyle Sauers.

10.7	(1)	Form of Indemnification Agreement.

10.8	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.9	(6)
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

21.1*		Subsidiaries of Echo.

23.1*		Consent of Ernst & Young LLP.

31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*,**	Cover Page Interactive Data File.

____________________
(1)Incorporated by reference to Form S-1 Registration Statement (File No. 333-150514).
(2)Incorporated by reference to the Company's Current Report on Form 8-K filed on August 19, 2016.
(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014.
(4)Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2015.
(5)Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2015.
(6)Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2015.
(7)Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on May 1, 2017.
(8)Incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 2018.
† Management contract or compensatory plan or arrangement of the Company.
* Filed herewith.
**  The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28nd day of February, 2020.

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

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 28, 2020
Douglas R. Waggoner

/s/ KYLE L. SAUERS	Chief Financial Officer (principal financial and accounting officer)	February 28, 2020
Kyle L. Sauers

/s/ SAMUEL K. SKINNER	Director	February 28, 2020
Samuel K. Skinner

/s/ DAVID C. HABIGER	Director	February 28, 2020
David C. Habiger

/s/ WILLIAM M. FARROW III	Director	February 28, 2020
William M. Farrow III

/s/ MATTHEW W. FERGUSON	Director	February 28, 2020
Matthew W. Ferguson

/s/ NELDA J. CONNORS	Director	February 28, 2020
Nelda J. Connors

/s/ VIRGINIA L. HENKELS	Director	February 28, 2020
Virginia L. Henkels