Form 10-Q
period 2020-03-31
Echo Global Logistics, Inc.
filed 2020-04-23
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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
_______________________

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

As of April 22, 2020, the registrant had 26,614,739 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Revenue	$551,049	$538,083
Costs and expenses:
Transportation costs	461,142	439,317
Selling, general and administrative expenses	79,654	80,195
Depreciation and amortization	9,792	9,468
Income from operations	460	9,103
Interest expense	(2,788)	(3,413)
(Loss) Income before provision for income taxes	(2,328)	5,690
Income tax expense	(605)	(2,194)
Net (loss) income	$(2,933)	$3,497

(Loss) Earnings per common share:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,722	$34,626
Accounts receivable, net of allowance for doubtful accounts of $4,529 and $4,255 at March 31, 2020 and December 31, 2019, respectively	335,373	286,989
Income taxes receivable	2,903	2,473
Prepaid expenses	7,485	8,999
Other current assets	2,878	3,106
Total current assets	387,362	336,193
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $136,820 and $130,320 at March 31, 2020 and December 31, 2019, respectively	56,112	58,620
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $84,474 and $81,656 at March 31, 2020 and December 31, 2019, respectively	94,944	97,762
Operating lease assets	18,865	19,638
Other noncurrent assets	4,316	4,863
Total noncurrent assets	483,826	490,473
Total assets	$871,188	$826,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$236,954	$187,524
Due to seller, current	947	937
Accrued expenses	29,450	35,229
Other current liabilities	5,068	6,719
Total current liabilities	272,420	230,409
Noncurrent liabilities:
Long-term debt, net	98,709	—
Convertible notes, net	69,022	156,298
Due to seller, noncurrent	790	770
Other noncurrent liabilities	637	641
Deferred income taxes	24,683	23,761
Noncurrent operating lease liabilities	30,731	31,475
Total noncurrent liabilities	224,572	212,945
Total liabilities	496,991	443,353
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,703,669 shares issued and 25,936,569 shares outstanding at March 31, 2020; 31,507,247 shares issued and 26,229,809 shares outstanding at December 31, 2019	3	3
Treasury stock, 5,767,100 and 5,277,438 shares at March 31, 2020 and December 31, 2019, respectively	(118,679)	(109,239)
Additional paid-in capital	359,857	356,600
Retained earnings	133,015	135,948
Total stockholders' equity	374,197	383,312
Total liabilities and stockholders' equity	$871,188	$826,666
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating activities
Net (loss) income	$(2,933)	$3,497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,038	2,176
Noncash stock compensation expense	4,608	2,806
Noncash interest expense	1,491	1,994
Change in contingent consideration due to seller	30	290
Depreciation and amortization	9,792	9,468
Change in assets:
Accounts receivable	(48,384)	2,509
Income taxes (payable) receivable	(425)	3,366
Prepaid expenses and other assets	885	2,441
Change in liabilities:
Accounts payable	49,417	2,865
Accrued expenses and other liabilities	(5,852)	(6,237)
Payments of contingent consideration in excess of costs over estimated earnings	—	(1,097)
Net cash provided by operating activities	9,668	24,076
Investing activities
Purchases of property and equipment	(5,101)	(6,382)
Payments for acquisitions, net of cash acquired	—	(33)
Net cash used in investing activities	(5,101)	(6,415)
Financing activities
Payments of contingent consideration due to seller	—	(253)
Proceeds from exercise of stock options	381	37
Employee tax withholdings related to net share settlements of equity-based awards	(1,541)	(1,978)
Purchases of treasury stock	(10,349)	(10,371)
Purchases of Convertible Notes	(88,961)	(7,783)
Proceeds from borrowing on ABL facility	100,000	—
Net cash used in financing activities	(470)	(20,348)
Increase (Decrease) in cash and cash equivalents	4,097	(2,686)
Cash and cash equivalents, beginning of period	34,626	40,281
Cash and cash equivalents, end of period	$38,722	$37,595
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,156	$298
Cash received during the period for income taxes refunded	—	3,348
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$—	$257
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2019	31,507,247	$3	(5,277,438)	$(109,239)	$356,600	$135,948	$383,312
Share compensation expense	—	—	—	—	4,608	—	4,608
Exercise of stock options	32,000	0	—	—	381	—	381
Common stock issued for vested restricted stock	247,224	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(82,802)	(0)	—	—	(1,541)	—	(1,541)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(190)	—	(190)
Purchases of treasury stock	—	—	(489,662)	(9,440)	—	—	(9,440)
Net loss	—	—	—	—	—	(2,933)	(2,933)
Balance at March 31, 2020	31,703,669	$3	(5,767,100)	$(118,679)	$359,857	$133,015	$374,197
Note: Amounts may not foot due to rounding.

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2018	31,345,220	$3	(3,947,460)	$(79,571)	$348,397	$121,102	$389,932
Share compensation expense	—	—	—	—	2,806	—	2,806
Exercise of stock options	3,000	0	—	—	37	—	37
Common stock issued for vested restricted stock	215,071	0	—	—	(0)	—	—
Common stock issued for vested performance shares	13,267	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(81,936)	(0)	—	—	(1,978)	—	(1,978)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	36	—	36
Purchases of treasury stock	—	—	(452,350)	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	3,497	3,497
Balance at March 31, 2019	31,494,622	$3	(4,399,810)	$(90,199)	$349,298	$124,599	$383,700
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019

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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year 2020. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2019.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results can differ from those estimates.

Adoption of ASC Topic 326, "Financial Instruments - Credit Loss"

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses ("ASC Topic 326"), using the prospective approach. Results for reporting periods beginning on or after January 1, 2020 are presented under ASC Topic 326. Prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

The Company is exposed to potential credit losses related to its trade receivables, which the Company categorizes as either Transactional or Managed Transportation. For its Transactional trade receivables, the Company utilizes historical loss information to develop an estimate for future expected credit losses. For its Managed Transportation trade receivables, the Company estimates its potential future expected credit losses on a customer specific basis. The Company considers current economic conditions and forecasts when determining its credit loss estimate based on the aging schedule. The Company transacts with customers in a variety of industries and adjusts its estimate accordingly if it becomes aware of financial difficulties for a specific customer.

The Company extends credit to certain clients as part of its business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. The Company reviews each credit request and considers, among other factors, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that satisfy the credit review may receive a line of credit or an increase in their existing credit amount. The Company believes this review and approval process helps mitigate the risk of client defaults on extensions of credit and any potential credit losses. Additionally, the Company maintains a credit insurance policy for certain accounts.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
The following table summarizes the components of the allowance as of March 31, 2020 (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2019	$4,255
Provision, charged to expense	484
Write-offs	(608)
Recoveries	398
Balance at March 31, 2020	$4,529

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair values of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 4). The fair value of the liability component of the Notes (as defined in Note 11) was determined using the discounted cash flow analysis discussed in Note 11.

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. This update requires financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected.

The Company adopted this standard on January 1, 2020 using the prospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. At March 31, 2020, the Company reported $335.4 million of accounts receivable, net of allowance of $4.5 million. Changes in the allowance were not material for the three months ended March 31, 2020. The Company fully describes the adoption and impact of this standard in Note 1. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard was effective for annual periods beginning after December 15, 2019. The Company adopted the standard on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
3. Revenue

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

The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services are typically the performance obligation for the Company's Managed Transportation clients. For this performance obligation, revenue is recognized gross, as the Company is the principal in these transactions, and is recognized as the Managed Transportation client's shipment travels from origin to destination on a relative transit time basis. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis, as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.

The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended March 31,
Client Type	2020	2019
Transactional	$428,374	$412,144
Managed Transportation	122,675	125,939
Revenue	$551,049	$538,083

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended March 31,
Mode	2020	2019
Truckload	$367,781	$354,319
Less than truckload	157,945	154,940
Other revenue	25,323	28,824
Revenue	$551,049	$538,083

Commissions

The Company recognizes commission expense when incurred because the amortization period is less than one year. Commission expense is recognized on a relative transit time basis, which aligns with the Company's revenue recognition policy.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at both March 31, 2020 and December 31, 2019 was $1.7 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and an appropriate discount rate for each contingent liability. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and would still be classified as a contingent liability on the balance sheet. If the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates used in determining the fair value of the contingent consideration due to seller ranged from 2% to 3%. Historical results of the respective acquisitions serve as the basis for the financial forecasts used in the valuation.

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,737)	—	—	$(1,737)

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,707)	—	—	$(1,707)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2019	$(1,707)
Change in fair value of contingent consideration due to seller	(30)
Balance at March 31, 2020	$(1,737)

For the three months ended March 31, 2020 and 2019, the Company recognized expense of $30 thousand and $290 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business and the effect of the time value of money.

During the three months ended March 31, 2020, the Company did not make any contingent earn-out payments. During the three months ended March 31, 2019, the Company made contingent earn-out payments of $1.4 million to the sellers of businesses acquired by the Company.

5. Intangibles and Goodwill

The balance of goodwill was $309.6 million as of March 31, 2020 and December 31, 2019, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(69,680)	$80,559	$150,239	$(67,317)	$82,922
Carrier relationships	18,300	(5,203)	13,097	18,300	(4,934)	13,366
Non-compete agreements	5,239	(3,952)	1,287	5,239	(3,765)	1,474
Trade names	5,640	(5,640)	—	5,640	(5,640)	—
	$179,418	$(84,474)	$94,944	$179,418	$(81,656)	$97,762
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $2.8 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2020	$8,155
2021	10,362
2022	10,005
2023	9,501
2024	8,897
Thereafter	48,023
Total	$94,944
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
6. Accrued Expenses and Other Liabilities

The components of accrued expenses at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation	$17,478	$21,192
Accrued rebates	2,353	3,119
Accrued employee benefits	3,372	4,235
Accrued professional service fees	1,226	1,395
Accrued interest	1,022	881
Other	4,000	4,407
Total accrued expenses	$29,450	$35,229
Note: Amounts may not foot due to rounding.

The other current liabilities of $5.1 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively, consist primarily of the current portion of the Company's operating lease liabilities. The other noncurrent liabilities of $0.6 million at both March 31, 2020 and December 31, 2019 consist of the long-term portion of the Company's uncertain tax liability.

7. Income Taxes

The following table shows the Company's effective income tax rate for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
(Loss) Income before provision for income taxes	$(2,328)	$5,690
Income tax expense	$(605)	$(2,194)
Effective tax rate	(26.0)%	38.6%

The difference in the Company's effective tax rate for each of the three months ended March 31, 2020 and 2019 from the Company's statutory federal tax rate of 21% was primarily due to state taxes, non-deductible expenses and share based payment awards, offset in part by the impact of certain tax credits.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
8. (Loss) Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock, restricted stock units and performance shares. The computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(2,933)	$3,497
Denominator:
Denominator for basic earnings per common share - weighted-average shares	26,006,644	27,206,910
Effect of dilutive securities:
Employee stock awards	—	249,238
Denominator for dilutive earnings per common share	26,006,644	27,456,148
Basic (loss) earnings per common share	$(0.11)	$0.13
Diluted (loss) earnings per common share	$(0.11)	$0.13

For the three months ended March 31, 2020, the Company excluded 181,830 incremental shares related to stock-based awards were not included in the computation of diluted loss per common share because of the net loss during the period. For the three months ended March 31, 2019, the Company excluded 10,380 unvested performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2019.

As of March 31, 2020, none of the conditions allowing holders of the Notes (as defined in Note 11) to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three months ended March 31, 2020 and 2019.

9. Stock-Based Compensation Plans

The Company recorded $4.6 million in total stock-based compensation expense with corresponding income tax benefits of $1.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recorded $2.8 million in total stock-based compensation expense with corresponding income tax benefits of $0.7 million.

During each of the three months ended March 31, 2020 and 2019, the Company did not grant any stock options.

The Company granted 3,069 and 357,465 shares of restricted stock to various employees during the three months ended March 31, 2020 and 2019, respectively.

The Company granted 377,534 restricted stock units to various employees during the three months ended March 31, 2020. There were no restricted stock units granted during the three months ended March 31, 2019.

The Company provides a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 139,191 and 105,543 shares of performance and market-based stock during the three months ended March 31, 2020 and 2019, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company believes the assessment is without merit and is currently defending the Company's position through a formal appeals process. The Company has not recorded any potential loss related to this matter as of March 31, 2020.

11. Long-Term Debt

ABL Facility

On October 23, 2018, the Company entered into Amendment No. 2 to its Revolving Credit and Security Agreement (the "Second Amendment"), which amends the terms of its existing Revolving Credit and Security Agreement, dated as of June 1, 2015, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended by the Second Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), with an extended maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; under certain conditions. The Company's obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain working capital assets.

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

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the Amended ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the Amended ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the three months ended March 31, 2020 and 2019, the Company recorded $0.1 million of interest expense related to the Amended ABL Facility issuance costs.

Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the Amended ABL Facility of $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company drew $100.0 million on the Amended ABL Facility during the three months ended March 31, 2020, all of which is outstanding as of March 31, 2020. As there is an outstanding amount drawn on the ABL at March 31, 2020, the unamortized issuance costs are presented as a reduction to the carrying amount of the debt on the consolidated balance sheet. The Company did not draw on the Amended ABL Facility during the three months ended March 31, 2019. No amounts were outstanding on the Amended ABL Facility as of March 31, 2019. As there was no outstanding draw on the Amended ABL

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
Facility at March 31, 2019, the unamortized issuance costs were presented as a deferred asset on the consolidated balance sheet for that period. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the Amended ABL Facility reduces available borrowings. As of March 31, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at March 31, 2020, as determined by the working capital assets pledged as collateral, was $258.4 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, the Company's remaining availability under the Amended ABL Facility at March 31, 2020 was $157.7 million.

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

The Company has the intent and ability to refinance on a long-term basis the remaining principal amount of Notes on May 1, 2020 using the Amended ABL Facility. As of March 31, 2020, the Company continues to classify the convertible debt as a noncurrent liability on the consolidated balance sheet. The Company expects to settle any excess conversion premium that exists in shares of common stock. As such, the principal amount of the Notes will not be included in the calculation of diluted earnings per common share, but any conversion premium that exists will be included in the calculation of diluted earnings per common share using the treasury stock method. As of March 31, 2020 none of the conditions allowing holders of the Notes to convert have been met and no conversion spread exists. As such, the Notes did not have a dilutive impact on diluted loss per common share for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company repurchased $89.1 million par value of the Notes for $89.0 million. The Company accounted for these transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, resulting in the recognition of a loss of $0.2 million for the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased $7.9 million par value of the Notes for $7.8 million and recognized a loss of $0.2 million. The losses were primarily for the write-off of the unamortized debt discount related to the Notes, which were included in interest expense in the Company's respective consolidated statement of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2020 and 2019
As of March 31, 2020 and December 31, 2019, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	March 31, 2020	December 31, 2019
Convertible senior notes, principal amount	$69,242	$158,295
Unamortized debt discount	(184)	(1,667)
Unamortized debt issuance costs	(36)	(330)
Convertible senior notes, net	$69,022	$156,298

The Notes are carried on the consolidated balance sheets at their principal amount, net of the unamortized debt discount and unamortized debt issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2020 was $69.1 million. The fair value of the Notes was estimated based on the trading price of the Notes at March 31, 2020. As trading volume is low, these are quoted prices for identical instruments in markets that are not active, and thus are Level 2 in the fair value hierarchy.

For the three months ended March 31, 2020 and 2019, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual coupon interest	$919	$1,201
Debt discount amortization	1,012	1,405
Loss on extinguishment of debt	166	199
Debt issuance cost amortization	200	278
Interest expense, Notes	$2,297	$3,082
Note: Amounts may not foot due to rounding.

The undiscounted interest and principal payments due in relation to the Notes from March 31, 2020 to the maturity of the Notes on May 1, 2020 is $70.1 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors, including the impact the outbreak of the novel coronavirus (COVID-19) pandemic could have on the Company's business and financial results, that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which we operate. In response to the pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. By March 31, 2020, our employees were all working remotely in response to these orders and protocols.

These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand. While these disruptions did not have a significant impact on our results as of March 31, 2020, we are closely monitoring the impact of the COVID-19 global outbreak, and there remains significant uncertainty related to the public health situation globally. However, we do anticipate some period of decreased volumes, revenues and operating results.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
(Unaudited, in thousands except per share data)	2020	2019
Consolidated statements of operations data:
Revenue	$551,049	$538,083
Transportation costs	461,142	439,317
Net revenue (1)	89,907	98,766
Operating expenses:
Commissions	27,237	30,023
Selling, general and administrative expenses	52,387	49,882
Contingent consideration expense	30	290
Depreciation and amortization	9,792	9,468
Total operating expenses	89,446	89,663
Income from operations	460	9,103
Interest expense	(2,788)	(3,413)
(Loss) Income before provision for income taxes	(2,328)	5,690
Income tax expense	(605)	(2,194)
Net (loss) income	$(2,933)	$3,497
(Loss) Earnings per common share:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13
Shares used in per share calculations (in thousands):
Basic	26,007	27,207
Diluted	26,007	27,456
Note: Amounts may not foot due to rounding.
(1) Net revenue is a non-GAAP measure calculated as revenue less transportation costs. Net revenue is one of the primary operational and financial measures used by management to evaluate the business. We believe net revenue is useful to investors because it provides information about the financial performance of the Company's ongoing business. The following table presents a reconciliation of net revenue to revenue, the most comparable GAAP measure:

	Three Months Ended March 31,
(Unaudited, in thousands)	2020	2019
Revenue	$551,049	$538,083
Transportation costs	461,142	439,317
Net revenue	$89,907	$98,766

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $551.0 million and $538.1 million for the three months ended March 31, 2020 and 2019, respectively, representing a period-over-period increase of 2.4%.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a Managed Transportation client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the three months ended March 31, 2020 and 2019, Transactional clients accounted for 77.7% and 76.6% of our revenue, respectively, and Managed Transportation clients accounted for 22.3% and 23.4% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the three months ended March 31, 2020, TL accounted for 66.7% of our revenue, LTL accounted for 28.7% of our revenue and other transportation modes accounted for 4.6% of our revenue. For the three months ended March 31, 2019, TL accounted for 65.8% of our revenue, LTL accounted for 28.8% of our revenue and other transportation modes accounted for 5.4% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the three months ended March 31, 2020 was $89.9 million, a decrease of 9.0% from $98.8 million in the comparable period of 2019.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2020 and 2019, our commission expense was $27.2 million and $30.0 million, respectively. Commission expense decreased to 30.3% of our net revenue as of March 31, 2020, as compared to 30.4% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the three months ended March 31, 2020 and 2019, our selling, general and administrative expenses were $52.4 million and $49.9 million, respectively. For the three months ended March 31, 2020 and 2019, selling, general and administrative expenses as a percentage of net revenue were 58.3% and 50.5%, respectively.

Our contingent consideration expense is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2020 and 2019, we recorded expense of $30.0 thousand and $290.0 thousand, respectively.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the three months ended March 31, 2020 and 2019, depreciation expense was $7.0 million and $6.3 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the three months ended March 31, 2020 and 2019, amortization expense was $2.8 million and $3.2 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our convertible senior notes due 2020 issued in May 2015 (the "Notes"). As of March 31, 2020, an aggregate principal amount of $69.2 million of the Notes remained outstanding. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes, and the interest expense related to our ABL Facility. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL Facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $2.8 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

Comparison of the three months ended March 31, 2020 and 2019

Revenue

Revenue for the three months ended March 31, 2020 was $551.0 million, an increase of 2.4% from $538.1 million in the comparable period of 2019. The increase in revenue was primarily attributable to a 5.4% increase in volume, offset by a 2.8% decrease in revenue per shipment.

Revenue from Transactional clients for the three months ended March 31, 2020 was $428.4 million, an increase of 3.9% from $412.1 million in the comparable period of 2019. The increase in Transactional revenue was driven by an increase in TL volume, offset by a decrease in TL revenue per shipment. Revenue from Transactional clients was 77.7% of our revenue for the three months ended March 31, 2020, an increase from 76.6% of our revenue in the comparable period of 2019.

Revenue from Managed Transportation clients for the three months ended March 31, 2020 was $122.7 million, a decrease of 2.6% from $125.9 million in the comparable period of 2019. The decrease in Managed Transportation revenue was driven by a decrease in LTL volume. Revenue from Managed Transportation clients was 22.3% of our revenue for the three months ended March 31, 2020, a decrease from 23.4% of revenue in the comparable period of 2019.

Transportation costs

Transportation costs for the three months ended March 31, 2020 were $461.1 million, an increase of 5.0% from $439.3 million in the comparable period of 2019. Our transportation costs as a percentage of revenue increased to 83.7% for the three months ended March 31, 2020 from 81.6% in the comparable period of 2019. The 5.4% increase in the total number of shipments, offset by the 0.4% decrease in carrier rates per shipment, drove the overall increase in our transportation costs during this period.

Net revenue

Net revenue for the three months ended March 31, 2020 was $89.9 million, a decrease of 9.0% from $98.8 million in the comparable period of 2019. The decrease in net revenue was driven by the 2.8% decrease in revenue per shipment. Net revenue margins decreased to 16.3% for the three months ended March 31, 2020, from 18.4% in the comparable period of 2019, due to a decrease in TL margins.

Operating expenses

Commission expense for the three months ended March 31, 2020 was $27.2 million, a decrease of 9.3% from $30.0 million in the comparable period of 2019, due to lower net revenue. For the three months ended March 31, 2020, commission expense was 30.3% of net revenue, compared to 30.4% in the comparable period of 2019.

Selling, general and administrative expenses for three months ended March 31, 2020 was $52.4 million, an increase of 5.0% from $49.9 million in the comparable period in 2019. As a percentage of net revenue, selling, general and administrative expenses increased to 58.3% for the three months ended March 31, 2020, as compared to 50.5% in the comparable period of 2019. The increase in selling, general and administrative expense was primarily attributable to an increase in stock compensation expense due to accelerated expense recognition due to the inclusion of new retirement provisions in our latest equity awards.

The contingent consideration fair value adjustment resulted in expense of $30.0 thousand and $290.0 thousand for the three months ended March 31, 2020 and 2019, respectively. The expense for both periods was the result of adjustments made to the fair value of the contingent liabilities due to the financial performance of acquired businesses and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of March 31, 2020.

Depreciation expense for the three months ended March 31, 2020 was $7.0 million, an increase of 10.7% from $6.3 million in the comparable period of 2019. The increase in depreciation expense is primarily due to depreciation of internally developed software.

Amortization expense for the three months ended March 31, 2020 was $2.8 million, a decrease of 11.0% from $3.2 million in the comparable period of 2019. The decrease in amortization expense is primarily due to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.

Income from operations

Income from operations for the three months ended March 31, 2020 was $0.5 million, compared to $9.1 million in the comparable period of 2019. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $2.8 million for the three months ended March 31, 2020, a decrease from $3.4 million in the comparable period of 2019. The decrease in interest expense is primarily due to the lower outstanding balance of the Notes due to repurchases.

Income tax expense

We recognized income tax expense of $0.6 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate for the three months ended March 31, 2020 was (26.0)%, compared to an effective tax rate of 38.6% in the comparable period of 2019. The difference in our effective tax rate for each of the three months ended

March 31, 2020 and 2019 from the statutory federal tax rate of 21% was primarily due to state taxes, non-deductible expenses and share based payment awards, offset in part by the impact of certain tax credits.

Net (loss) income

Net loss for the three months ended March 31, 2020 was $2.9 million, compared to net income of $3.5 million in the comparable period of 2019, due to the items previously discussed.

Liquidity and Capital Resources

As of March 31, 2020, we had $38.7 million in cash and cash equivalents, $114.9 million in working capital and $157.7 million available under our Amended ABL Facility.

Cash provided by operating activities

During the three months ended March 31, 2020 and 2019, net cash provided by operating activities was $9.7 million and $24.1 million, respectively. We generated $14.0 million and $20.2 million in cash from net (loss) income (adjusted for noncash operating items) for the three months ended March 31, 2020 and 2019, respectively. This cash flow generation was offset by $4.4 million in the current year primarily due to the timing of payments made and received during the year resulting from changes in working capital, and increased by $3.8 million in the same period of 2019 primarily due the receipt of the income tax receivable.

Cash used in investing activities

During the three months ended March 31, 2020 and 2019, net cash used in investing activities was $5.1 million and $6.4 million, respectively. During the three months ended March 31, 2020 and March 31, 2019, the primary investing activities were the internal development of computer software and the purchases of computer equipment.

Cash used in financing activities

During the three months ended March 31, 2020 and 2019, net cash used in financing activities was $0.5 million and $20.3 million, respectively. During the three months ended March 31, 2020, the primary financing activities were the purchases of treasury stock and convertible notes, offset by borrowings on the Amended ABL Facility. We drew $100.0 million on our Amended ABL Facility during the three months ended March 31, 2020. During the three months ended March 31, 2019,  the primary financing activities were the purchases of treasury stock and convertible notes.

ABL Facility

On October 23, 2018, we entered into Amendment No. 2 of our Revolving Credit and Security Agreement, which amended the terms of our Revolving Credit and Security Agreement, dated as of June 1, 2015, as amended, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), and a maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. Our obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain of our working capital assets.

At March 31, 2020, the outstanding balance on the Amended ABL Facility was $100.0 million. The issuance of letters of credit under the Amended ABL Facility also reduces available borrowings. At March 31, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at March 31, 2020, as determined by the working capital assets pledged as collateral, was $258.4 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, our remaining availability under the Amended ABL Facility at March 31, 2020 was $157.7 million. Using the availability on the Amended ABL Facility, we have the intent and ability to refinance on a long-term basis the remaining $69.2 million principal amount of the convertible notes due May 1, 2020.

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

In 2020, we also expect to use available cash to make approximately $1.0 million of potential contingent earn-out payments, as well as $0.9 million to satisfy the semi-annual Notes coupon payment due May 1, 2020. In addition, we currently expect to use $18 million to $20 million for capital expenditures for the remainder of 2020.

We may also opt to use cash to repurchase up to $10.2 million of our common stock under the remaining authority under our repurchase program. The timing and amount of any common stock repurchases will be determined based on market conditions and other factors. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

Historically, our average accounts receivable life-cycle has been longer than our average accounts payable life-cycle, meaning that we have used cash to pay carriers in advance of collecting from our clients. We elect to provide this benefit to foster strong relationships with our clients and carriers, and we expect this use of cash to continue. The amount of cash we use will depend on the growth of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The discussion of recent accounting pronouncements in Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Changes in Critical Accounting Policies

We adopted ASC Topic 326 on January 1, 2020. Results for reporting periods beginning on or after January 1, 2020 are presented under ASC Topic 326, of which prior amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The changes in our accounting policies for credit losses under the new standard are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We pass through fluctuations in fuel prices to our clients. As a result, we believe that there is no material risk exposure to fluctuations in fuel prices.

Interest Rate Risk

We have exposure to changes in interest rates under our Amended ABL Facility. Borrowings bear interest at one of the following, plus an applicable margin: (1) the federal funds rate, (2) the base commercial lending rate of PNC Bank, or (3) the LIBOR rate, based on the Company's election for each tranche of borrowing. The interest rate on our line of credit fluctuates based on the rates described above. Assuming the $350 million Amended ABL Facility was fully drawn, a 1.0% increase in the interest rate selected would increase our annual interest expense by $3.5 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2020 and 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

Other than the revision to the risk factor set forth below, there have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus pandemic has significantly impacted worldwide economic conditions and could have an adverse effect on our operations, and the operations of our shippers and carriers, which may harm our business.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which we operate. In response to the pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. By March 31, 2020, our employees were all working remotely in response to these orders and protocols.

These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand. While these disruptions did not have a significant impact on our results as of March 31, 2020, we are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally. However, we do anticipate some period of decreased volumes, revenues and operating results.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our shippers and carriers – all of which are uncertain and cannot be predicted. Given the ongoing and dynamic nature of the circumstances, the significance of the impact on us is yet uncertain; however, a material adverse effect on our shippers and carriers could negatively impact our operating results and reduce the available liquidity on our Amended ABL Facility, which could require us to obtain additional sources of capital.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2020 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/20-1/31/20	286,874	$21.23	274,907	$13,778
2/1/20-2/29/20	60,696	$20.26	29,588	$13,189
3/1/20-3/31/20	224,894	$16.24	185,167	$10,189
Total	572,464	$19.16	489,662
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020. Most recently, on April 30, 2019, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity through October 31, 2020. As of March 31, 2020, $10.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 23, 2020		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 23, 2020		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer