Form 10-Q
period 2020-06-30
Echo Global Logistics, Inc.
filed 2020-07-29
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

As of July 28, 2020, the registrant had 26,609,681 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$514,719	$553,775	$1,065,768	$1,091,858
Costs and expenses:
Transportation costs	426,674	453,173	887,815	892,489
Selling, general and administrative expenses	75,481	80,138	155,135	160,333
Depreciation and amortization	9,804	9,793	19,596	19,261
Income from operations	2,761	10,672	3,222	19,775
Interest expense	(1,398)	(3,555)	(4,186)	(6,968)
Income (Loss) before provision for income taxes	1,363	7,117	(965)	12,807
Income tax expense	(412)	(2,050)	(1,017)	(4,244)
Net income (loss)	$951	$5,067	$(1,981)	$8,564

Earnings (Loss) per common share:
Basic	$0.04	$0.19	$(0.08)	$0.32
Diluted	$0.04	$0.19	$(0.08)	$0.32
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,438	$34,626
Accounts receivable, net of allowance for doubtful accounts of $4,457 and $4,255 at June 30, 2020 and December 31, 2019, respectively	304,865	286,989
Income taxes receivable	1,797	2,473
Prepaid expenses	7,473	8,999
Other current assets	2,474	3,106
Total current assets	352,048	336,193
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $142,803 and $130,320 at June 30, 2020 and December 31, 2019, respectively	54,201	58,620
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $87,241 and $81,656 at June 30, 2020 and December 31, 2019, respectively	92,177	97,762
Operating lease assets	18,084	19,638
Other noncurrent assets	3,564	4,863
Total noncurrent assets	477,616	490,473
Total assets	$829,664	$826,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$213,760	$187,524
Due to seller, current	953	937
Accrued expenses	34,137	35,229
Other current liabilities	4,543	6,719
Total current liabilities	253,394	230,409
Noncurrent liabilities:
Long-term debt, net	143,822	—
Convertible notes, net	—	156,298
Due to seller, noncurrent	708	770
Other noncurrent liabilities	642	641
Deferred income taxes	23,935	23,761
Noncurrent operating lease liabilities	29,747	31,475
Total noncurrent liabilities	198,853	212,945
Total liabilities	452,247	443,353
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,709,190 shares issued and 25,942,090 shares outstanding at June 30, 2020; 31,507,247 shares issued and 26,229,809 shares outstanding at December 31, 2019	3	3
Treasury stock, 5,767,100 and 5,277,438 shares at June 30, 2020 and December 31, 2019, respectively	(118,679)	(109,239)
Additional paid-in capital	362,126	356,600
Retained earnings	133,967	135,948
Total stockholders' equity	377,417	383,312
Total liabilities and stockholders' equity	$829,664	$826,666
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating activities
Net (loss) income	$(1,981)	$8,564
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	291	2,788
Noncash stock compensation expense	6,927	5,230
Noncash interest expense	1,711	4,202
Change in contingent consideration due to seller	(46)	490
Depreciation and amortization	19,596	19,261
Change in assets:
Accounts receivable	(17,876)	15,778
Income taxes receivable	675	2,328
Prepaid expenses and other assets	2,166	900
Change in liabilities:
Accounts payable	26,121	3,785
Accrued expenses and other liabilities	(1,822)	(11,023)
Payments of contingent consideration in excess of costs over estimated earnings	—	(1,097)
Net cash provided by operating activities	35,760	51,206
Investing activities
Purchases of property and equipment	(10,184)	(13,166)
Payments for acquisitions, net of cash acquired	—	(33)
Net cash used in investing activities	(10,184)	(13,198)
Financing activities
Payments of contingent consideration due to seller	—	(253)
Proceeds from exercise of stock options	381	37
Employee tax withholdings related to net share settlements of equity-based awards	(1,592)	(2,027)
Purchases of treasury stock	(10,349)	(26,108)
Purchases of Convertible Notes	(88,961)	(33,915)
Settlement of Convertible Notes	(69,242)	—
Proceeds from borrowing on ABL facility	170,000	15,000
Repayments of amounts borrowed on ABL facility	(25,000)	(15,000)
Net cash used in financing activities	(24,763)	(62,266)
Increase (Decrease) in cash and cash equivalents	813	(24,259)
Cash and cash equivalents, beginning of period	34,626	40,281
Cash and cash equivalents, end of period	$35,438	$16,022
Note: Amounts may not foot due to rounding.

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,020	$2,904
Cash paid during the period for income taxes	49	2,476
Cash received during the period for income taxes refunded	$—	$3,348
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2019	31,507,247	$3	(5,277,438)	$(109,239)	$356,600	$135,948	$383,312
Share compensation expense	—	—	—	—	4,608	—	4,608
Exercise of stock options	32,000	0	—	—	381	—	381
Common stock issued for vested restricted stock	247,224	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(82,802)	(0)	—	—	(1,541)	—	(1,541)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(190)	—	(190)
Purchases of treasury stock	—	—	(489,662)	(9,440)	—	—	(9,440)
Net loss	—	—	—	—	—	(2,933)	(2,933)
Balance at March 31, 2020	31,703,669	3	(5,767,100)	(118,679)	359,857	133,015	374,197
Share compensation expense	—	—	—	—	2,319	—	2,319
Common stock issued for vested restricted stock	8,105	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(2,584)	(0)	—	—	(51)	—	(51)
Net income	—	—	—	—	—	951	951
Balance at June 30, 2020	31,709,190	$3	(5,767,100)	$(118,679)	$362,126	$133,967	$377,417
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
Six Months Ended June 30, 2020 and 2019
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

The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year 2020. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2019.

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

Adoption of ASC Topic 326, "Financial Instruments - Credit Loss"

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses Topic 326, using the prospective approach. Results for reporting periods beginning on or after January 1, 2020 are presented under Topic 326. Prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
The following table summarizes the components of the allowance as of June 30, 2020 (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2019	$4,255
Provision, charged to expense	1,393
Write-offs	(1,794)
Recoveries	603
Balance at June 30, 2020	$4,457

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair values due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments (see Note 4). The fair value of the liability component of the Notes (as defined in Note 11) was determined using the discounted cash flow analysis discussed in Note 11.

2. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. This update requires financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected.

The Company adopted this standard on January 1, 2020 using the prospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. At June 30, 2020, the Company reported $304.9 million of accounts receivable, net of allowance of $4.5 million. Changes in the allowance were not material for three and six months ended June 30, 2020. The Company fully describes the adoption and impact of this standard in Note 1. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

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
Six Months Ended June 30, 2020 and 2019
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

The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Client Type	2020	2019	2020	2019
Transactional	$396,794	$428,224	$825,168	$840,369
Managed Transportation	117,925	125,551	240,600	251,490
Revenue	$514,719	$553,775	$1,065,768	$1,091,858
Note: Amounts may not foot due to rounding.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.

The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mode	2020	2019	2020	2019
Truckload	$352,192	$362,254	$719,972	$716,572
Less than truckload	141,557	165,046	299,502	319,985
Other revenue	20,971	26,476	46,294	55,301
Revenue	$514,719	$553,775	$1,065,768	$1,091,858
Note: Amounts may not foot due to rounding.

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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
4. Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value due to seller liabilities at June 30, 2020 and December 31, 2019 was $1.7 million. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.

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

The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,661)	—	—	$(1,661)

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,707)	—	—	$(1,707)

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2019	$(1,707)
Change in fair value of contingent consideration due to seller	46
Balance at June 30, 2020	$(1,661)

For the three months ended June 30, 2020 and 2019, the Company recognized a benefit of $76 thousand and incurred expense of $200 thousand, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized a benefit of $46 thousand and incurred expense of $490 thousand, respectively. These changes in fair value resulted from using revised forecasts that took into account the most recent performance of each acquired business.

During the six months ended June 30, 2020, the Company did not make any contingent earn-out payments. During the six months ended June 30, 2019, the Company made contingent earn-out payments of $1.4 million to the sellers of businesses acquired by the Company.

5. Intangibles and Goodwill

The balance of goodwill was $309.6 million as of June 30, 2020 and December 31, 2019, as no changes occurred during the period.

The following is a summary of amortizable intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(72,020)	$78,219	$150,239	$(67,317)	$82,922
Carrier relationships	18,300	(5,472)	12,828	18,300	(4,934)	13,366
Non-compete agreements	5,239	(4,109)	1,130	5,239	(3,765)	1,474
Trade names	5,640	(5,640)	—	5,640	(5,640)	—
	$179,418	$(87,241)	$92,177	$179,418	$(81,656)	$97,762
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $2.8 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $5.6 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2020	$5,389
2021	10,362
2022	10,005
2023	9,501
2024	8,897
Thereafter	48,023
Total	$92,177

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
6. Accrued Expenses and Other Liabilities

The components of accrued expenses at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$22,292	$21,192
Accrued rebates	2,345	3,119
Accrued employee benefits	3,477	4,235
Accrued professional service fees	1,223	1,395
Accrued interest	224	881
Other	4,576	4,407
Total accrued expenses	$34,137	$35,229
Note: Amounts may not foot due to rounding.

The other current liabilities of $4.5 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively, consist primarily of the current portion of the Company's operating lease liabilities. The other noncurrent liabilities of $0.6 million at both June 30, 2020 and December 31, 2019 consist of the long-term portion of the Company's uncertain tax liability.

7. Income Taxes

The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (Loss) before provision for income taxes	$1,363	$7,117	$(965)	$12,807
Income tax expense	$(412)	$(2,050)	$(1,017)	$(4,244)
Effective tax rate	30.2%	28.8%	(105.4)%	33.1%

The difference in the Company's effective tax rate for each of the three and six months ended June 30, 2020 and 2019 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

8. Earnings (Loss) Per Share

Basic (loss) earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock, restricted stock units and performance shares. The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands, except share and per share data):

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$951	$5,067	$(1,981)	$8,564
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	25,938,813	26,731,644	25,972,729	26,969,277
Effect of dilutive securities:
Employee stock awards	278,943	59,951	228,136	154,594
Denominator for dilutive earnings (loss) per common share	26,217,756	26,791,595	26,200,865	27,123,871
Basic earnings (loss) per common share	$0.04	$0.19	$(0.08)	$0.32
Diluted earnings (loss) per common share	$0.04	$0.19	$(0.08)	$0.32

For the three and six months ended June 30, 2020, the Company excluded in the aggregate 97,321 and 86,620 unvested restricted stock, restricted stock units, and performance and market-based shares, respectively, from the calculation of diluted earnings (loss) per common share because the effect was anti-dilutive. There were no employee stock options excluded from calculation of diluted earnings (loss) per common share.

For the three and six months ended June 30, 2019, the Company excluded in the aggregate 63,978 unvested performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share.

As of June 30, 2020, the Notes (as defined in Note 11) were fully settled and did not have a dilutive impact on diluted earnings (loss) per common share. As of June 30, 2019, none of the conditions allowing holders of the Notes to convert were met and no conversion spread existed. As such, the Notes did not have a dilutive impact on diluted earnings per common share for the three and six months ended June 30, 2019.

9. Stock-Based Compensation Plans

The Company recorded $2.3 million and $6.9 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.7 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company recorded $2.4 million and $5.2 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.3 million, respectively.

During each of the six months ended June 30, 2020 and 2019, the Company did not grant any stock options.

The Company granted 3,069 and 366,417 shares of restricted stock to various employees during the six months ended June 30, 2020 and 2019, respectively.

The Company granted 378,813 restricted stock units to various employees during the six months ended June 30, 2020. There were no restricted stock units granted during the six months ended June 30, 2019.

The Company has a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 139,191 and 105,543 shares of performance and market-based stock during the six months ended June 30, 2020 and 2019, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
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

In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company appealed the assessment further, and on July 23, 2020, received an unfavorable decision from the state tax board. The Company continues to believe the assessment is without merit and will continue to defend its position through the judicial court system. The Company estimates that the additional potential liability related to this matter for the remaining open tax periods is between $3.5 million and $4.5 million, including potential penalties and interest. The Company has not recorded any potential loss related to this matter as of June 30, 2020.

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

The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the three months ended June 30, 2020 and 2019, the Company recorded $0.1 million of interest expense related to ABL Facility issuance costs. For the six months ended June 30, 2020 and 2019, the Company recorded $0.2 million of interest expense related to ABL Facility issuance costs.

Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $0.9 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $1.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2020 and 2019
The Company drew a total of $170.0 million on the ABL Facility, primarily to repay in full the existing 2.50% convertible senior notes due 2020 (the "Notes"), for six months ended June 30, 2020, of which $145.0 million is outstanding as of June 30, 2020. As there is an outstanding amount drawn on the ABL as of June 30, 2020, the unamortized issuance costs are presented as a reduction to the carrying amount of the debt on the consolidated balance sheet. The Company drew $15.0 million on the ABL Facility during the six months ended June 30, 2019, all of which was repaid as of June 30, 2019. No amounts were outstanding on the ABL Facility as of June 30, 2019. As there was no outstanding draw on the ABL Facility at June 30, 2019, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.

The issuance of letters of credit under the ABL Facility reduces available borrowings. As of June 30, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed on the ABL Facility at June 30, 2020, as determined by the working capital assets pledged as collateral, was $228.2 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, the Company's remaining availability under the ABL Facility at June 30, 2020 was $82.4 million.

Convertible Senior Notes

On May 1, 2020, the Company paid the Notes remaining outstanding principal balance of $69.2 million and related accrued interest of $0.9 million using the Amended ABL Facility. The Company accounted for these transactions in accordance with ASC 470-20, Debt with Conversion and Other Options. At the maturity date, the fair value of the Notes was equal to the par value, resulting in no gain or loss on the extinguishment of debt.

During the six months ended June 30, 2020, the Company repurchased $89.1 million par value of the Notes for $89.0 million, resulting in the recognition of a loss of $0.2 million for the six months ended June 30, 2020. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's respective consolidated statements of operations. None of the Notes were repurchased for the three months ended June 30, 2020. During the six months ended June 30, 2019, the Company repurchased $34.3 million par value of the Notes for $33.9 million and recognized a loss of $0.5 million and $0.7 million for the three and six months ended June 30, 2019, respectively. The losses were primarily for the write-off of the unamortized debt discount related to the Notes, which were included in interest expense in the Company’s respective consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Notes on the consolidated balance sheets were calculated as follows (in thousands):

	June 30, 2020	December 31, 2019
Convertible senior notes, principal amount	$—	$158,295
Unamortized debt discount	—	(1,667)
Unamortized debt issuance costs	—	(330)
Convertible senior notes, net	$—	$156,298
Note: Amounts may not foot due to rounding.

For the three and six months ended June 30, 2020 and 2019, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual coupon interest	$144	$1,064	$1,063	$2,265
Debt discount amortization	184	1,321	1,196	2,726
Loss on extinguishment of debt	—	513	166	711
Debt issuance cost amortization	36	261	236	539
Interest expense, Notes	$364	$3,159	$2,662	$6,241
Note: Amounts may not foot due to rounding.

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

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which we operate. In response to the pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. Our employees were able to move to remote working as necessary with minimal business interruption in response to these orders and protocols.

These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand. While these disruptions did not have a significant impact on our results as of June 30, 2020, we are closely monitoring the impact of the COVID-19 global outbreak, and there remains significant uncertainty related to the public health situation globally. Although we can not predict the magnitude, it is possible that there is a period of decreased volumes and revenue and possible adverse effects on our operating results.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands except per share data)	2020	2019	2020	2019
Consolidated statements of operations data:
Revenue	$514,719	$553,775	$1,065,768	$1,091,858
Transportation costs	426,674	453,173	887,815	892,489
Net revenue (1)	88,046	100,603	177,952	199,369
Operating expenses:
Commissions	26,602	31,059	53,839	61,082
Selling, general and administrative expenses	48,955	48,879	101,342	98,761
Contingent consideration (benefit) expense	(76)	200	(46)	490
Depreciation and amortization	9,804	9,793	19,596	19,261
Total operating expenses	85,284	89,931	174,731	179,594
Income from operations	2,761	10,672	3,222	19,775
Interest expense	(1,398)	(3,555)	(4,186)	(6,968)
Income (Loss) before provision for income taxes	1,363	7,117	(965)	12,807
Income tax expense	(412)	(2,050)	(1,017)	(4,244)
Net income (loss)	$951	$5,067	$(1,981)	$8,564
Earnings (loss) per common share:
Basic	$0.04	$0.19	$(0.08)	$0.32
Diluted	$0.04	$0.19	$(0.08)	$0.32
Shares used in per share calculations (in thousands):
Basic	25,939	26,732	25,973	26,969
Diluted	26,218	26,792	26,201	27,124
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Revenue	$514,719	$553,775	$1,065,768	$1,091,858
Transportation costs	426,674	453,173	887,815	892,489
Net revenue	$88,046	$100,603	$177,952	$199,369
Note: Amounts may not foot due to rounding.

Revenue

We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue for six months ended June 30, 2020 was $1.07 billion, a decrease of 2.4%, from $1.09 billion in the comparable period of 2019.

Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a Managed Transportation client's transportation and logistics requirements. Our Managed Transportation accounts typically generate higher dollar amounts and volume than our Transactional relationships. For the six months ended June 30, 2020 and 2019, Transactional clients accounted for 77.4% and 77.0% of our revenue, respectively, and Managed Transportation clients accounted for 22.6% and 23.0% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.

Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2020, TL accounted for 67.6% of our revenue, LTL accounted for 28.1% of our revenue and other transportation modes accounted for 4.3% of our revenue. For the six months ended June 30, 2019, TL accounted for 65.6% of our revenue, LTL accounted for 29.3% of our revenue and other transportation modes accounted for 5.1% of our revenue.

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

Net revenue is considered by management to be an important measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our net revenue margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our net revenue. The discussion of our results of operations below focuses on changes in our net revenue and expenses as a percentage of net revenue. Net revenue for the six months ended June 30, 2020 was $178.0 million, a decrease of 10.7% from $199.4 million in the comparable period of 2019.

Operating expenses

Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.

Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the net revenue we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2020 and 2019, our commission expense was $53.8 million and $61.1 million, respectively. Commission expense decreased to 30.3% of our net revenue as of June 30, 2020, as compared to 30.6% in the prior year. The percentage of net revenue paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. Commission expense, stated as a percentage of net revenue, could increase or decrease in the future depending on the composition and sources of our revenue growth.

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

Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the six months ended June 30, 2020 and 2019, our selling, general and administrative expenses were $101.3 million and $98.8 million, respectively. For the six months ended June 30, 2020 and 2019, selling, general and administrative expenses as a percentage of net revenue were 56.9% and 49.5%, respectively.

Our contingent consideration (benefit) expense is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2020, we recorded a benefit of $0.05 million, and for six months ended June 30, 2019, we recorded contingent consideration expense of $0.49 million.

Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internally developed software. For the six months ended June 30, 2020 and 2019, depreciation expense was $14.0 million and $13.1 million, respectively.

Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2020 and 2019, amortization expense was $5.6 million and $6.2 million, respectively.

Interest expense

The interest expense included in our consolidated statements of operations consists of interest expense related to our 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes"), the interest expense related to our ABL Facility and the recognized loss on extinguishment of debt upon our repurchase of the Notes. As of June 30, 2020, the principal balance of the Notes was settled. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortized the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $4.2 million and $7.0 million for the six months ended June 30, 2020 and 2019, respectively.

Comparison of the three months ended June 30, 2020 and 2019

Revenue

Revenue for the three months ended June 30, 2020 was $514.7 million, a decrease of 7.1% from $553.8 million in the comparable period of 2019. The decrease in revenue was primarily attributable to a decrease of 7.1% in volume.

Revenue from Transactional clients for the three months ended June 30, 2020 was $396.8 million, a decrease of 7.3% from $428.2 million in the comparable period of 2019. The decrease in Transactional revenue was driven by a decrease in TL revenue per shipment and a decrease in LTL volume, which was partially offset by an increase in TL volume. Revenue from Transactional clients was 77.1% of our revenue for the three months ended June 30, 2020, a decrease from 77.3% of our revenue in the comparable period of 2019.

Revenue from Managed Transportation clients for the three months ended June 30, 2020 was $117.9 million, a decrease of 6.1% from $125.6 million in the comparable period of 2019. The decrease in Managed Transportation revenue was driven by a decrease in both LTL volume and revenue per shipment. Revenue from Managed Transportation clients was 22.9% of our revenue for the three months ended June 30, 2020, an increase from 22.7% of revenue in the comparable period of 2019.

Transportation costs

Transportation costs for the three months ended June 30, 2020 were $426.7 million, a decrease of 5.8% from $453.2 million in the comparable period of 2019. Our transportation costs as a percentage of revenue increased to 82.9% for the three months ended June 30, 2020 from 81.8% in the comparable period of 2019. The decrease in transportation costs was driven by a 7.1% decrease in volume offset by a 1.3% increase in carrier rates per shipment.

Net revenue

Net revenue for the three months ended June 30, 2020 was $88.0 million, a decrease of 12.5% from $100.6 million in the comparable period of 2019. The decrease in net revenue was primarily driven by the 7.1% decrease in volume. Net revenue margins decreased to 17.1% for the three months ended June 30, 2020, from 18.2% in the comparable period of 2019, due to a mode shift toward additional TL, as well as, lower LTL and TL margins.

Operating expenses

Commission expense for the three months ended June 30, 2020 was $26.6 million, a decrease of 14.4% from $31.1 million in the comparable period of 2019, due to lower net revenue. For the three months ended June 30, 2020, commission expense was 30.2% of net revenue, compared to 30.9% in the comparable period of 2019.

Selling, general and administrative expenses for three months ended June 30, 2020 was $49.0 million, a increase of 0.2% from $48.9 million in the comparable period in 2019. As a percentage of net revenue, selling, general and administrative expenses increased to 55.6% for the three months ended June 30, 2020, from 48.6% in the comparable period of 2019. The increase is due to lower net revenue.

The contingent consideration fair value adjustment resulted in a benefit of $0.1 million for the three months ended June 30, 2020, but resulted in expense of $0.2 million for the three months ended June 30, 2019. The activity for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of acquired businesses and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2020.

Depreciation expense for the three months ended June 30, 2020 was $7.0 million, an increase of 4.1% from $6.8 million in the comparable period of 2019. The increase in depreciation expense is primarily due to depreciation of internally developed software.

Amortization expense for the three months ended June 30, 2020 was $2.8 million, a decrease of 8.8% from $3.0 million in the comparable period of 2019. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.

Income from operations

Income from operations for the three months ended June 30, 2020 was $2.8 million, compared to $10.7 million in the comparable period of 2019. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $1.4 million for the three months ended June 30, 2020, a decrease of 60.7% from $3.6 million in the comparable period of 2019. The decrease in interest expense is primarily due to the settlement of the Notes on May 1, 2020.

Income tax expense

We recognized income tax expense of $0.4 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the three months ended June 30, 2020 was 30.2%, compared to an effective tax rate of 28.8% in the comparable period of 2019. The difference in our effective tax rate for each of the three months ended June 30, 2020 and 2019 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net income

Net income for the three months ended June 30, 2020 was $1.0 million, compared to $5.1 million in the comparable period of 2019, due to the items previously discussed.

Comparison of the six months ended June 30, 2020 and 2019

Revenue

Revenue for the six months ended June 30, 2020 was $1.07 billion, a decrease of 2.4% from $1.09 billion in the comparable period of 2019. The decrease in revenue was primarily attributable to a decrease of 1.3% in revenue per shipment, along with a decrease of 1.1% in volume.

Revenue from Transactional clients for the six months ended June 30, 2020 was $825.2 million, a decrease of 1.8% from $840.4 million in the comparable period of 2019. The decrease in Transactional revenue was driven by a decrease in revenue per shipment and volume decreases in the LTL mode, partially offset by increase in volume in the TL mode. Revenue from Transactional clients was 77.4% of our revenue for the six months ended June 30, 2020, an increase from 77.0% of our revenue in the comparable period of 2019.

Revenue from Managed Transportation clients for the six months ended June 30, 2020 was $240.6 million, a decrease of 4.3% from $251.5 million in the comparable period of 2019. The decrease in Managed Transportation revenue was driven by a decrease in volume, partially offset by an increase in revenue per shipment. Revenue from Managed Transportation clients was 22.6% of our revenue for the six months ended June 30, 2020, a decrease from 23.0% of revenue in the comparable period of 2019.

Transportation costs

Transportation costs for the six months ended June 30, 2020 were $887.8 million, a decrease of 0.5% from $892.5 million in the comparable period of 2019. Our transportation costs as a percentage of revenue increased to 83.3% for the six months ended June 30, 2020 from 81.7% in the comparable period of 2019. The decrease in transportation costs was primarily driven by 1.1% decrease in the total number of shipments, offset by the 0.5% increase in carrier rates per shipment.

Net revenue

Net revenue for the six months ended June 30, 2020 was $178.0 million, a decrease of 10.7% from $199.4 million in the comparable period of 2019. The decrease in net revenue was driven by the 1.3% decrease in revenue per shipment. Net revenue margins decreased to 16.7% for the six months ended June 30, 2020, from 18.3% in the comparable period of 2019, due to a decrease in TL margins.

Operating expenses

Commission expense for the six months ended June 30, 2020 was $53.8 million, a decrease of 11.9% from $61.1 million in the comparable period of 2019, due to lower net revenue. For the six months ended June 30, 2020, commission expense was 30.3% of net revenue, compared to 30.6% in the comparable period of 2019.

Selling, general and administrative expenses for the six months ended June 30, 2020 was $101.3 million, an increase of 2.6% from $98.8 million in the comparable period in 2019. As a percentage of net revenue, selling, general and administrative expenses increased to 56.9% for the six months ended June 30, 2020, as compared to 49.5% in the comparable period of 2019. The increase in selling, general and administrative expense was primarily attributable to an increase in stock compensation expense due to accelerated expense recognition from the inclusion of new retirement provisions in our latest equity awards.

The contingent consideration fair value adjustment resulted in income of $46.1 thousand for the six months ended June 30, 2020, compared to expense of $0.5 million for the six months ended June 30, 2019. The change for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2020.

Depreciation expense for the six months ended June 30, 2020 was $14.0 million, an increase of 7.3% from $13.1 million in the comparable period of 2019. The increase in depreciation expense is primarily due to depreciation of internally developed software and computer equipment.

Amortization expense for the six months ended June 30, 2020 was $5.6 million, a decrease of 9.9% from $6.2 million in the comparable period of 2019. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.

Income from operations

Income from operations for the six months ended June 30, 2020 was $3.2 million, compared to $19.8 million in the comparable period of 2019. The decrease in income from operations was primarily due to lower net revenue.

Interest expense

Interest expense was $4.2 million for the six months ended June 30, 2020, a decrease of 39.9% from $7.0 million in the comparable period of 2019. The decrease in interest expense is primarily due to settlement of the Notes on May 1, 2020 and lower interest rates on the ABL Facility compared to the Notes during six month ended June 30, 2020.

Income tax expense

We recognized income tax expense of $1.0 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the six months ended June 30, 2020 was (105.4)%, compared to an effective tax rate of 33.1% in the comparable period of 2019. The difference in our effective tax rate for each of the six months ended June 30, 2020 and 2019 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits. The difference from the statutory federal tax rate for six months ended June 30, 2020 is also attributable to relatively low pre-tax levels; therefore, the rate impact of certain non-deductible expenses is more significant.

Net (loss) income

Net loss for the six months ended June 30, 2020 was $2.0 million, compared to net income of $8.6 million in the comparable period of 2019, due to the items previously discussed.

Liquidity and Capital Resources

As of June 30, 2020, we had $35.4 million in cash and cash equivalents, $98.7 million in working capital and $82.4 million available under our ABL Facility.

Cash provided by operating activities

During the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $35.8 million and $51.2 million, respectively. We generated $26.5 million and $40.5 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the cash flow generation from net income was also increased by $9.3 million primarily due to changes in working capital. The 2019 increase of $10.7 million was due to changes in working capital, along with the receipt of the income tax receivable.

Cash used in investing activities

During the six months ended June 30, 2020 and 2019, net cash used in investing activities was $10.2 million and $13.2 million, respectively. During the six months ended June 30, 2020 and 2019, the primary investing activities were the internal development of computer software and the purchases of property and equipment.

Cash used in financing activities

During the six months ended June 30, 2020, net cash used in financing activities was $24.8 million, of which the primary financing activities were the purchases of treasury stock and our Notes, settlement of our Notes and borrowings on our ABL Facility. During the six months ended June 30, 2019, net cash used in financing activities was $62.3 million, of which the primary financing activities were the purchases of treasury stock and our Notes. We drew $170.0 million on our ABL Facility, primarily to settle our Notes, and repaid $25.0 million during the six months ended June 30, 2020. We drew $15.0 million on our ABL Facility during the six months ended June 30, 2019, all of which was repaid as of June 30, 2019.

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

At June 30, 2020, the outstanding balance on the Amended ABL Facility was $145.0 million. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At June 30, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed under the ABL Facility at June 30, 2020, as determined by the working capital assets pledged as collateral, was $228.2 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, our remaining availability under the ABL Facility at June 30, 2020 was $82.4 million.

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

In 2020, we also expect to use available cash to make approximately $1.0 million of potential contingent earn-out payments. In addition, we currently expect to use $13 million to $15 million for capital expenditures for the remainder of 2020.

We may also opt to use cash to repurchase up to $10.2 million of our common stock under the remaining authority under our repurchase program. The timing and amount of any common stock repurchases will be determined based on market conditions and other factors. In addition, we may elect to use cash to reduce the amount outstanding on our Amended ABL facility. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three and six months ended June 30, 2020 and 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which we operate. In response to the pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. Our employees were able to move to remote working as necessary with minimal business interruption in response to these orders and protocols.

These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand. While these disruptions did not have a significant impact on our results as of June 30, 2020, we are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally. Although we can not predict the magnitude, it is possible that there is a period of decreased volumes and revenue and possible adverse effects on our operating results.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2020, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2020 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/20-4/30/20	224	$18.04	—	$10,189
5/1/20-5/31/20	954	$17.21	—	$10,189
6/1/20-6/30/20	1,406	$21.42	—	$10,189
Total	2,584	$19.57	—
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020. Most recently, on April 30, 2019, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity through October 31, 2020. As of June 30, 2020, $10.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

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

ECHO GLOBAL LOGISTICS, INC.

Date:	July 29, 2020		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 29, 2020		/s/ KYLE L. SAUERS
		By:	Kyle L. Sauers Chief Financial Officer