Form 10-K
period 2020-12-31
Echo Global Logistics, Inc.
filed 2021-02-26
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
_______________________________________

(Mark one)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-34470
ECHO GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5001120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 725 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (800) 354-7993
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ECHO	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recent completed second quarter, was $560.6 million (based upon closing price of the registrant's common stock on the Nasdaq Global Select Market).
The number of shares of the registrant's common stock outstanding as of the close of business on February 25, 2021 was 26,608,121.

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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
Our revenue from Transactional clients was $1.9 billion in 2020, $1.7 billion in 2019 and $1.9 billion in 2018. Revenue from Transactional clients as a percentage of total revenue was 77.1% in 2020 and 2019, and 78.5% in 2018.
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
Our revenue from Managed Transportation clients was $574.8 million in 2020, $500.1 million in 2019 and $524.1 million in 2018. Revenue from Managed Transportation clients as a percentage of total revenue was 22.9% in 2020 and 2019, and 21.5% in 2018.
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
As our business has grown, our technology platform has continued to evolve in order to incorporate new multi-modal capabilities and integrate with new technology partners. Our next generation architecture (“EchoAccelerator”) focuses on driving development, automation and speed to market through all of the processes that we manage across modes. The four key areas of emphasis are: 1) quoting and pricing; 2) carrier selection, load-matching, and booking; 3) in-transit visibility, monitoring, and notifications; and 4) settlement. The agility of EchoAccelerator is essential to keep pace with the changing needs of our business and offers us a critical advantage in the competitive transportation marketplace. In 2020, 2019 and 2018, we spent approximately $17.9 million, $16.9 million and $18.2 million, respectively, on the continued development of Optimizer, EchoAccelerator, and related technologies.
Each mode involves different vendors exchanging unique order and price data that must be shared with multiple parties to any given transaction. Our integration layer ("EchoConnect") enables us to connect to thousands of shippers and carriers via Application Programming Interface ("API") and Electronic Data Interchange ("EDI"). Our technology engineers build mode-specific requirements into our system that support our ability to sell and service that particular mode on an enterprise-wide basis.
When communicating their transportation needs to us, clients have the flexibility to do so electronically through our web portals ("EchoShip" and "EchoTrak"), by API/EDI integration via EchoConnect or by email/phone. Our system generates price and carrier options for our clients based on either rates pre-negotiated with preferred carriers or historical price and capacity data stored in our system. If a client enters its own shipment through EchoShip or EchoTrak, these interfaces automatically alert the appropriate account executive. Once the carrier is selected, the client's account executive uses our system to manage all aspects of the shipping process through the life-cycle of the shipment. Our clients use Optimizer's "track and trace" tools to monitor shipment status through both EchoShip and EchoTrak.
In order to streamline communication and electronic tracking during the lifecycle of a load, we utilize our carrier portal and mobile app ("EchoDrive"), which provides carriers with more flexibility, transparency and control. With EchoDrive, drivers receive fewer update phone calls, and dispatchers have a more efficient way to manage their drivers.
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
Human Capital Management
The Company’s key human capital management objectives are to attract, retain and develop highly dedicated and customer-focused employees at all levels of the organization. We emphasize on embracing our Company’s core values by all our employees, establishing standards for work ethic, collaboration, and a commitment to deliver. We embrace a diverse and inclusive work environment that provides an equal opportunity for all employees. Our Chief Human Resources Officer, together with our Chief Executive Officer, are responsible for developing and executing our human capital strategy.
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
Echo recognizes that our employees have many diverse and celebrated backgrounds, cultures and beliefs and is committed to our Diversity, Equity and Inclusion programs, to ensure we provide every opportunity to support our employees. In addition to focusing on expanding our diverse talent pipeline, we also focus on our highest performing and emerging talent. Our Talent Management team works with leaders to identify all high performing employees in their organizations and develop Individual Development Plans and mentorship opportunities for high performers, as well as all people of color and women who were within management at the company. This development process strengthens our leadership bench, and by focusing specifically on high performing people of color and women we are also diversifying our bench strength.
As of December 31, 2020, Echo had 2,593 employees, of which 1,665 were sales representatives and agents. Our sales representatives and agents are located in approximately 30 offices throughout the United States. Sales representatives are employees focused on identifying and growing relationships with shippers and carriers. Sales agents work independently or in station offices and generally are experienced industry sales professionals managing their own client relationships. Both internal sales representatives and our partnerships with our external agents are primarily responsible for managing and servicing the client and carrier relationships whose business they secure.
In 2020, due to the COVID-19 pandemic, we introduced a number of special initiatives to safeguard the health and safety of our employees, including a remote work plan. Most of our employees have been working remotely since March 2020. We continue to evaluate our return to office plans, with the health and safety of our employees being our top priority.
Our Carrier Network
In 2020, we continued to enhance our vast carrier network of motor, rail, air and ocean freight transportation providers. We select our carriers on the basis of their capabilities, geographic coverage, quality of service and price. Carriers selected to join our network provide physical transportation services to our clients. In our capacity as intermediary, we track our clients' shipments from origin to destination. Since we do not own any transportation equipment and do not employ those directly involved in the delivery of our clients' shipments, the nature of our carrier relationships is essential to our success.
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

The carriers in our network range in size from large national trucking companies to owner-operators of single trucks. We are not dependent on any one or a limited number of carriers. Our largest carrier accounted for less than 3% of our total 2020 transportation costs.
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
Our international operations are impacted by a wide variety of U.S. regulations from various government agencies, along with foreign regulatory authorities. Regulations set by these departments may cover matters such as the type of commodities that may be shipped and how certain commodities may be shipped. These departments also issue regulations regarding unfair international trade practices and limitations on entities with which we may engage in business.
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
In 2020, we continued to enhance our sizable carrier network of motor, rail, air and ocean freight transportation providers. We expect to continue to rely on these carriers to fulfill our clients' shipping orders in the future. However, these carriers are not contractually required to continue to accept orders from us. If shipping capacity tightens or the transportation industry experiences further consolidation among carriers, our ability to serve our clients on competitive terms could be significantly limited. In addition, we rely on price bids provided by our carriers to populate our database. If the number of our carriers decreases significantly, we may be unable to obtain sufficient pricing information to effectively utilize Optimizer, which could affect our ability to obtain favorable pricing for our clients.
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
Higher carrier prices may result in decreased adjusted gross profit margin (formerly "net revenue margin").
Carriers may charge higher prices if market conditions warrant, or to cover higher operating expenses. Increased market demand for TL services and pending changes in regulations may reduce available capacity and increase carrier pricing. Our adjusted gross profit and income from operations may decrease if we are unable to correspondingly increase our pricing to our customers. Adjusted gross profit is a non-GAAP measure calculated as revenue minus transportation costs. Adjusted gross profit margin is a non-GAAP measure calculated as adjusted gross profit (as previously defined) divided by revenue.
Changes in fuel prices may change carrier prices, and volatility in fuel prices may make it more difficult to pass through increased costs to our clients, which may impair our operating results.
Fuel prices can be volatile and difficult to predict. Fuel prices have fluctuated significantly over the last five years. Our clients expect fuel savings to be passed along through lower prices. If carriers do not lower their prices to reflect declines in fuel costs, this could negatively impact our shipment volume, as our clients could seek other shipping options. This decrease in volume would negatively impact our gross profit and income from operations.
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
Our Transactional clients, which accounted for 77.1% of our revenue in 2020 and 2019, use our services on a shipment-by-shipment basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop using them at any time without penalty or with only limited penalties. Our contracts with Managed Transportation clients typically have terms of one to three years and are subject to termination provisions negotiated on a contract-by-contract basis. If we fail to adhere to the terms of the contract, the client can terminate the relationship. Managed Transportation contracts accounting for 7.0% and 5.9% of our total 2020 revenue are scheduled to expire (subject to possible renewal) in 2021 and 2022, respectively.
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
In the course of acquiring a Managed Transportation client, we typically face extensive selling and implementation cycles to secure a new Managed Transportation contract, which requires significant investment of resources and time by both our clients and us. Before committing to use our services, potential Managed Transportation clients require us to spend time and resources educating them on the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our Managed Transportation selling cycle is subject to many risks and delays over which we have little control, including our clients' decisions to choose alternatives to our services and the timing of our clients' budget cycles and approval processes.
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
•COVID-19: The pandemic has already caused a significant disruption to global financial markets and supply chains and has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. The significance of the operational and financial impact to our business will likely depend on the duration and spread of the outbreak.
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
The impact of the coronavirus (COVID-19) on our operations, and the operations of our shippers and carriers, may harm our business.
As a result of the COVID-19 pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. Our employees were able to move to remote working as necessary with minimal business interruption in response to these orders and protocols.
These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced uncertainty and volatility. There is no certainty that measures implemented by governmental authorities or by us in our operations will be sufficient to mitigate the risks posed by the virus, including infection of our senior management or a significant number of employees with the COVID-19 virus, and our ability to perform critical functions or respond to the needs of our customers could be negatively impacted. While these disruptions from COVID-19 did not have a significant impact on our results in 2020, we are closely monitoring the impact of the ongoing pandemic on our operating results and financial condition. Although we cannot predict at this time the many potential impacts COVID-19 will have on our business, there is a possibility that our operating results and financial condition may be materially adversely affected due to periods of decreased volumes and revenue.
Our ability to appropriately staff and retain sales representatives and agents is important to our business, and the cost of enforcing non-compete agreements with former employees may be substantial.
Our ability to expand our business will depend, in part, on our ability to attract additional sales representatives and agents with established client relationships. Competition for qualified and successful sales representatives and agents can be intense, and we may be unable to hire such persons. Any difficulties we experience in expanding the number of our sales representatives and agents could have a negative impact on our ability to expand our client base, increase our revenue and grow our business.
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
For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our growth rate could affect the accuracy of estimates based on historical experience. If more claims occur compared to what we estimated, or if medical costs exceed what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. In addition, unanticipated changes may produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.
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
The trading price of our common stock has fluctuated significantly since our initial listing on NASDAQ. We expect that the trading price of our common stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including fuel prices and supply chain issues, many of which are beyond our control.

Certain factors that may cause the market price of our common stock to fluctuate include:
•fluctuations in our quarterly financial results or the quarterly financial results of companies with which we compete or which are perceived to be similar to us;
•changes in market valuations of similar companies;
•success of competitors' products or services;
•changes in our capital structure, such as any refinancing or future issuances of debt or equity securities;
•announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;
•regulatory developments in the United States or foreign countries;
•litigation involving our company, our general industry or both;
•additions or departures of key personnel;
•investors' general perception of us;
•the impact of a global pandemic on our business;
•changes in general economic, industry and market conditions; and
•the impact of our common stock repurchase programs.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2020, we leased approximately 225,000 square feet for our corporate headquarters.
As of December 31, 2020, we also operated approximately 30 branch sales offices and two data centers located across the contiguous United States. All of these facilities are leased, and none is larger than 20,000 square feet. See Note 20 "Leases" of the Notes to Consolidated Financial Statements, included in Item 8 for information regarding our obligations under leases.
We consider these properties to be in good condition. We believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Item 3.    Legal Proceedings
In the normal course of business, we are subject to potential claims and disputes related to our business, including claims for freight lost or damaged in transit. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers. The Company cannot predict the outcome of any litigation or the potential for future litigation and does not guarantee that these events will not adversely impact our financial results.
Management does not believe that the outcome of any pending legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations. See Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, included in Item 8.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "ECHO."
Holders
As of February 25, 2021, there were five individual holders of record of our common stock. Holders of our common stock are entitled to one vote per share.
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
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2020.

Date	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/20-10/31/20	9,464	$26.97	—	$60,189
11/1/20-11/30/20	—	—	—	$60,189
12/1/20-12/31/20	49	$27.98	—	$60,189
Total	9,513	$26.98	—
(1)On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and convertible note prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020, which was later amended on April 30, 2019 to add an additional $50 million of capacity through October 31, 2020. Most recently, on July 31, 2020, the Board of Directors amended the ongoing repurchase program to add additional $50 million of capacity and extend the expiration date to July 31, 2022. As of December 31, 2020, $60.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.

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

	Year ended December 31,
	2020	2019	2018	2017(1)(2)	2016(2)
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,511,515	$2,184,977	$2,439,701	$1,943,086	$1,716,152
Transportation costs (excludes internal use software depreciation)(3)	2,118,316	1,798,944	2,019,337	1,604,046	1,397,578
Operating expenses:
Commissions	118,203	116,959	126,822	103,088	95,631
Selling, general and administrative expenses	207,454	195,120	202,928	183,149	175,302
Contingent consideration (benefit) expense	(447)	1,050	410	991	(108)
Depreciation and amortization	38,492	38,387	36,638	32,728	32,138
Total operating expenses	363,701	351,516	366,798	319,955	302,963
Income from operations	29,497	34,517	53,566	19,085	15,611
Interest expense	(5,990)	(12,639)	(15,546)	(14,768)	(14,227)
Interest income and other expense	—	—	—	32	—
Income before provision for income taxes	23,508	21,878	38,020	4,350	1,384
Income tax (expense) benefit	(7,675)	(7,032)	(9,296)	8,273	206
Net income	15,832	14,846	28,723	12,623	1,590
Earnings per common share:
Basic	$0.61	$0.56	$1.04	$0.46	$0.06
Diluted	$0.60	$0.55	$1.03	$0.45	$0.05
Shares used in per share calculations (in thousands):
Basic	25,963	26,682	27,598	27,715	28,715
Diluted	26,353	26,823	27,922	28,023	29,302
Note: Amounts may not foot due to rounding.
(1) 2017 results included a tax benefit of $8.9 million resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act" or "TCJA").
(2) Revenue was recognized in accordance with ASC Topic 605-20, Revenue Recognition - Services, transportation revenue and related transportation costs were recognized when the shipment was delivered by a third-party carrier.
(3) Transportation costs exclude internal use software depreciation of $19.1 million, $17.9 million, $15.0 million, $10.0 million, and $9.0 million for year ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Internal use software depreciation is included in depreciation expense.

Non-GAAP Financial Measures
Adjusted gross profit (formerly "net revenue") is a non-GAAP measure of profitability used by management in its financial and operational decision-making and evaluation of overall operating performance. Adjusted gross profit is calculated as revenue minus transportation costs. Adjusted gross profit is a non-GAAP measure of profitability and is a useful measure of the Company's ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. Management considers this measure to be an important performance measurement of our success in the marketplace. Adjusted gross profit may be different from similar measures used by other companies. Adjusted gross profit should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. Below is the reconciliation of adjusted gross profit to gross profit, directly the most comparable GAAP measure:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Revenue	$2,511,515	$2,184,977	$2,439,701	$1,943,086	$1,716,152
Transportation costs	2,118,316	1,798,944	2,019,337	1,604,046	1,397,578
Internal use software depreciation	19,083	17,886	14,973	10,013	9,031
Gross profit	374,115	368,147	405,391	329,027	309,543
Add: Internal use software depreciation	19,083	17,886	14,973	10,013	9,031
Adjusted gross profit	$393,199	$386,033	$420,363	$339,041	$318,574
Note: Amounts may not foot due to rounding.
Employee Count
The number of employees on the last day of the applicable period were as follows:

	Year ended December 31,
	2020	2019	2018	2017	2016
Total employees	2,593	2,539	2,595	2,453	2,350

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$41,297	$34,626	$40,281	$23,515	$16,646
Working capital	116,340	105,784	126,825	113,973	100,360
Total assets	963,944	826,666	878,325	838,079	766,768
Total liabilities	564,575	443,353	488,394	479,207	408,618
Total stockholders' equity	$399,369	$383,312	$389,932	$358,872	$358,150

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
We procure transportation and provide logistics services for clients across a wide range of industries, such as manufacturing, construction, food and beverage, consumer products and retail. Our clients fall into two categories, Transactional and Managed Transportation. We provide brokerage and transportation management services to our Transactional clients on a shipment-by-shipment basis, typically with individual, or spot market pricing. We typically enter into multi-year contracts with our Managed Transportation clients, which are often on an exclusive basis for a specific transportation mode or point of origin. As part of our value proposition, we also provide core logistics services to these clients.
COVID-19 spread throughout the United States, including in the regions and communities in which we operate. In response to the pandemic, government authorities have imposed mandatory closures, work-from-home orders and social distancing protocols. Our employees were able to move to remote working as necessary with minimal business interruption in response to these orders and protocols.
These responsive measures have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced uncertainty and volatility. While these disruptions did not have a significant impact on our results as of December 31, 2020, we are closely monitoring the impact of the COVID-19 global outbreak, and there remains significant uncertainty related to the public health situation globally. Although we can not predict the magnitude, it is possible that there is a period of decreased volumes and revenue and possible adverse effects on our operating results.
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020, and which is incorporated by reference herein.

Results of Operations
The following table represents certain results of operations data:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,511,515	$2,184,977	$2,439,701
Transportation costs (excludes internal use software depreciation)(1)	2,118,316	1,798,944	2,019,337
Adjusted gross profit(2)	393,199	386,033	420,363
Operating expenses:
Commissions	118,203	116,959	126,822
Selling, general and administrative expenses	207,454	195,120	202,928
Contingent consideration (benefit) expense	(447)	1,050	410
Depreciation and amortization	38,492	38,387	36,638
Total operating expenses	363,701	351,516	366,798
Income from operations	29,497	34,517	53,566
Interest expense	(5,990)	(12,639)	(15,546)
Income before provision for income taxes	23,508	21,878	38,020
Income tax expense	(7,675)	(7,032)	(9,296)
Net income	$15,832	$14,846	$28,723

Stated as a percentage of adjusted gross profit:
Adjusted gross profit(2)	100.0%	100.0%	100.0%
Operating expenses:
Commissions	30.1%	30.3%	30.2%
Selling, general and administrative expenses	52.8%	50.5%	48.3%
Contingent consideration (benefit) expense	(0.1)%	0.3%	0.1%
Depreciation and amortization	9.8%	9.9%	8.7%
Total operating expenses	92.5%	91.1%	87.3%
Income from operations	7.5%	8.9%	12.7%

Earnings per common share:
Basic	$0.61	$0.56	$1.04
Diluted	$0.60	$0.55	$1.03
Shares used in per share calculations (in thousands):
Basic	25,963	26,682	27,598
Diluted	26,353	26,823	27,922
Note: Amounts may not foot due to rounding.
(1) Transportation costs exclude internal use software depreciation of $19.1 million, $17.9 million, and $15.0 million for year ended December 31, 2020, 2019, and 2018, respectively. Internal use software depreciation is included in depreciation expense on the consolidated statements of operations.
(2) Adjusted gross profit is a non-GAAP measure of profitability calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Form 10-K, for a reconciliation of adjusted gross profit to gross profit, the most comparable GAAP measure.

Revenue
We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue was $2.5 billion and $2.2 billion for the years ended December 31, 2020 and 2019, respectively, reflecting a 14.9% increase in 2020.
Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin. In several cases, we provide substantially all of a client's transportation and logistics requirements. On a per client basis, our Managed Transportation relationships typically generate higher dollar amounts and volume than our Transactional relationships. In both 2020 and 2019, Transactional clients accounted for 77.1% of our revenue, and Managed Transportation clients accounted for 22.9% of our revenue. We expect to continue to expand both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.
Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary shipment modes that we transact in are TL and LTL. Other transportation modes include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our revenue growth. In 2020, TL accounted for 70.0% of our revenue, LTL accounted for 26.3% of our revenue and other transportation modes accounted for 3.8% of our revenue. In 2019, TL accounted for 65.8% of our revenue, LTL accounted for 29.6% of our revenue and other transportation modes accounted for 4.6% of our revenue.
The transportation industry has historically been subject to seasonal sales fluctuations as shipments generally are lower during and after the winter holiday season because many companies ship goods and stock inventories prior to the winter holiday season. While we experience some seasonality, differences in our revenue between periods have been driven primarily by growth in our client base.
Transportation costs and adjusted gross profit
We act primarily as a service provider to add value and expertise in the procurement and execution of brokerage and transportation management services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed-fee arrangements that represent an insignificant portion of our revenue. Adjusted gross profit is a non-GAAP measure of profitability equal to revenue minus transportation costs. Adjusted gross profit margin is calculated as adjusted gross profit (as previously defined) divided by revenue. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.
Adjusted gross profit is a non-GAAP measure of profitability and is a useful measure of the Company's ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. As such, discussion of the Company's results and its profitability of operations often center on changes in its adjusted gross profit. Management considers this measure to be an important performance measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our adjusted gross profit margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our adjusted gross profit. The discussion of our results of operations below focuses on changes in our expenses as a percentage of adjusted gross profit. See the "Non-GAAP financial measures" in Item 6 "Selected Consolidated Financial Data". In 2020 and 2019, our adjusted gross profit was $393.2 million and $386.0 million, respectively, reflecting an 1.9% an increase in 2020.
Operating expenses
Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel, general and administrative expenses to run our business, changes in our contingent consideration and depreciation and amortization.
Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the adjusted gross profit we collect from the clients for which the sales personnel have primary responsibility. In 2020 and 2019, commission expense was $118.2 million and $117.0 million, respectively. In 2020 and 2019, commission expense as a percentage of adjusted gross profit was 30.1% and 30.3%, respectively. The percentage of adjusted gross profit paid as commissions varies depending on the type of client, composition of the sales team and mode of transportation.TL shipments typically have higher commission percentages than other modes. Commission expense, stated as a percentage of adjusted gross profit, could increase or decrease in the future depending on the composition and sources of our revenue growth and continued automation initiatives.
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
Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration relating to acquired businesses, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees and other general and administrative expenses. In 2020 and 2019, our selling, general and administrative expenses were $207.5 million and $195.1 million, respectively. In 2020 and 2019, selling, general and administrative expenses as a percentage of adjusted gross profit were 52.8% and 50.5%, respectively.
Our contingent consideration expense or benefit relates to acquired businesses and is the change in the fair value of our contingent consideration assets and liabilities. The contingent consideration assets and liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to or received from the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair value of the contingent consideration assets and liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. In 2020, we recorded a benefit of $0.4 million, compared to an expense of $1.1 million in 2019, due to fair value adjustments to our contingent consideration assets and liabilities.
Our depreciation expense is primarily attributable to our depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures, and internal use software. In 2020 and 2019, depreciation expense was $27.5 million and $26.6 million, respectively.
Our amortization expense is attributable to our amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. In 2020 and 2019, amortization expense was $11.0 million and $11.8 million, respectively.
Interest expense
The interest expense included in our consolidated statement of operations consists of interest expense related to our ABL Facility and our convertible senior notes issued in May 2015 (the "Notes"). In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortize the debt discount and issuance costs related to the Notes over the 5 year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5 year life of the Amended ABL facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. On May 1, 2020, the Company paid the Notes remaining outstanding principal balance and accrued interest. Refer to Note 10, Long-Term Debt, of the consolidated financial statements included in this Form 10-K. Interest expense included in our consolidated statements of operations also consists of the recognized loss on extinguishment of debt upon our repurchase of the Notes. Interest expense was $6.0 million and $12.6 million for 2020 and 2019, respectively.
Critical Accounting Policies
Leases
We adopted Accounting Standards Codification ("ASC") Topic 842 Leases ("ASC Topic 842") on January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, of which prior amounts are not adjusted and continue to be reported in accordance with the account standards in effect for those periods. Under ASC Topic 842, a lessee is required to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. We lease office space for purposes of conducting our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. All Company leases, consisting primarily of facility leases, are considered operating leases. For leases with a lease term of greater than 12 months, we use an incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. Refer to Note 3, New Accounting Pronouncements, and Note 20, Leases, of the consolidated financial statements included in this Form 10-K.

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
Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as we do not have latitude in carrier selection or establish rates with the carrier. We also perform project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients. Refer to Note 5 "Revenue" of the Note to Consolidated Financial Statements, included in Item 8.
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
We adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses Topic 326, using the prospective approach on January 1, 2020. Results for reporting periods beginning on or after January 1, 2020 are presented under Topic 326. Prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.
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
The Company extends credit to certain clients as part of its business model. These clients are subject to an approval process prior to any extension of credit or increase in their current credit limit. The Company reviews each credit request and considers, among other factors, payment history, current billing status, recommendations by various rating agencies and capitalization. Clients that satisfy the credit review may receive a line of credit or an increase in their existing credit amount. The Company believes this review and approval process helps mitigate the risk of client defaults on extensions of credit and any potential credit losses. Additionally, the Company maintains a credit insurance policy for certain accounts. Refer to Note 2 "Summary of Significant Accounting Policies" of the Note to Consolidated Financial Statements, included in Item 8.
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software projects are expensed as incurred. Cost incurred during the application development stage for the development of internal use software, including upgrades and enhancements that provide additional functionality to our existing software, are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method, with total expense included in depreciation expense.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any special circumstances that could require an interim test, we have elected to test for goodwill impairment during the fourth quarter of each year.
We manage the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. Accounting Standards Update No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment" permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2020, the Company performed a quantitative goodwill impairment assessment of the reporting unit in accordance with ASC 350 due to the uncertain economic environment created by the COVID-19 pandemic. We utilized a combination of two valuation methodologies commonly referred to as the income approach and the market approach. For the income approach, we used the discounted cash flow model and for the market approach, we used the guideline public company method. The discounted cash flow method under the income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The guideline public company method under the market approach uses pricing multiples of a peer group of publicly traded companies and applies these multiples to the operating results of each reporting unit to provide indications of value. A concluded enterprise value based on equal weighting of the two methods was reconciled to current market capitalization. Both methods use management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. As a result of our quantitative assessment of the reporting unit, we concluded that the fair value of the reporting unit exceeded its carrying amount.
ASC Topic 350 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with ASC Topic 360 Property, Plant and Equipment. Our intangible assets consist of customer relationships, carrier relationships, non-compete agreements and trade names, which are being amortized over their estimated weighted average useful lives of 14.8 years, 17.0 years, 6.7 years and 4.0 years, respectively. Customer relationships are being amortized using an accelerated method, while carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method. Refer to Note 8 "Intangibles and Goodwill" of the Note to Consolidated Financial Statements, included in Item 8.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based compensation for restricted stock and restricted stock unit is reduced by estimated forfeitures for each period and adjusted accordingly upon vesting or actual forfeiture. Share-based employee compensation costs are recognized as a component of selling, general and administrative expenses in the consolidated statements of operations. For more information about our stock-based compensation programs, see Note 15 "Stock-based Compensation Plans" of the Note to Consolidated Financial Statements, included in Item 8.

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. Refer to Note 12 "Income Taxes" of the Note to Consolidated Financial Statements, included in Item 8.

Comparison of years ended December 31, 2020 and 2019
Revenue
Revenue was $2.5 billion in 2020, an increase of 14.9% from $2.2 billion in 2019. The increase in revenue was primarily attributable to a 9.3% increase in revenue per shipment, along with an increase of 5.2% in volume.
Revenue from Transactional clients was $1.9 billion in 2020, an increase of 14.9% from $1.7 billion in 2019. The increase in Transactional revenue was driven by an increase in TL revenue per shipment and an increase in both TL and LTL volume. Revenue from Transactional clients was 77.1% of our revenue in 2020 and 2019.
Revenue from Managed Transportation clients was $574.8 million in 2020, an increase of 14.9% from $500.1 million in 2019. The increase in Managed Transportation revenue was driven by an increase in TL revenue per shipment and an increase in both TL and LTL volume, partially offset by a decrease in revenue per shipment in the LTL mode. Revenue from Managed Transportation clients was 22.9% of our revenue for 2020 and 2019.
Transportation costs
Transportation costs were $2.1 billion in 2020, an increase of 17.8% from $1.8 billion in 2019. Our transportation costs as a percentage of revenue increased to 84.3% in 2020 from 82.3% in 2019. The 12.0% increase in carrier rates per shipment and the 5.2% increase in total number of shipments drove the increase in our transportation costs year over year.
Adjusted gross profit
Adjusted gross profit was $393.2 million in 2020, an increase of 1.9% from $386.0 million in 2019. The increase in adjusted gross profit was primarily driven by an increase of 5.2% in the total number of shipments, partially offset by a decrease of 3.2% in adjusted gross profit per shipment. Adjusted gross profit margins decreased to 15.7% in 2020 from 17.7% in 2019 due to lower TL and LTL margins attributable to higher transportation costs.
Operating expenses
Commission expense was $118.2 million in 2020, an increase of 1.1% from $117.0 million in 2019 due to higher adjusted gross profit. For 2020, commission expense was 30.1% of adjusted gross profit, compared to 30.3% in 2019.
Selling, general and administrative expenses were $207.5 million in 2020, an increase of 6.3% from $195.1 million in 2019. The increase was primarily driven by higher incentive compensation and stock compensation expense. The increase in stock compensation expense was primarily attributable to accelerated expense recognition from certain retirement provisions in equity awards granted in 2020. As a percentage of adjusted gross profit, selling, general and administrative expenses increased to 52.8% in 2020 from 50.5% in 2019.
The contingent consideration fair value adjustment resulted in income of $0.4 million in 2020, compared to an expense of $1.1 million in 2019. The change for both periods was a result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflected the updated probabilities and assumptions as of December 31, 2020.
Depreciation expense was $27.5 million in 2020, an increase of 3.5% from $26.6 million in 2019. The increase in depreciation expense was primarily due to the depreciation of the increased investments in internally developed software and computer equipment.
Amortization expense was $11.0 million in 2020, a decrease of 7.0% from $11.8 million in 2019. The decrease in amortization expense was primarily attributable to the complete amortization of certain previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.
Income from operations
Income from operations was $29.5 million in 2020, a decrease of 14.5% from $34.5 million in 2019. The decrease in income from operations was due to lower adjusted gross profit margin and higher selling, general and administrative expense.

Interest expense
Interest expense was $6.0 million in 2020, a decrease from $12.6 million in 2019. The decrease in interest expense is primarily due to settlement of the Notes on May 1, 2020 and lower interest rates on the ABL Facility compared to the Notes during year ended December 31, 2020.
Income tax expense
We recognized income tax expense of $7.7 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. Our effective tax rate for the year ended December 31, 2020 was 32.7%, compared to an effective tax rate of 32.1% in 2019. The difference in our effective tax rate for the year ended December 31, 2020 from our statutory federal tax rate of 21% was primarily due to state taxes; and non-deductible expense, primarily executive stock-based compensation, offset in part by the impact of certain tax credits.
Net Income
Net income was $15.8 million in 2020, compared to $14.8 million in 2019, due to items previously discussed.
Quarterly Results of Operations
The following table represents our unaudited results of operations data for our most recent eight fiscal quarters. The following table should be read in conjunction with our consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data" in this Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
	(in thousands, except per share data) (unaudited)
Revenue	$754,252	$691,495	$514,719	$551,049	$531,677	$561,441	$553,775	$538,083
Adjusted gross profit(1)	114,800	100,446	88,046	89,907	89,682	96,982	100,603	98,766
Operating income	16,017	10,259	2,761	460	5,076	9,665	10,672	9,103
Net income (loss)	10,996	6,818	951	(2,933)	1,439	4,843	5,067	3,497
Earnings (loss) per common share:
Basic	$0.42	$0.26	$0.04	$(0.11)	$0.05	$0.18	$0.19	$0.13
Diluted	$0.41	$0.26	$0.04	$(0.11)	$0.05	$0.18	$0.19	$0.13
(1)Adjusted gross profit is a non-GAAP measure of profitability calculated as revenue less transportation costs. See Item 6, "Selected Financial Data" of this Form 10-K, for a reconciliation of adjusted gross profit to gross profit, the most comparable GAAP measure.
Liquidity and Capital Resources
As of December 31, 2020, we had $41.3 million in cash and cash equivalents, $116.3 million in working capital and $194.9 million available under our ABL Facility.
Cash provided by operating activities
For the year ended December 31, 2020, net cash provided by operating activities was $63.8 million. We generated $68.5 million in cash from net income (adjusted for noncash operating items), which was offset by $4.7 million cash outflow primarily related to changes in working capital.
For the year ended December 31, 2019, net cash provided by operating activities was $84.5 million. We generated $76.6 million in cash from net income (adjusted for noncash operating items) and the remaining $7.9 million from changes in working capital, partially offset by the impact of the contingent earn-out payments from acquisitions.
Cash used in investing activities
Cash used in investing activities was $21.6 million and $24.0 million for the years ended December 31, 2020 and 2019, respectively. In 2020 and 2019, the primary investing activities were capital expenditures, primarily internal use software.

Our capital expenditures were $21.6 million and $23.9 million for the years ended December 31, 2020 and 2019, respectively. Our capital expenditures decreased in 2020 as compared to 2019 due to a slight decrease in internal development of computer software and purchases of property and equipment.
Cash used in financing activities
Cash used in financing activities was $35.5 million and $66.2 million in 2020 and 2019, respectively.
In 2020, the primary financing activities were purchases and settlement of $89.0 million and $69.2 million, respectively, of Notes (described in Note 10, Long-Term Debt, in Item 8 of this Form 10-K), and the purchases of $10.3 million of our common stock as part of the repurchase program (described in Note 13, Stockholders' Equity, in Item 8 of this Form 10-K). We also drew $180.0 million on our ABL Facility, primarily to settle our Notes, and repaid $45.0 million during the year ended December 31, 2020.
In 2019, the primary financing activities were the purchases of $33.9 million of Notes and $29.0 million of our common stock as part of the repurchase program, the $1.2 million payments of contingent consideration, and the $2.1 million use of cash to satisfy employee tax withholdings upon the vesting of restricted stock. We also drew $35.0 million on our ABL Facility (all of which was repaid as of December 31, 2019).
ABL Facility
On October 23, 2018, we entered into an Amended Credit Agreement that provides a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million (the "Amended ABL Facility"), and a maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. Our obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain of our working capital assets.
At December 31, 2020, the outstanding balance on the Amended ABL Facility was $135.0 million. The issuance of letters of credit under the ABL Facility also reduces available borrowings. At December 31, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at December 31, 2020, as determined by the working capital assets pledged as collateral, was $330.7 million. After adjusting for the letters of credit, our remaining availability for borrowing under the Amended ABL Facility at December 31, 2020 was $194.9 million.
Anticipated uses of cash
Our priority is to continue to grow our revenue and adjusted gross profit. We anticipate that our operating expenses and planned expenditures will constitute material uses of cash, and we expect to use available cash to expand our sales force, to enhance our technology, to acquire or make strategic investments in complementary businesses, and for working capital and other general corporate purposes.
In 2021, we expect to use available cash of approximately $25 million to $27 million for capital expenditures.
We may also opt to use cash to repurchase up to $60.2 million of our common stock (described in Note 13, Stockholders' Equity, in Item 8 of this Form 10-K) under the remaining authority under our repurchase program. The timing and amount of any common stock repurchases will be determined based on market conditions and other factors. In addition, we may elect to use cash to reduce the amount outstanding on our Amended ABL Facility. We expect our use of cash for working capital purposes and other purposes to be offset by the cash flow generated from operating activities during the same period.
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
Contractual Obligations
Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2020, we leased approximately 225,000 square feet at our corporate headquarters and we continue to also lease approximately 30 branch sales offices, with a range of lease terms between 3-11 years.

As of December 31, 2020, we had the following contractual obligations (in thousands):

	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$40,160	$6,244	$12,613	$11,377	$9,925
Contingent consideration obligations(1)	953	$953	—	—	—
Total	$41,114	$7,197	$12,613	$11,377	$9,925
Note: Amounts may not foot due to rounding.
(1) This represents the maximum undiscounted contingent consideration obligations that may become payable in each period. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements. See Note 6 "Fair value Measurement" of the Notes to Consolidated Financial Statements, included in Item 8 for a discussion of the fair values of these contingent consideration obligations as of December 31, 2020.
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
The Company adopted this standard on January 1, 2020 using the prospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. At December 31, 2020, the Company reported $439.4 million of accounts receivable, net of allowance of $6.3 million. Changes in the allowance were not material for year ended December 31, 2020. The Company fully describes the adoption and impact of this standard in Note 2. As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
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
Recently issued accounting pronouncements not yet adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements – Disclosures, which provides consistency by amending the codification to include all disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The guidance is to be applied using retrospective method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform, such as the LIBOR. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2020 and 2019.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2020. The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Echo Global Logistics, Inc.
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Echo Global Logistics, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Capitalization of Internal Use Software Development Costs

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company capitalizes costs for internal use computer software projects that relate to the application development stage. The Company capitalized $17.9 million of internal use computer software costs during the year ended December 31, 2020 and the net book value of internal use software costs was $30.2 million as of December 31, 2020.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Echo Global Logistics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Echo Global Logistics, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Echo Global Logistics, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2021

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$41,297	$34,626
Accounts receivable, net of allowance for doubtful accounts of $6,287 and $4,255 at December 31, 2020 and 2019, respectively	439,391	286,989
Income taxes receivable	—	2,473
Prepaid expenses	9,322	8,999
Other current assets	3,465	3,106
Total current assets	493,475	336,193
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $156,309 and $130,320 at December 31, 2020 and 2019, respectively	53,599	58,620
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $92,630 and $81,656 at December 31, 2020 and 2019, respectively	86,788	97,762
Operating lease assets	16,724	19,638
Other assets	3,768	4,863
Total noncurrent assets	470,469	490,473
Total assets	$963,944	$826,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$317,692	$187,524
Due to seller, current	307	937
Accrued expenses	53,458	35,229
Income tax payable	1,675	—
Other current liabilities	4,004	6,719
Total current liabilities	377,135	230,409
Noncurrent liabilities:
Long-term debt, net	133,945	—
Convertible notes, net	—	156,298
Due to seller, noncurrent	—	770
Other noncurrent liabilities	511	641
Deferred income taxes	25,333	23,761
Noncurrent operating lease liabilities	27,651	31,475
Total noncurrent liabilities	187,440	212,945
Total liabilities	564,575	443,353
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 31,731,798 shares issued and 25,964,698 shares outstanding at December 31, 2020; 31,507,247 shares issued and 26,229,809 shares outstanding at December 31, 2019	3	3
Treasury stock, 5,767,100 and 5,277,438 shares at December 31, 2020 and 2019, respectively	(118,679)	(109,239)
Additional paid-in capital	366,265	356,600
Retained earnings	151,780	135,948
Total stockholders' equity	399,369	383,312
Total liabilities and stockholders' equity	$963,944	$826,666
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Revenue	$2,511,515	$2,184,977	$2,439,701
Costs and expenses:
Transportation costs (excludes internal use software depreciation of $19,083, $17,886, and $14,973 for years ended December 31, 2020, 2019, and 2018, respectively.)	2,118,316	1,798,944	2,019,337
Selling, general and administrative expenses	325,209	313,129	330,160
Depreciation and amortization	38,492	38,387	36,638
Income from operations	29,497	34,517	53,566
Interest expense	(5,990)	(12,639)	(15,546)
Income before provision for income taxes	23,508	21,878	38,020
Income tax expense	(7,675)	(7,032)	(9,296)
Net income	$15,832	$14,846	$28,723

Earnings per common share:
Basic	$0.61	$0.56	$1.04
Diluted	$0.60	$0.55	$1.03
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
(In thousands, except share data)	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2018	30,768,050	$3	(3,526,870)	$(69,818)	$337,445	$91,242	$358,872
Share compensation expense	—	—	—	—	9,289	—	9,289
Exercise of stock options	384,092	—	—	—	4,230	—	4,230
Common stock issued for vesting of restricted stock	221,291	—	—	—	—	—	—
Common stock issued for vesting of performance shares	40,868	—	—	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(94,304)	—	—	—	(2,623)	—	(2,623)
Common shares issued for acquisition	25,223	—	—	—	693	—	693
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(637)	—	(637)
Purchases of treasury stock	—	—	(420,590)	(9,752)	—	—	(9,752)
Cumulative effect of accounting change	—	—	—	—	—	1,136	1,136
Net income	—	—	—	—	—	28,723	28,723
Balance at December 31, 2018	31,345,220	3	(3,947,460)	(79,571)	348,397	121,102	389,932
Share compensation expense	—	—	—	—	10,194	—	10,194
Exercise of stock options	3,000	—	—	—	37	—	37
Common stock issued for vesting of restricted stock	234,706	—	—	—	—	—	—
Common stock issued for vesting of performance shares	13,267	—	—	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(88,946)	—	—	—	(2,131)	—	(2,131)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	103	—	103
Purchases of treasury stock	—	—	(1,329,978)	(29,668)	—	—	(29,668)
Net income	—	—	—	—	—	14,846	14,846
Balance at December 31, 2019	31,507,247	3	(5,277,438)	(109,239)	356,600	135,948	383,312
Share compensation expense	—	—	—	—	11,367	—	11,367
Exercise of stock options	35,200	—	—	—	421	—	421
Common stock issued for vesting of restricted stock and restricted stock units	287,379	—	—	—	—	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(98,028)	—	—	—	(1,933)	—	(1,933)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(190)	—	(190)
Purchases of treasury stock	—	—	(489,662)	(9,440)	—	—	(9,440)
Net income	—	—	—	—	—	15,832	15,832
Balance at December 31, 2020	31,731,798	$3	(5,767,100)	$(118,679)	$366,265	$151,780	$399,369
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities
Net income	$15,832	$14,846	$28,723
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,560	4,783	7,124
Noncash stock compensation expense	11,367	10,194	9,289
Noncash interest expense	1,711	7,345	9,077
Change in contingent consideration due to seller	(447)	1,050	410
Depreciation and amortization	38,492	38,387	36,638
Change in assets, net of acquisitions:
Accounts receivable	(152,402)	50,469	(12,700)
Income taxes receivable	4,036	469	2,542
Prepaid expenses and other assets	(754)	(700)	(4,492)
Change in liabilities, net of acquisitions:
Accounts payable	129,910	(28,586)	11,225
Accrued expenses and other liabilities	14,972	(12,628)	6,783
Payment of contingent consideration in excess of amounts established in purchase accounting	(507)	(1,097)	(375)
Net cash provided by operating activities	63,770	84,532	94,245
Investing activities
Purchases of property and equipment	(21,588)	(23,926)	(24,101)
Investments in business entities	—	—	(1,000)
Payments for acquisitions, net of cash acquired	—	(33)	(6,720)
Net cash used in investing activities	(21,588)	(23,959)	(31,821)
Financing activities
Payments of contingent consideration due to seller	(447)	(1,206)	(550)
Proceeds from exercise of stock options	421	37	4,230
Employee tax withholdings related to net share settlements of equity-based awards	(1,933)	(2,131)	(2,623)
Purchases of treasury stock	(10,349)	(29,014)	(9,497)
Purchases of Convertible Notes	(88,961)	(33,915)	(37,217)
Settlement of Convertible Notes	(69,242)	—	—
Proceeds from borrowing on ABL facility	180,000	35,000	12,000
Repayments of amounts borrowed on ABL facility	(45,000)	(35,000)	(12,000)
Net cash used in financing activities	(35,510)	(66,229)	(45,657)
Increase (decrease) in cash and cash equivalents	6,672	(5,656)	16,766
Cash and cash equivalents, beginning of period	34,626	40,281	23,515
Cash and cash equivalents, end of period	$41,297	$34,626	$40,281
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,631	$5,430	$6,594
Cash paid during the year for income taxes	1,976	5,173	174
Cash received during the year for income taxes refunded	—	3,363	189
Noncash financing activity
Liability for purchases of treasury stock not yet settled	$—	$909	$255
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018

1. Description of Business
Echo Global Logistics, Inc. (the "Company") is a leading provider of technology-enabled transportation and supply chain management services. These services are delivered on a proprietary technology platform that serves the transportation and logistics needs of the Company's clients. The Company provides services across all major transportation modes, including truckload ("TL"), less than truckload ("LTL"), small parcel, intermodal, domestic air, expedited and international. The Company's core logistics services, primarily brokerage and transportation management services, include carrier selection, dispatch, load management and tracking.
The Company's common stock is listed on the Nasdaq Global Select Market under the symbol ECHO.
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
Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short-term nature. The fair value of the due to seller liabilities are determined based on the likelihood of the Company making contingent earn-out payments. See Note 6 "Fair value Measurement" for additional information.
Leases
The Company adopted Accounting Standards Codification ("ASC") Topic 842 Leases ("ASC Topic 842") on January 1, 2019, of which prior amounts are not adjusted and continue to be in accordance with the accounting standards in effect for those periods. The Company determines if an arrangement contains a lease at inception. Operating leases are recorded as right-of-use assets ("ROU assets"), which are included in operating lease assets, and lease liabilities, which are included in other current liabilities and noncurrent operating lease liabilities on the consolidated balance sheets. As of December 31, 2020, all Company leases were operating leases.
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
Years Ended December 31, 2020, 2019, and 2018
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
The Company's 2018 leases were recognized in accordance with ASC Topic 840 Leases.
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
Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients. Further discussion of the changes to the revenue recognition policy under the new standard is discussed in Note 5 "Revenue".
Rebates
The Company has entered into agreements with certain clients to rebate to them a portion of the costs that they pay to the Company for transportation services, based on certain conditions and/or pricing schedules that are specific to each individual agreement, but that are typically constructed as a percentage of the costs that the client incurs. Refer to Note 5 "Revenue" for further discussion.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in client collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company recorded $2.9 million, $2.3 million and $2.7 million of bad debt expense for the years ended December 31, 2020, 2019 and 2018, respectively.
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses Topic 326, using the prospective approach. Results for reporting periods beginning on or after January 1, 2020 are presented under ("Topic 326"). Prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.
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
The following table summarizes the components of the allowance as of December 31, 2020 (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2019	$4,255
Provision, charged to expense	2,881
Write-offs	(3,357)
Recoveries	2,507
Balance at December 31, 2020	$6,287
Note: Amounts may not foot due to rounding.
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
Internal Use Software
Certain costs incurred in the planning and evaluation stage of internal use computer software projects are expensed as incurred. Costs incurred during the application development stage for the development of internal use software, including upgrades and enhancements that provide additional functionality to existing software, are capitalized and included in property and equipment. The Company capitalized $17.9 million and $16.9 million of internal use software costs during the years ended December 31, 2020 and 2019, respectively. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method. The total expense, included in depreciation expense, for the years ended December 31, 2020, 2019 and 2018 was $19.1 million, $17.9 million and $15.0 million, respectively. At December 31, 2020 and 2019, the net book value of internal use software costs was $30.2 million and $31.5 million, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350 Intangibles - Goodwill and Other: Testing Goodwill for Impairment ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year.
The Company manages the business as one operating segment and one reporting unit pursuant to the provisions of ASC Topic 280 Segment Reporting, which established accounting standards for segment reporting. Accounting Standards Update No. 2011-08, “Intangibles - Goodwill and Other: Testing Goodwill for Impairment" permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. In October 2020, the Company performed a quantitative goodwill impairment assessment of the reporting unit in accordance with ASC 350 due to the uncertain economic environment created by the COVID-19 pandemic. We utilized a combination of two valuation methodologies commonly referred to as the income approach and the market approach. For the income approach, we used the discounted cash flow model and for the market approach, we used the guideline public company method. The discounted cash flow method under the income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The guideline public company method under the market approach uses pricing multiples of a peer group of publicly traded companies and applies these multiples to the operating results of each reporting unit to provide indications of value. A concluded enterprise value based on equal weighting of the two methods was reconciled to current market capitalization. Both methods use management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. As a result of our quantitative assessment of the reporting unit, we concluded that the fair value of the reporting unit exceeded its carrying amount.
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
Self-Insurance Liability
The Company is self-insured for its employee health plans and records a liability that represents its estimated cost of claims incurred and unpaid as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. The total estimated self-insurance liabilities as of December 31, 2020 and 2019 were $1.0 million and $0.8 million, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based upon their fair values. Share-based compensation for restricted stock and restricted stock unit is reduced by estimated forfeitures for each period and adjusted accordingly upon vesting or actual forfeiture. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the consolidated statements of operations. See Note 15 "Stock-based Compensation Plans" for a description of the Company's accounting for stock-based compensation plans.
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
Years Ended December 31, 2020, 2019, and 2018
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
The Company adopted this standard on January 1, 2020 using the prospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. At December 31, 2020, the Company reported $439.4 million of accounts receivable, net of allowance of $6.3 million. The Company fully describes the adoption and impact of this standard in Note 2 "Summary of Significant of Accounting Policies". As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.
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
Recently issued accounting pronouncements not yet adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements – Disclosures, which provides consistency by amending the codification to include all disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The guidance is to be applied using retrospective method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.
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
Years Ended December 31, 2020, 2019, and 2018
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
The opening balance sheet fair value of the contingent consideration was $1.4 million. The Company made a payment of $1.0 million in 2020 and 2019 to the seller of FMP based on the achievement of certain financial measures as defined within the acquisition purchase agreement. As of December, 31, 2020 the fair value of the remaining contingent consideration was $0.3 million. The Company will continue to reassess the fair value of the contingent consideration obligation each quarter.
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
The following table presents the Company's revenue disaggregated by client type (in thousands):

	Year Ended December 31,
Client Type	2020	2019	2018
Transactional	$1,936,688	$1,684,872	$1,915,589
Managed Transportation	574,827	500,105	524,112
Revenue	$2,511,515	$2,184,977	$2,439,701
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
The following table presents the Company's revenue disaggregated by mode (in thousands):

	Year Ended December 31,
Mode	2020	2019	2018
Truckload	$1,757,494	$1,437,566	$1,686,358
Less than truckload	659,358	646,594	638,404
Other revenue	94,663	100,817	114,939
Revenue	$2,511,515	$2,184,977	$2,439,701
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
6. Fair Value Measurement
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value of the due to seller liabilities at December 31, 2020 and 2019 was $0.3 million and $1.7 million, respectively. The potential contingent earn-out payments and performance are defined in the individual purchase agreement for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the contingent earn-out payment due, if any, after each defined measurement period.
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
Years Ended December 31, 2020, 2019, and 2018
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
The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(307)	—	—	$(307)

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(1,707)	—	—	$(1,707)
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at January 1, 2019	$(2,960)
Change in contingent consideration due to seller	(1,050)
Payments of contingent consideration due to seller	2,303
Balance at December 31, 2019	(1,707)
Change in contingent consideration due to seller	447
Payments of contingent consideration due to seller	953
Balance at December 31, 2020	$(307)
For the year ended December 31, 2020, the Company recognized a benefit of $0.4 million in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. For the years ended December 31, 2019 and 2018, the Company recognized net expense of $1.1 million and $0.4 million, respectively, in selling, general and administrative expense due to the change in fair value determined by a level three valuation technique. These changes in fair value resulted from using revised forecasts that took into account the most recent performance at each acquired business and the effect of the time value of money.
For the years ended December 31, 2020, 2019 and 2018, the Company made contingent earn-out payments of $1.0 million, $2.3 million and $0.9 million, respectively, to sellers of businesses acquired by the Company.
7. Property and Equipment
Property and equipment at December 31, 2020 and 2019, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Computer equipment	$28,286	$24,950
Software, including internal use software	142,624	124,692
Furniture, fixtures and office equipment	9,607	9,678
Leasehold improvements	29,391	29,621
	209,908	188,940
Less accumulated depreciation	(156,309)	(130,320)
Net property and equipment	$53,599	$58,620
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
Depreciation expense, including amortization of capitalized internal use software, was $27.5 million, $26.6 million and $23.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Intangibles and Goodwill
The balance of goodwill was $309.6 million as of December 31, 2020 and 2019, as no changes occurred during the period. The Company performs an annual impairment test and no such impairment was recognized. The Company has no accumulated impairment losses as of December 31, 2020. See Note 2 "Summary of Significant Accounting Policies", for additional information on our annual impairment testing.
The following is a summary of intangible assets as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(76,677)	$73,562	$150,239	$(67,317)	$82,922
Carrier relationships	18,300	(6,010)	12,290	18,300	(4,934)	13,366
Non-compete agreements	5,239	(4,303)	936	5,239	(3,765)	1,474
Trade names	5,640	(5,640)	—	5,640	(5,640)	—
Total intangible assets	$179,418	$(92,630)	$86,788	$179,418	$(81,656)	$97,762
Note: Amounts may not foot due to rounding.
The customer relationships are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, trade names and non-compete agreements are being amortized using the straight-line method. Amortization expense related to intangible assets was $11.0 million, $11.8 million and $13.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

2021	10,362
2022	10,005
2023	9,501
2024	8,897
2025	8,201
Thereafter	39,822
Total	$86,788
Note: Amounts may not foot due to rounding.

9. Accrued Expenses and Other Liabilities
The components of accrued expenses at December 31, 2020 and December 31, 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation	$39,757	$21,192
Accrued rebates	3,196	3,119
Accrued employee benefits	3,077	4,235
Accrued professional service fees	1,512	1,395
Accrued interest	155	881
Other	5,760	4,407
Total accrued expenses	$53,458	$35,229
Note: Amounts may not foot due to rounding.
The other current liabilities of $4.0 million and $6.7 million at December 31, 2020 and December 31, 2019, respectively, consists primarily of the current portion of the Company's operating lease liabilities. The other noncurrent liabilities of $0.5

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
million and $0.6 million at December 31, 2020 and December 31, 2019, respectively, consist of the long-term portion of the Company's uncertain tax liability.
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
The terms of the Amended ABL Facility include various covenants, including a covenant that requires the Company to maintain a consolidated fixed charge coverage ratio at any time (a) a specified default occurs or (b) if excess availability falls below certain specified levels. We remained in compliance with all covenants as of December 31, 2020.
The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5 year life of the Amended ABL Facility. If the Company has no outstanding draw on the ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.1 million, $0.5 million and $0.7 million of interest expense related to the ABL Facility issuance costs, respectively.
Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the ABL Facility of $2.9 million, $1.1 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company drew a total of $180.0 million on the ABL Facility, primarily to repay in full the existing 2.50% convertible senior notes due 2020 (the "Notes"), for the year ended December 31, 2020, of which $135.0 million is outstanding as of December 31, 2020. As there is an outstanding amount drawn on the ABL as of December 31, 2020, the unamortized issuance costs are presented as a reduction to the carrying amount of the debt on the consolidated balance sheet. The Company drew a total of $35.0 million and $12.0 million on the ABL Facility for the years ended December 31, 2019 and 2018, respectively, all of which was repaid as of December 31, 2019 and 2018. No amounts were outstanding on the ABL Facility as of December 31, 2019 and 2018. As there is no outstanding draw on the ABL Facility at December 31, 2019 and 2018, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheets. Since June 1, 2015, the Company has been in compliance with all covenants related to the ABL Facility.
The issuance of letters of credit under the ABL Facility reduces available borrowings. At December 31, 2020, there were $0.7 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at December 31, 2020, as determined by the working capital assets pledged as collateral, was $330.7 million. After adjusting for the letters of credit, the Company's remaining availability to borrow under the Amended ABL Facility at December 31, 2020 was $194.9 million.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
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
Prior to paying the final outstanding balance of the Notes at maturity, the Company repurchased $89.1 million par value of the Notes for $89.0 million in cash, resulting in the recognition of a loss of $0.2 million during 2020. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's respective consolidated statements of operations. During the year ended December 31, 2019, the Company repurchased $34.3 million par value of the convertible senior notes for $33.9 million in cash, resulting in a $0.7 million loss. The losses were primarily for the write-off of the unamortized debt discount related to the Notes, which were included in interest expense in the Company’s respective consolidated statements of operations.
As of December 31, 2020 and 2019, the carrying amount of the Notes on the consolidated balance sheets is calculated as follows (in thousands):

	December 31, 2020	December 31, 2019
Convertible senior notes, principal amount	$—	$158,295
Unamortized debt discount	—	(1,667)
Unamortized debt issuance costs	—	(330)
Convertible senior notes, net	$—	$156,298
For 2020, 2019 and 2018, interest expense related to the Notes consisted of the following (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Contractual coupon interest	$1,063	$4,243	$5,647
Debt discount amortization	1,196	5,161	6,403
Loss on extinguishment of debt	166	711	751
Debt issuance cost amortization	236	1,021	1,266
Interest expense, Notes	$2,662	$11,137	$14,067
Note: Amounts may not foot due to rounding.

11. Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to potential claims and disputes related to its business, including claims for freight lost or damaged in transit. Some of these matters may be covered by its insurance and risk management programs or may result in claims or adjustments with the Company's carriers. The Company cannot predict the outcome of any litigation or the potential for future litigation and does not guarantee that these events will not adversely impact our financial results. Management does not believe that the outcome of any pending legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.
In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company appealed the assessment further, and on July 23, 2020, received an unfavorable decision from the state tax board. The Company continues to believe the assessment is without merit and will continue to defend its position through the judicial court system. The Company estimates that the additional potential liability related to this matter for the remaining open tax periods is between $3.5 million and $4.5 million, including potential penalties and interest. The Company has not recorded any potential loss related to this matter as of December 31, 2020.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
The Company has received a letter alleging the Company violated both federal and state labor laws in classifying certain employees as exempt and threatening to bring a class action lawsuit against the Company regarding this allegation. The Company disputes the allegations and intends to defend the matter. Given the uncertainty of potential litigation and the preliminary stage of the matter, the Company cannot estimate the reasonable possibility or range of loss, if any, that may result from this matter and therefore no accrual has been made as of December 31, 2020.
12. Income Taxes
The Company accounts for income taxes and related uncertain tax positions in accordance with ASC Topic 740. For the years ended December 31, 2020, 2019 and 2018, the Company recognized net increases of $194 thousand, $115 thousand and $44 thousand, respectively, in unrecognized tax benefits that impact the tax rate. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company has recorded interest on its unrecognized tax benefits in 2020 and 2019. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance at January 1	$609	$498
Increases related to prior year tax positions	92	21
Increases related to current year tax positions	123	90
Decreases based on settlements with taxing authorities	(9)	—
Balance at December 31	$815	$609
For the year ended December 31, 2020 and 2019, of the unrecognized tax benefits disclosed above, $510 thousand and $640 thousand, respectively, are classified as other noncurrent liabilities including interest and penalties. The remaining unrecognized tax benefits are included in deferred income taxes and income taxes payable for December 31, 2020, and the remaining unrecognized tax benefits are included in deferred income taxes for December 31, 2019. The Company does not believe it will have any significant changes in the amount of unrecognized tax benefits in the next twelve months. The total amount of the unrecognized tax benefits, if recognized, for the years ended December 31, 2020 and 2019, would affect the effective tax rate. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities before 2017, and state and local income tax examinations, by tax authorities for years before 2016.
The provision for income taxes consists of the following components for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current:
Federal	$4,424	$1,628	$1,879
State	1,691	621	293
Total current	6,116	2,248	2,172
Deferred:
Federal	1,393	3,214	5,572
State	167	1,570	1,552
Total deferred	1,560	4,783	7,124
Income tax expense	$7,675	$7,032	$9,296
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 differs from the amount computed by applying the U.S. federal income tax rate of 21% for 2020 and 2019 and 2018 to pretax income because of the effect of the following items (in thousands):

	2020	2019	2018
Tax expense at U.S. federal income tax rate	$4,936	$4,594	$7,984
State income taxes, net of federal income tax effect	1,295	1,179	1,553
Nondeductible expenses and other	883	820	941
Effect of state rate change on deferred items	21	79	—
Research and development credit	(617)	(573)	(420)
Changes in unrecognized tax benefits	194	115	44
Provision to return adjustments	(152)	(185)	(55)
Share-based payment awards	1,131	644	(771)
State tax credits	(2,124)	(2,179)	(1,647)
Valuation allowance	2,137	2,552	1,613
Audit settlements	—	16	72
Work opportunity tax credit	(30)	(30)	(18)
Income tax expense	$7,675	$7,032	$9,296
Note: Amounts may not foot due to rounding.
For the years ended December 31, 2020 and 2019, the Company's noncurrent deferred tax assets and liabilities consisted of the following (in thousands):

	2020	2019
Noncurrent deferred tax assets:
Reserves and allowances	$6,771	$3,922
Stock options	2,613	2,540
Net operating loss carryforward	—	16
Credit carryforwards	10,994	8,953
Lease liability	7,487	8,824
Subtotal	27,866	24,255
Valuation allowance	(10,346)	(8,336)
Total noncurrent deferred tax assets	17,519	15,919
Noncurrent deferred tax liabilities:
Prepaid and other expenses	1,103	1,046
Intangible assets	25,514	19,636
Property and equipment	11,242	12,268
Convertible debt	—	398
Section 481(a) adjustment - revenue recognition	742	1,482
Right of use asset	4,123	4,849
Total noncurrent deferred tax liabilities	42,724	39,680
Net deferred tax liability	$(25,205)	$(23,761)
Note: Amounts may not foot due to rounding.
For the years ended December 31, 2020 and 2019, the Company recorded deferred tax assets of $11.0 million and $9.0 million, respectively, for certain state tax credits with a 5 year credit carryforward period. The Company believes that it is more likely than not that a portion of the benefit from these state tax credit carryforwards will not be realized. In recognition of this risk, the Company recorded valuation allowances of $10.3 million and $8.3 million on the deferred tax asset relating to these state tax credit carryforwards as of December 31, 2020 and 2019, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
As of December 31, 2020 and 2019, the Company recorded deferred tax assets for federal and state income tax net operating loss carryforwards of zero and $16 thousand, respectively, which will expire at various dates from tax years 2026 through 2036.
13. Stockholders' Equity
Preferred Stock
The Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. As of December 31, 2020, 2019 and 2018, there was no preferred stock outstanding.
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
On July 31, 2020, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity and extend the expiration date to July 31, 2022. As of December 31, 2020, $60.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
For the years ended December 31, 2020, 2019 and 2018, the Company repurchased 489,662, 1,329,978 and 420,590 shares of common stock at a cost of $9.4 million, $29.7 million and $9.8 million, respectively. As of December 31, 2020, the Company has repurchased 5,767,100 shares of common stock, in aggregate, at a cost of $118.7 million.
Convertible Notes
In accordance with the ongoing repurchase program mentioned above, the Company repurchased $89.1 million par value of the 2.50% convertible senior notes for $89.0 million in cash for the year ended December 31, 2020. For the year ended December 31, 2019, the Company repurchased $34.3 million, par value of the 2.50% convertible senior notes for $33.9 million in cash.
14. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted stock and performance shares. The computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$15,832	$14,846	$28,723
Denominator:
Denominator for basic earnings per common share - weighted-average shares	25,962,586	26,682,323	27,597,950
Effect of dilutive securities:
Employee stock awards	390,410	140,665	323,936
Denominator for dilutive earnings per common share	26,352,996	26,822,988	27,921,886
Basic earnings per common share	$0.61	$0.56	$1.04
Diluted earnings per common share	$0.60	$0.55	$1.03

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
For the year ended December 31, 2020, the Company excluded in the aggregate 44,796 unvested restricted stock, restricted stock units, and performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options excluded from calculation of diluted earnings per common share.
For the year ended December 31, 2019, the Company excluded 5,377 unvested restricted stock from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested performance and market-based shares excluded from the calculation of diluted earnings per common share.
For the year ended December 31, 2018, no unvested restricted stock, no employee stock options and no unvested performance and market-based shares were excluded from the calculation of diluted earnings per comment share.
15. Stock-Based Compensation Plans
During the fourth quarter of 2009, the Company adopted the 2008 Stock Incentive Plan (the "2008 Plan"). The 2008 Plan was further amended and restated as of June 16, 2017 as the Amended and Restated 2008 Stock Incentive Plan (the "Amended 2008 Plan"). A total of 3,400,000 shares of common stock have been reserved for issuance under the Amended 2008 Plan. The Amended 2008 Plan is administered by the Board of Directors who determine the type of award, exercise price of options, the number of options to be issued, and the vesting period. As specified in the Amended 2008 Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. Upon exercise of a stock option under the Amended 2008 Plan, new stock is issued. The term of an option does not exceed 10 years, and the options generally vest ratably over one to five years from the date of grant. Under the 2008 Plan, four types of stock incentives have been issued: stock option awards, restricted stock awards, restricted stock unit awards, and performance and market-based stock awards.
Total stock compensation for the years ended December 31, 2020, 2019 and 2018 was $11.4 million, $10.2 million and $9.3 million, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations.
There was $12.7 million, $12.7 million and $11.4 million of total unrecognized compensation cost related to the stock-based compensation granted under the plans as of December 31, 2020, 2019 and 2018, respectively. This cost is expected to be recognized over a weighted-average period of 2.23 years.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
Stock Option Awards
There were no stock options granted during 2020, 2019 or 2018. Since all options were fully vested as of December 31, 2016, the Company recorded no compensation expense with no corresponding tax benefits for stock option awards for the years ended December 31, 2020, 2019 and 2018.

A summary of stock option activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	431,331	$11.16	2.3	$7,262
Granted	—	—
Exercised	(384,092)	11.01		7,025
Forfeited or canceled	(650)	11.06
Outstanding at December 31, 2018	46,589	12.42	2.0	368
Granted	—	—
Exercised	(3,000)	12.38		36
Forfeited or canceled	—	—
Outstanding at December 31, 2019	43,589	12.43	1.0	361
Granted	—	—
Exercised	(35,200)	11.95		228
Forfeited or canceled	—	—
Outstanding at December 31, 2020	8,389	$14.42	0.4	$104
Options vested and exercisable at December 31, 2020	8,389	$14.42	0.4	$104
The following table provides information about stock options granted and vested in the years ended December 31 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Options vested/exercisable:
Grant date fair value	$50	$243	$259
Aggregate intrinsic value	$104	$361	$368
The aggregate intrinsic value of options outstanding represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2020, 2019 and 2018, respectively. These amounts change based on the fair market value of the Company's stock, which was $26.82, $20.70 and $20.33 on the last business day of the years ended December 31, 2020, 2019 and 2018, respectively.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
Restricted Stock Awards
The Company awarded restricted shares to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2020, 2019 and 2018:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	521,340	$23.82
Granted	228,014	27.79
Vested	(204,845)	23.56
Forfeitures	(46,198)	25.36
Non-vested at December 31, 2018	498,311	25.60
Granted	360,266	24.14
Vested	(206,943)	25.74
Forfeitures	(29,357)	24.69
Non-vested at December 31, 2019	622,277	24.75
Granted	3,069	19.55
Vested	(261,710)	24.84
Forfeitures	(33,786)	25.01
Non-vested at December 31, 2020	329,850	$24.60
In 2020, 2019 and 2018, the Company recorded $4.6 million, $6.2 million and $5.3 million in compensation expense with corresponding tax benefits of $1.1 million, $1.5 million and $1.3 million for restricted stock awards, respectively.
In 2020, the Company awarded 3,069 shares of restricted stock to an employee, which will ratably vest over four years based on the employee continued employment. The grant date fair value of the restricted stock granted was $19.55.
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
Restricted Stock Unit Awards
The Company awarded restricted stock units to certain key employees that vest based on their continued employment. The value of these awards was established by the market price on the grant date and is being expensed ratably over the vesting period of the awards. The following table summarizes these non-vested restricted share grants as of December 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	—	$—
Granted	462,532	20.85
Vested	(8,165)	20.78
Forfeitures	(29,054)	19.94
Non-vested at December 31, 2020	425,313	$20.91
In 2020, the Company recorded $3.7 million in compensation expense with corresponding tax benefits of $0.9 million for restricted stock unit awards, respectively. The expense includes accelerated expense recognition from certain retirement provisions in equity awards granted.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
In 2020, the Company awarded 462,532 shares of restricted stock units to certain employees and directors, of which 32,525 will vest ratably over one year, 153,774 will vest ratably over three years and 276,233 will vest ratably over four years based on the employees' continued employment. The grant date fair value of the restricted stock granted ranged from $16.88 to $29.16.
Performance-Based Shares
In 2020, 2019 and 2018, the Company granted 19,545, 20,722 and 19,598 shares of restricted stock and restricted stock units at grant date fair values of $20.33, $28.05 and $25.35, respectively, to certain branch executives, which were issued based on financial targets achieved during the respective performance period.
In 2020, 2019 and 2018, the Company recognized $0.4 million, $0.5 million and $0.2 million in stock compensation expense with corresponding tax benefits of $0.1 million, $0.1 million and $0.1 million, respectively, for performance-based shares.
Performance and Market-Based Stock
In 2014, the Company initiated a performance and market-based stock incentive plan for certain executives that provides vesting based on specific financial and market-based performance measurements. Stock compensation expense related to these awards is recognized ratably over the vesting period for 2020 grant and using the accelerated attribution method for 2019 and 2018 grants. The Company granted 139,191, 105,543 and 97,966 shares of performance and market-based stock at grant date fair values of $29.84, $34.54 and $35.41 during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of the awards was estimated using a Monte Carlo valuation model, which uses multiple simulations to evaluate probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group.
The Company recorded $2.7 million, $3.5 million and $3.0 million in compensation expense with corresponding tax benefits of $0.7 million, $0.9 million and $0.7 million in 2020, 2019 and 2018, respectively.
16. Benefit Plans
The Company maintains a 401(k) savings plan, covering all of the Company's employees upon hiring. Employees may contribute a percentage of eligible compensation on both a before-tax basis and an after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $2.0 million annually, which were recorded in selling, general and administrative expenses on the consolidated statements of operations.
17. Significant Customer Concentration
For the years ended December 31, 2020, 2019 and 2018, all revenue consisted of sales generated from customers that individually represented less than 10% of the Company's revenue.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2020
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$551,049	$514,719	$691,495	$754,252
Operating income	460	2,761	10,259	16,017
Net (loss) income	(2,933)	951	6,818	10,996
(Loss) earnings per common share:
Basic	$(0.11)	$0.04	$0.26	$0.42
Diluted	$(0.11)	$0.04	$0.26	$0.41
	Year Ended December 31, 2019
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$538,083	$553,775	$561,441	$531,677
Operating income	9,103	10,672	9,665	5,076
Net income	3,497	5,067	4,843	1,439
Earnings per common share:
Basic	$0.13	$0.19	$0.18	$0.05
Diluted	$0.13	$0.19	$0.18	$0.05

19. Related Parties
There were no related party transactions during the years ended December 31, 2020, 2019 or 2018.
20. Leases
The Company adopted ASC Topic 842 on January 1, 2019 using the modified retrospective approach. Comparative information has not been restated and continues to be reported under ASC 840, Leases ("ASC Topic 840"), which was the accounting standard in effect for those periods.
The Company leases office space for purposes of conducting its business. As of December 31, 2020, the Company leases approximately 225,000 square feet at its corporate headquarters in Chicago, Illinois, with a lease term expiring in September 2027. In addition, the Company continues to lease approximately 30 branch sales offices, with a range of lease terms between 2-11 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. All Company leases, consisting primarily of facility leases, were evaluated upon the adoption of ASC Topic 842, and it was determined that these were all operating leases.
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

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
The balance sheet classification of lease assets and liabilities is as follows (in thousands):

	December 31, 2020	December 31, 2019
ROU assets:
Operating lease assets	$16,724	$19,638

Operating lease liabilities:
Current portion in other current liabilities	$4,004	$5,810
Noncurrent operating lease liabilities	27,651	31,475
Total operating lease liabilities	$31,655	$37,285
The components of lease expense is as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease expense	$5,651	$5,930
Short-term lease expense	143	261
Total lease expense	$5,794	$6,191
For the year ended December 31, 2018, the Company recognized operating lease rental expense of $6.0 million on a straight-line basis over the term of the lease in accordance with ASC Topic 840.
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 and 2019 was $8.4 million and $8.6 million, respectively, and was included in net cash provided by operating activities in the consolidated statement of cash flows. During the year ended December 31, 2020 and 2019, a total of $0.2 million and $2.1 million, respectively, of right-of-use assets were obtained in exchange for new operating lease liabilities.
The average lease term and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	6.16	6.85
Weighted average operating discount rate	7.6%	7.5%
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
As of December 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2021	6,244
2022	6,476
2023	6,137
2024	5,673
2025	5,705
Thereafter	9,925
Total lease payments	$40,160
Less: imputed interest	8,505
Total operating lease liabilities	$31,655

Echo Global Logistics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019, and 2018
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2020. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. As required under this Item 9A, the management's report titled “Management's Assessment of Internal Control Over Financial Reporting” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
As required under this Item 9A, the auditor's attestation report titled “Report of Independent Registered Public Accounting Firm” is set forth in “Item 8 - Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2021 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 or an amendment to this Form 10-K filed within such 120-day period.
We have adopted a code of ethics, which is available on our website under the "Employee Engagement" tab within the "Corporate Responsibility" subsection of the "Investors" section of our website at http://www.echo.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of Regulation S-K.
Item 11.    Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2021 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 or an amendment to this Form 10-K filed within such 120-day period.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2021 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 or an amendment to this Form 10-K filed within such 120-day period.
Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	8,389	$14.42	700,048	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	8,389	$14.42	700,048
(1)Includes our 2008 Stock Incentive Plan, which was amended and restated as of June 16, 2017 as the Amended and Restated 2008 Stock Incentive Plan.
(2)Includes shares remaining available for future issuance under our Amended and Restated 2008 Stock Incentive Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2021 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 or an amendment to this Form 10-K filed within such 120-day period.
Item 14.    Principal Accountant Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from our 2021 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 or an amendment to this Form 10-K filed within such 120-day period.

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
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018.
(3)    Exhibits:    Exhibits are as set forth in the section entitled "Exhibit Index" which immediately precedes the section entitled "Signatures" in this Form 10-K.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Valuation and Qualifying Accounts

(In thousands)	2020	2019	2018
Allowance for doubtful accounts:
Balance at beginning of year	$4,255	$4,618	$3,745
Provision, charged to expense	2,881	2,333	2,654
Write-offs, less recoveries	(850)	(2,696)	(1,781)
Balance at end of year	$6,287	$4,255	$4,618
Deferred tax assets - valuation allowance:
Balance at beginning of year	$8,336	$5,241	$3,627
Adjustments	2,112	3,095	1,613
Balance at end of year	$10,448	$8,336	$5,241
Note: Amounts may not foot due to rounding.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated By-laws.

3.3	(5)	Amendment to the Company's Amended and Restated By-laws.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(4)	Indenture, dated May 5, 2015, between Echo Global Logistics, Inc. and U.S. Bank, National Association, as trustee.

4.4*		Description of Echo Global Logistics, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	(1)†	Echo Global Logistics, LLC 2005 Stock Option Plan.

10.2	(7)†	Amended and Restated Echo Global Logistics, Inc. 2008 Stock Incentive Plan.

10.3	(1)†	Echo Global Logistics, Inc. Annual Incentive Plan.

10.4	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and Douglas R. Waggoner.

10.5	(2)†	Amended and Restated Employment Agreement, dated as of August 19, 2016, by and between Echo Global Logistics, Inc. and David B. Menzel.

10.6	(2)†	Amended and Restated Employment Agreement, dated as of October 5, 2020, by and between Echo Global Logistics, Inc. and Pete Rogers.

10.7	(1)	Form of Indemnification Agreement.

10.8	(3)	Credit Agreement, dated as of May 2, 2014, by and among Echo Global Logistics, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

10.9	(6)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2021.

ECHO GLOBAL LOGISTICS, INC.
By:	/s/ DOUGLAS R. WAGGONER
Douglas R. Waggoner Chairman and Chief Executive Officer
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Douglas R. Waggoner and Peter M. Rogers, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. WAGGONER	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 26, 2021
Douglas R. Waggoner

/s/ PETER M. ROGERS	Chief Financial Officer (principal financial and accounting officer)	February 26, 2021
Peter M. Rogers

/s/ SAMUEL K. SKINNER	Director	February 26, 2021
Samuel K. Skinner

/s/ DAVID C. HABIGER	Director	February 26, 2021
David C. Habiger

/s/ WILLIAM M. FARROW III	Director	February 26, 2021
William M. Farrow III

/s/ MATTHEW W. FERGUSON	Director	February 26, 2021
Matthew W. Ferguson

/s/ VIRGINIA L. HENKELS	Director	February 26, 2021
Virginia L. Henkels