Form 10-Q
period 2021-03-31
Echo Global Logistics, Inc.
filed 2021-04-29
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

As of April 28, 2021, the registrant had 26,635,553 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Revenue	$800,802	$551,049
Costs and expenses:
Transportation costs (excludes internal use software depreciation of $3,863 and $4,729 for three months ended March 31, 2021 and 2020, respectively.)	680,773	461,142
Selling, general and administrative expenses	96,881	79,654
Depreciation and amortization	8,689	9,792
Income from operations	14,459	460
Interest expense	(717)	(2,788)
Income (Loss) before provision for income taxes	13,742	(2,328)
Income tax expense	(3,546)	(605)
Net income (loss)	$10,196	$(2,933)

Earnings (Loss) per common share:
Basic	$0.39	$(0.11)
Diluted	$0.38	$(0.11)
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,432	$41,297
Accounts receivable, net of allowance for doubtful accounts of $6,265 and $6,287 at March 31, 2021 and December 31, 2020, respectively	500,264	439,391
Prepaid expenses	9,321	9,322
Other current assets	3,087	3,465
Total current assets	570,104	493,475
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $162,371 and $156,309 at March 31, 2021 and December 31, 2020, respectively	54,254	53,599
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $95,257 and $92,630 at March 31, 2021 and December 31, 2020, respectively	84,161	86,788
Operating lease assets	15,991	16,724
Other noncurrent assets	3,573	3,768
Total noncurrent assets	467,569	470,469
Total assets	$1,037,673	$963,944

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$380,589	$317,692
Due to seller, current	419	307
Accrued expenses	49,932	53,458
Income taxes payable	3,863	1,675
Other current liabilities	4,351	4,004
Total current liabilities	439,154	377,135
Noncurrent liabilities:
Long-term debt, net	134,058	133,945
Deferred income taxes	25,711	25,333
Noncurrent operating lease liabilities	26,535	27,651
Other noncurrent liabilities	514	511
Total noncurrent liabilities	186,818	187,440
Total liabilities	625,972	564,575
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,945,939 shares issued and 26,178,839 shares outstanding at March 31, 2021; 31,731,798 shares issued and 25,964,698 shares outstanding at December 31, 2020	3	3
Treasury stock, 5,767,100 shares at March 31, 2021 and December 31, 2020	(118,679)	(118,679)
Additional paid-in capital	368,400	366,265
Retained earnings	161,976	151,780
Total stockholders' equity	411,701	399,369
Total liabilities and stockholders' equity	$1,037,673	$963,944
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$10,196	$(2,933)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	378	1,038
Noncash stock compensation expense	5,045	4,608
Noncash interest expense	—	1,491
Change in contingent consideration due to seller	112	30
Depreciation and amortization	8,689	9,792
Change in assets:
Accounts receivable	(60,873)	(48,384)
Prepaid expenses and other assets	687	885
Change in liabilities:
Accounts payable	62,981	49,417
Income taxes payable	2,192	(425)
Accrued expenses and other liabilities	(2,173)	(5,852)
Net cash provided by operating activities	27,235	9,668
Investing activities
Purchases of property and equipment	(8,190)	(5,101)
Net cash used in investing activities	(8,190)	(5,101)
Financing activities
Proceeds from exercise of stock options	121	381
Employee tax withholdings related to net share settlements of equity-based awards	(3,031)	(1,541)
Purchases of treasury stock	—	(10,349)
Purchases of Convertible Notes	—	(88,961)
Proceeds from borrowing on ABL facility	—	100,000
Net cash used in financing activities	(2,910)	(470)
Increase in cash and cash equivalents	16,135	4,097
Cash and cash equivalents, beginning of period	41,297	34,626
Cash and cash equivalents, end of period	$57,432	$38,722
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$601	$1,156
Cash paid during the period for income taxes	1,000	—
Cash received during the period for income taxes refunded	25	—
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2020	31,731,798	$3	(5,767,100)	$(118,679)	$366,265	$151,780	$399,369
Share compensation expense	—	—	—	—	5,045	—	5,045
Exercise of stock options	8,389	0	—	—	121	—	121
Common stock issued for vested restricted stock and restricted stock units	271,084	0	—	—	(0)	—	—
Common stock issued for vested performance shares	37,188	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(102,520)	(0)	—	—	(3,031)	—	(3,031)
Net income	—	—	—	—	—	10,196	10,196
Balance at March 31, 2021	31,945,939	3	(5,767,100)	(118,679)	368,400	161,976	411,701
Note: Amounts may not foot due to rounding.

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2019	31,507,247	$3	(5,277,438)	$(109,239)	$356,600	$135,948	$383,312
Share compensation expense	—	—	—	—	4,608	—	4,608
Exercise of stock options	32,000	0	—	—	381	—	381
Common stock issued for vested restricted stock and restricted stock units	247,224	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(82,802)	(0)	—	—	(1,541)	—	(1,541)
Repurchase of convertible notes, net of deferred taxes	—	—	—	—	(190)	—	(190)
Purchases of treasury stock	—	—	(489,662)	(9,440)	—	—	(9,440)
Net loss	—	—	—	—	—	(2,933)	(2,933)
Balance at March 31, 2020	31,703,669	3	(5,767,100)	(118,679)	359,857	133,015	374,197
Note: Amounts may not foot due to rounding.

See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
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
The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year 2021. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2020.
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
2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In October 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new heading, cross referencing to other guidance and refining or correcting terminology. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and did not have a material impact on the Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and accounting for franchise taxes, among other updates. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and did not have a material impact on the Financial Statements.
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
Three Months Ended March 31, 2021 and 2020
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
The Company categorizes a client as a Managed Transportation client if there is an agreement with the client for the provision of services, typically for a multi-year term. Brokerage and transportation management services are typically the performance obligation for the Company's Managed Transportation clients. For this performance obligation, revenue is recognized on a gross basis as the Company is the principal in these transactions, and is recognized as the Managed Transportation client's shipment travels from origin to destination on a relative transit time basis. Other performance obligations for Managed Transportation clients may include transportation management services, which includes the integrated services of dispatch, tracking and carrier payment. For these types of transactions, revenue is recorded on a net basis, as the Company does not have latitude in carrier selection or establish rates with the carrier. The Company also performs project-based services, such as compliance management, customized re-billing services and freight studies for certain Managed Transportation clients.
The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended March 31,
Client Type	2021	2020
Transactional	$616,957	$428,374
Managed Transportation	183,846	122,675
Revenue	$800,802	$551,049
Note: Amounts may not foot due to rounding.

Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.
The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended March 31,
Mode	2021	2020
Truckload	$575,936	$367,781
Less than truckload	190,434	157,945
Other revenue	34,432	25,323
Revenue	$800,802	$551,049
Note: Amounts may not foot due to rounding.
Commissions
The Company recognizes commission expense when incurred because the amortization period is less than one year. Commission expense is recognized on a relative transit time basis, which aligns with the Company's revenue recognition policy.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
Variable Consideration
Certain customers may receive rebates based on the terms of their agreement with the Company, which are accounted for as variable consideration. Rebates are estimated based on the expected amount to be provided to customers and reduce revenue recognized. The Company also estimates for possible additional fees based on a portfolio approach.
4. Credit Loss on Trade Receivables
The Company applies ASC Topic 326, Financial Instruments - Credit Losses ("ASC Topic 326"), for financial instruments that are subject to credit losses. The Company is exposed to potential credit losses related to its trade receivables, which the Company categorizes as either Transactional or Managed Transportation. For its Transactional trade receivables, the Company utilizes historical loss information to develop an estimate for future expected credit losses. For its Managed Transportation trade receivables, the Company estimates its potential future expected credit losses on a customer specific basis. The Company considers current economic conditions and forecasts when determining its credit loss estimate based on the aging schedule. The Company transacts with customers in a variety of industries and adjusts its estimate accordingly if it becomes aware of financial difficulties for a specific customer.
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
The following table summarizes the components of the allowance (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance as of January 1st	$6,287	$4,255
Provision, charged to expense	368	484
Write-offs	(626)	(608)
Recoveries	235	398
Balance as of March 31st	$6,265	$4,529

5. Fair Value Measurement
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value due to seller liabilities at March 31, 2021 and December 31, 2020 is $0.4 million and $0.3 million, respectively. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.
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
Three Months Ended March 31, 2021 and 2020
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
The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(419)	—	—	$(419)

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(307)	—	—	$(307)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2020	$(307)
Change in fair value of contingent consideration due to seller	(112)
Payment of contingent consideration due to seller	—
Balance at March 31, 2021	$(419)
For the three months ended March 31, 2021 and 2020, the Company incurred expense of $112 thousand and $30 thousand, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations. These changes in fair value resulted from using revised forecasts that took into account the most recent performance of each acquired business.
During the three months ended March 31, 2021 and 2020, the Company did not make any contingent earn-out payments.
6. Intangibles and Goodwill
The balance of goodwill was $309.6 million as of March 31, 2021 and December 31, 2020, as no changes occurred during the period. The Company has no accumulated impairment losses as of March 31, 2021.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
The following is a summary of amortizable intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(78,938)	$71,301	$150,239	$(76,677)	$73,562
Carrier relationships	18,300	(6,279)	12,021	18,300	(6,010)	12,290
Non-compete agreements	5,239	(4,399)	840	5,239	(4,303)	936
Trade names	5,640	(5,640)	—	5,640	(5,640)	—
	$179,418	$(95,257)	$84,161	$179,418	$(92,630)	$86,788
Note: Amounts may not foot due to rounding.
The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $2.6 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.
The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2021	$7,735
2022	10,005
2023	9,501
2024	8,897
2025	8,201
Thereafter	39,822
Total	$84,161

7. Accrued Expenses and Other Liabilities
The components of accrued expenses at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$35,772	$39,757
Accrued rebates	3,435	3,196
Accrued employee benefits	3,504	3,077
Accrued professional service fees	1,379	1,512
Accrued interest	158	155
Other	5,683	5,760
Total accrued expenses	$49,932	$53,458
Note: Amounts may not foot due to rounding.
The other current liabilities of $4.4 million and $4.0 million at March 31, 2021 and December 31, 2020, respectively, consist primarily of the current portion of the Company's operating lease liabilities. The other noncurrent liabilities of $0.5 million at March 31, 2021 and December 31, 2020 consist of the long-term portion of the Company's uncertain tax liability.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
8. Income Taxes
The following table shows the Company's effective income tax rate for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (Loss) before provision for income taxes	$13,742	$(2,328)
Income tax expense	$(3,546)	$(605)
Effective tax rate	25.8%	(26.0)%
The difference in the Company's effective tax rate for each of the three months ended March 31, 2021 and 2020 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.
9. Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock, restricted stock units and performance shares. The computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$10,196	$(2,933)
Denominator:
Denominator for basic earnings per common share - weighted-average shares	26,040,590	26,006,644
Effect of dilutive securities:
Employee stock awards	599,458	—
Denominator for dilutive earnings per common share	26,640,048	26,006,644
Basic earnings (loss) per common share	$0.39	$(0.11)
Diluted earnings (loss) per common share	$0.38	$(0.11)
For the three months ended March 31, 2021, the Company excluded in the aggregate 84,927 unvested restricted stock units, and performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share.
For the three months ended March 31, 2020, the Company excluded 181,830 incremental shares related to stock-based awards from the calculation of diluted loss per common share because of the net loss during the period.
As of March 31, 2020, none of the conditions allowing holders of the Notes to convert were met and no conversion spread existed. As such, the Notes did not have a dilutive impact on diluted earnings per common share.
10. Stock-Based Compensation Plans
The Company recorded $5.0 million and $4.6 million in total stock-based compensation expense with corresponding income tax benefits of $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
During each of the three months ended March 31, 2021 and 2020, the Company did not grant any stock options.
The Company did not grant any shares of restricted stock during the three months ended March 31, 2021. There were 3,096 shares of restricted stock granted to an employee during the three months ended March 31, 2020.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
The Company granted 295,258 and 377,534 restricted stock units to various employees during the three months ended March 31, 2021 and 2020, respectively.
The Company has a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 94,955 and 139,191 shares of performance and market-based stock during the three months ended March 31, 2021 and 2020, respectively.
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
In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company appealed the assessment further, and on July 23, 2020, received an unfavorable decision from the state tax board. The Company continues to believe the assessment is without merit and will continue to defend its position through the judicial court system. The Company estimates that the additional potential liability related to this matter for the remaining open tax periods is between $3.5 million and $4.5 million, including potential penalties and interest. The Company has not recorded any potential loss related to this matter as of March 31, 2021.
The Company has received a letter alleging the Company violated both federal and state labor laws in classifying certain employees as exempt and threatening to bring a class action lawsuit against the Company regarding this allegation. In March 2021, a class action lawsuit was formally filed against the Company in this matter. The Company disputes the claims and intends to vigorously defend the matter. Given the preliminary stage of the matter, the Company cannot estimate the reasonable possibility or range of loss, if any, that may result from this matter and therefore no accrual has been made as of March 31, 2021.
12. Long-Term Debt
Asset Based Lending ("ABL") Facility
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
The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2021 and 2020
and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the Amended ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For each of the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million of interest expense related to Amended ABL Facility issuance costs.
Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the Amended ABL Facility of $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
During 2020, the Company drew a total of $180.0 million on the Amended ABL Facility, primarily to repay in full the existing 2.50% convertible senior notes due in 2020 (the "Notes"), of which $135.0 million is outstanding as of March 31, 2021, excluding the debt issuance cost of $0.9 million. The Company did not draw or make any payments on the Amended ABL Facility during the three months ended March 31, 2021. The Company drew $100.0 million on the Amended ABL Facility during the three months ended March 31, 2020, all of which was outstanding as of March 31, 2020. As there is an outstanding amount drawn on the Amended ABL Facility at March 31, 2021 and 2020, the unamortized issuance costs are presented as a reduction to the carrying amount of the debt on the consolidated balance sheet. Since June 1, 2015, the Company has been in compliance with all covenants related to the Amended ABL Facility.
The issuance of letters of credit under the Amended ABL Facility reduces available borrowings. As of March 31, 2021, there were $0.8 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at March 31, 2021, as determined by the working capital assets pledged as collateral, was $350.0 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, the Company's remaining availability under the Amended ABL Facility at March 31, 2021 was $214.2 million.
Convertible Senior Notes
On May 1, 2020, the Company paid the remaining outstanding principal balance of the Notes $69.2 million and related accrued interest of $0.9 million using the Amended ABL Facility. The Company accounted for these transactions in accordance with ASC 470-20, Debt with Conversion and Other Options. At the maturity date, the fair value of the Notes was equal to the par value, resulting in no gain or loss on the extinguishment of debt.
Prior to paying the final outstanding balance of the Notes at maturity, the Company repurchased $89.1 million par value of the Notes for $89.0 million, resulting in the recognition of a loss of $0.2 million during the three months ended March 31, 2020. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's consolidated statements of operations.
For the three months ended March 31, 2021 and 2020, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual coupon interest	$—	$919
Debt discount amortization	—	1,012
Loss on extinguishment of debt	—	166
Debt issuance cost amortization	—	200
Interest expense, Notes	$—	$2,297
Note: Amounts may not foot due to rounding.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors could have on the Company's business and financial results, that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
During 2020, due to the COVID-19 pandemic, we introduced a number of special initiatives to safeguard the health and safety of our employees, including a remote work plan. Most of our employees have been working remotely since March 2020. We continue to evaluate our return to office plans, with the health and safety of our employees being our top priority.
Management continues to evaluate the impact of the COVID-19 pandemic. While these disruptions did not have a significant impact on our results as of March 31, 2021, we are closely monitoring the impact of the COVID-19 global outbreak, and there remains significant uncertainty related to the public health situation globally.

Results of Operations

The following table represents certain results of operations data:

	Three Months Ended March 31,
(Unaudited, in thousands except per share data)	2021	2020
Consolidated statements of operations data:
Revenue	$800,802	$551,049
Transportation costs (excludes internal use software depreciation) (1)	680,773	461,142
Operating expenses:
Commissions	36,275	27,237
Selling, general and administrative expenses	60,494	52,387
Contingent consideration expense	112	30
Depreciation and amortization	8,689	9,792
Total operating expenses	105,570	89,446
Income from operations	14,459	460
Interest expense	(717)	(2,788)
Income (Loss) before provision for income taxes	13,742	(2,328)
Income tax expense	(3,546)	(605)
Net income (loss)	$10,196	$(2,933)
Earnings (Loss) per common share:
Basic	$0.39	$(0.11)
Diluted	$0.38	$(0.11)
Shares used in per share calculations (in thousands):
Basic	26,041	26,007
Diluted	26,640	26,007
Note: Amounts may not foot due to rounding.
(1) Transportation costs excludes internal use software depreciation of $3.9 million and $4.7 million for three months ended March 31, 2021 and 2020, respectively. Internal use software depreciation is included in depreciation expense.
Non-GAAP Financial Measures
Adjusted gross profit is a non-GAAP measure of profitability used by management in its financial and operational decision-making and evaluation of overall operating performance. Adjusted gross profit is calculated as revenue minus transportation costs. Adjusted gross profit is a non-GAAP measure of profitability and is a useful measure of the Company's ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. Management considers this measure to be an important performance measurement of our success in the marketplace. Adjusted gross profit may be different from similar measures used by other companies. Adjusted gross profit should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. Below is the reconciliation of adjusted gross profit to gross profit, directly the most comparable GAAP measure:

	Three Months Ended March 31,
(Unaudited, in thousands)	2021	2020
Revenue	$800,802	$551,049
Transportation costs	680,773	461,142
Internal use software depreciation	3,863	4,729
Gross profit	$116,166	$85,178
Add: Internal use software depreciation	3,863	4,729
Adjusted gross profit	$120,029	$89,907
Note: Amounts may not foot due to rounding.
Revenue
We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue for three months ended March 31, 2021 was $800.8 million, an increase of 45.3%, from $551.0 million in the comparable period of 2020.
Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a Managed Transportation client's transportation and logistics requirements. On a per client basis, our Managed Transportation relationships typically generate higher dollar amounts and volume than our Transactional relationships. For the three months ended March 31, 2021 and 2020, Transactional clients accounted for 77.0% and 77.7% of our revenue, respectively, and Managed Transportation clients accounted for 23.0% and 22.3% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.
Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes also include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the three months ended March 31, 2021, TL accounted for 71.9% of our revenue, LTL accounted for 23.8% of our revenue and other transportation modes accounted for 4.3% of our revenue. For the three months ended March 31, 2020, TL accounted for 66.7% of our revenue, LTL accounted for 28.7% of our revenue and other transportation modes accounted for 4.6% of our revenue.
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
Transportation costs and adjusted gross profit
We act primarily as a service provider to add value and expertise in the procurement and execution of brokerage and transportation management services for our clients. Our pricing structure is primarily variable, although we have entered into a limited number of fixed-fee arrangements that represent an insignificant portion of our revenue. Adjusted gross profit equals revenue minus transportation costs. Our transportation costs consist primarily of the direct cost of transportation paid to the carrier.
Adjusted gross profit is a non-GAAP measure of profitability and is a useful measure of the Company's ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. As such, discussion of the Company's results and its profitability of operations often center on changes in its adjusted gross profit. Management considers this measure to be an important performance measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our adjusted gross profit margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our adjusted gross profit. The discussion of our results of operations below focuses on changes in our adjusted gross profit and expenses as a percentage of adjusted gross profit. Adjusted gross profit for the three months ended March 31, 2021 was $120.0 million, an increase of 33.5% from $89.9 million in the comparable period of 2020.
Operating expenses
Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.
Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the adjusted gross profit we collect from the clients for which such sales personnel have primary responsibility. For the three months ended March 31, 2021 and 2020, our commission expense was $36.3 million and $27.2 million, respectively. Commission expense as a percentage of adjusted gross profit decreased to 30.2% as of March 31, 2021, as compared to 30.3% in the prior year. The percentage of adjusted gross profit paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. TL shipments typically have higher commission percentages than other modes. Commission expense, stated as a percentage of adjusted gross profit, could increase or decrease in the future depending on the composition and sources of our revenue growth and continued automation initiatives.
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
Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the three months ended March 31, 2021 and 2020, our selling, general and administrative expenses were $60.5 million and $52.4 million, respectively. For the three months ended March 31, 2021 and 2020, selling, general and administrative expenses as a percentage of adjusted gross profit were 50.4% and 58.3%, respectively.
Our contingent consideration expense is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2021 and 2020, we recorded an expense of $112.4 thousand and $30.0 thousand, respectively, due to fair value adjustments to our contingent consideration liabilities.
Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internal use software. For the three months ended March 31, 2021 and 2020, depreciation expense was $6.1 million and $7.0 million, respectively.
Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the three months ended March 31, 2021 and 2020, amortization expense was $2.6 million and $2.8 million, respectively.
Interest expense
For three months ended March 31, 2021, the interest expense included in our consolidated statements of operations consists of the interest expense related to our ABL Facility. For three months ended March 31, 2020, the interest expense included in our consolidated statements of operations consists of the interest expense related to our 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes"), the interest expense related to our ABL Facility and the recognized loss on extinguishment of debt upon our repurchase of the Notes. On May 1, 2020, the Company paid the remaining outstanding principal balance of the Notes and accrued interest. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortized the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL Facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $0.7 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.
Comparison of the three months ended March 31, 2021 and 2020
Revenue
Revenue for the three months ended March 31, 2021 was $800.8 million, an increase of 45.3% from $551.0 million in the comparable period of 2020. The increase in revenue was primarily attributable to an increase of 31.9% in revenue per shipment, along with an increase of 10.2% in volume.
Revenue from Transactional clients for the three months ended March 31, 2021 was $617.0 million, an increase of 44.0% from $428.4 million in the comparable period of 2020. The increase in Transactional revenue was primarily driven by an increase in both TL and LTL revenue per shipment and TL volume. Revenue from Transactional clients was 77.0% of our revenue for the three months ended March 31, 2021, a decrease from 77.7% of our revenue in the comparable period of 2020.
Revenue from Managed Transportation clients for the three months ended March 31, 2021 was $183.8 million, an increase of 49.9% from $122.7 million in the comparable period of 2020. The increase in Managed Transportation revenue was driven by an increase in both revenue per shipment and volume for both TL and LTL mode. Revenue from Managed Transportation clients was 23.0% of our revenue for the three months ended March 31, 2021, an increase from 22.3% of our revenue for the comparable period of 2020.

Transportation costs
Transportation costs for the three months ended March 31, 2021 was $680.8 million, an increase of 47.6% from $461.1 million in the comparable period of 2020. Our transportation costs as a percentage of revenue increased to 85.0% for the three months ended March 31, 2021 from 83.7% in the comparable period of 2020. The increase in transportation costs was driven by a 34.0% increase in carrier rates per shipment and a 10.2% increase in total number of shipments.
Adjusted gross profit
Adjusted gross profit for the three months ended March 31, 2021 was $120.0 million, an increase of 33.5% from $89.9 million in the comparable period of 2020. The increase in adjusted gross profit was primarily driven by an increase of 21.2% in adjusted gross profit per shipment, along with an increase of 10.2% in the total number of shipments. Adjusted gross profit margins decreased to 15.0% for the three months ended March 31, 2021, from 16.3% in the comparable period of 2020, due to lower TL and LTL margins attributable to higher transportation costs.
Operating expenses
Commission expense for the three months ended March 31, 2021 was $36.3 million, an increase of 33.2% from $27.2 million in the comparable period of 2020, due to higher adjusted gross profit. For the three months ended March 31, 2021, commission expense was 30.2% of adjusted gross profit, compared to 30.3% in the comparable period of 2020.
Selling, general and administrative expenses for three months ended March 31, 2021 was $60.5 million, an increase of 15.5% from $52.4 million in the comparable period in 2020. The increase was the result of higher incentive compensation and stock compensation expense. As a percentage of adjusted gross profit, selling, general and administrative expenses decreased to 50.4% for the three months ended March 31, 2021, from 58.3% in the comparable period of 2020 due to an increase in adjusted gross profit.
The contingent consideration fair value adjustment resulted in an expense of $112.4 thousand and $30.0 thousand for the three months ended March 31, 2021 and 2020, respectively. The activity for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of acquired businesses and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of March 31, 2021.
Depreciation expense for the three months ended March 31, 2021 was $6.1 million, a decrease of 13.1% from $7.0 million in the comparable period of 2020. The decrease in depreciation expense is primarily attributable to the timing of assets placed into service.
Amortization expense for the three months ended March 31, 2021 was $2.6 million, a decrease of 6.8% from $2.8 million in the comparable period of 2020. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.
Income from operations
Income from operations for the three months ended March 31, 2021 was $14.5 million, compared to $0.5 million in the comparable period of 2020. The increase in income from operations was primarily due to higher adjusted gross profit and lower selling, general and administrative expenses as a percentage of adjusted gross profit.
Interest expense
Interest expense was $0.7 million for the three months ended March 31, 2021, a decrease of 74.3% from $2.8 million in the comparable period of 2020. The decrease in interest expense is primarily due to the settlement of the Notes on May 1, 2020 and lower interest rates on the ABL Facility compared to the Notes during three months ended March 31, 2021.
Income tax expense
We recognized income tax expense of $3.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended March 31, 2021 was 25.8%, compared to an effective tax rate of (26.0)% in the comparable period of 2020. The difference in our effective tax rate for each of the three months ended March 31, 2021 and 2020 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.

Net income (loss)
Net income for the three months ended March 31, 2021 was $10.2 million, compared to a net loss of $2.9 million in the comparable period of 2020, due to the items previously discussed.
Liquidity and Capital Resources
As of March 31, 2021, we had $57.4 million in cash and cash equivalents, $130.9 million in working capital and $214.2 million available under our ABL Facility.
Cash provided by operating activities
During the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $27.2 million and $9.7 million, respectively. We generated $24.4 million and $14.0 million in cash from net income (adjusted for noncash operating items) for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the cash flow generation from net income was also increased by $2.8 million primarily due to changes in working capital and increase in income tax payable. The 2020 decrease of $4.4 million was primarily due to the timing of payments made and received during the year resulting from changes in working capital.
Cash used in investing activities
During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $8.2 million and $5.1 million, respectively. During the three months ended March 31, 2021 and 2020, the primary investing activities were the internal development of computer software and the purchases of property and equipment.
Cash used in financing activities
During the three months ended March 31, 2021, net cash used in financing activities was $2.9 million, of which the primary financing activities were the employee tax withholding related to net share settlements of equity-based awards. During the three months ended March 31, 2020, net cash used in financing activities was $0.5 million, of which the primary financing activities were the purchases of treasury stock and our Notes, offset by borrowings on the ABL Facility. We drew $100.0 million on our ABL Facility during the three months ended March 31, 2020.
ABL Facility
On October 23, 2018, we entered into Amendment No. 2 to the Revolving Credit and Security Agreement, which amended the terms of the Revolving Credit and Security Agreement, dated as of June 1, 2015, as amended, by and among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent (as amended, restated or otherwise modified the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million, and a maturity date of October 23, 2023. The initial aggregate principal amount under the Amended ABL Facility may be increased from time to time by an additional $150 million to a maximum aggregate principal amount of $500 million; provided that certain requirements are satisfied. Our obligations under the Amended ABL Facility are secured, on a first lien priority basis, by certain of our working capital assets.
At March 31, 2021, the outstanding balance on the Amended ABL Facility was $135.0 million. The issuance of letters of credit under the Amended ABL Facility also reduces available borrowings. At March 31, 2021, there were $0.8 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at March 31, 2021, as determined by the working capital assets pledged as collateral, was $350.0 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, our remaining availability under the Amended ABL Facility at March 31, 2021 was $214.2 million.
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
In 2021, we also expect to use available cash of approximately $17 million to $19 million for capital expenditures for the remainder of 2021.

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
None.

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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three months ended March 31, 2021 and 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.
Item 1A.    Risk Factors
There have been no material changes from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended March 31, 2021, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2021 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
1/1/21-1/31/21	24,448	$26.81	—	$60,189
2/1/21-2/28/21	33,155	$28.10	—	$60,189
3/1/21-3/31/21	44,917	$32.05	—	$60,189
Total	102,520	$29.52	—
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020, which was later amended on April 30, 2019 to add additional $50 million of capacity through October 31, 2020. Most recently, on July 31, 2020, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity and extend the expiration date to July 31, 2022. As of March 31, 2021, $60.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
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

ECHO GLOBAL LOGISTICS, INC.

Date:	April 29, 2021		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	April 29, 2021		/s/ PETER M. ROGERS
		By:	Peter M. Rogers Chief Financial Officer