Form 10-Q
period 2021-06-30
Echo Global Logistics, Inc.
filed 2021-07-29
CIK 1426945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

As of July 28, 2021, the registrant had 26,629,364 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$934,524	$514,719	$1,735,326	$1,065,768
Costs and expenses:
Transportation costs (excludes internal use software depreciation of $3,899 and $4,966 for three months ended June 30, 2021 and 2020, respectively; and $7,762 and $9,695 for six months ended June 30, 2021 and 2020, respectively.)	798,474	426,674	1,479,247	887,815
Selling, general and administrative expenses	102,714	75,481	199,596	155,135
Depreciation and amortization	8,697	9,804	17,386	19,596
Income from operations	24,639	2,761	39,098	3,222
Interest expense	(716)	(1,398)	(1,433)	(4,186)
Income (Loss) before provision for income taxes	23,923	1,363	37,665	(965)
Income tax expense	(5,556)	(412)	(9,102)	(1,017)
Net income (loss)	$18,367	$951	$28,564	$(1,981)

Earnings (Loss) per common share:
Basic	$0.70	$0.04	$1.09	$(0.08)
Diluted	$0.69	$0.04	$1.07	$(0.08)
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In thousands, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,926	$41,297
Accounts receivable, net of allowance for doubtful accounts of $6,534 and $6,287 at June 30, 2021 and December 31, 2020, respectively	546,197	439,391
Prepaid expenses	9,578	9,322
Other current assets	3,455	3,465
Total current assets	623,156	493,475
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $168,482 and $156,309 at June 30, 2021 and December 31, 2020, respectively	55,855	53,599
Goodwill	309,589	309,589
Intangible assets, net of accumulated amortization of $97,843 and $92,630 at June 30, 2021 and December 31, 2020, respectively	81,575	86,788
Operating lease assets	16,272	16,724
Other noncurrent assets	3,288	3,768
Total noncurrent assets	466,580	470,469
Total assets	$1,089,736	$963,944

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$417,308	$317,692
Due to seller, current	953	307
Accrued expenses	60,016	53,458
Income taxes payable	2,341	1,675
Other current liabilities	4,737	4,004
Total current liabilities	485,355	377,135
Noncurrent liabilities:
Long-term debt, net	119,171	133,945
Deferred income taxes	26,258	25,333
Noncurrent operating lease liabilities	26,100	27,651
Other noncurrent liabilities	518	511
Total noncurrent liabilities	172,047	187,440
Total liabilities	657,402	564,575
Stockholders' equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 31,949,853 shares issued and 26,182,753 shares outstanding at June 30, 2021; 31,731,798 shares issued and 25,964,698 shares outstanding at December 31, 2020	3	3
Treasury stock, 5,767,100 and 5,767,100 shares at June 30, 2021 and December 31, 2020, respectively	(118,679)	(118,679)
Additional paid-in capital	370,666	366,265
Retained earnings	180,344	151,780
Total stockholders' equity	432,334	399,369
Total liabilities and stockholders' equity	$1,089,736	$963,944
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$28,564	$(1,981)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	926	291
Noncash stock compensation expense	7,385	6,927
Noncash interest expense	—	1,711
Change in contingent consideration due to seller	647	(46)
Depreciation and amortization	17,386	19,596
Change in assets:
Accounts receivable	(106,806)	(17,876)
Income taxes receivable	—	675
Prepaid expenses and other assets	459	2,166
Change in liabilities:
Accounts payable	99,123	26,121
Income taxes payable	673	—
Accrued expenses and other liabilities	5,980	(1,822)
Net cash provided by operating activities	54,336	35,760
Investing activities
Purchases of property and equipment	(13,724)	(10,184)
Net cash used in investing activities	(13,724)	(10,184)
Financing activities
Proceeds from exercise of stock options	121	381
Employee tax withholdings related to net share settlements of equity-based awards	(3,105)	(1,592)
Purchases of treasury stock	—	(10,349)
Purchases of Convertible Notes	—	(88,961)
Settlement of Convertible Notes	—	(69,242)
Proceeds from borrowing on ABL facility	—	170,000
Repayments of amounts borrowing on ABL facility	(15,000)	(25,000)
Net cash used in financing activities	(17,984)	(24,763)
Increase in cash and cash equivalents	22,628	813
Cash and cash equivalents, beginning of period	41,297	34,626
Cash and cash equivalents, end of period	$63,926	$35,438
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,202	$3,020
Cash paid during the period for income taxes	7,527	49
Cash received during the period for income taxes refunded	$(25)	$—
Note: Amounts may not foot due to rounding.
See accompanying notes.

Echo Global Logistics, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount	Shares	Amount		Retained Earnings	Total
Balance at December 31, 2020	31,731,798	$3	(5,767,100)	$(118,679)	$366,265	$151,780	$399,369
Share compensation expense	—	—	—	—	5,045	—	5,045
Exercise of stock options	8,389	0	—	—	121	—	121
Common stock issued for vested restricted stock and restricted stock units	271,084	0	—	—	(0)	—	—
Common stock issued for vested performance shares	37,188	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock and restricted stock units	(102,520)	(0)	—	—	(3,031)	—	(3,031)
Net income	—	—	—	—	—	10,196	10,196
Balance at March 31, 2021	31,945,939	3	(5,767,100)	(118,679)	368,400	161,976	411,701
Share compensation expense	—	—	—	—	2,340	—	2,340
Common stock issued for vested restricted stock	6,084	0	—	—	(0)	—	—
Common shares withheld and retired to satisfy employee tax withholding obligations upon vesting of restricted stock	(2,170)	(0)	—	—	(73)	—	(73)
Net income	—	—	—	—	—	18,367	18,367
Balance at June 30, 2021	31,949,853	3	(5,767,100)	(118,679)	370,666	180,344	432,334
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
Six Months Ended June 30, 2021 and 2020
1.Summary of Significant Accounting Policies
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
The preparation of the consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments considered necessary for a fair presentation of the results for the period and those adjustments are of a normal recurring nature. The operating results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year 2021. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2020.
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
2.Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In October 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarify application of various provisions in the codification by amending and adding new heading, cross referencing to other guidance and refining or correcting terminology. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and did not have a material impact on the Financial Statements.
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
Recently issued accounting pronouncements not yet adopted
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The guidance is to be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.
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
Six Months Ended June 30, 2021 and 2020
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
3.Revenue
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
The following table presents the Company's revenue disaggregated by client type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Client Type	2021	2020	2021	2020
Transactional	$716,855	$396,794	$1,333,812	$825,168
Managed Transportation	217,669	117,925	401,514	240,600
Revenue	$934,524	$514,719	$1,735,326	$1,065,768
Note: Amounts may not foot due to rounding.
Revenue recognized per shipment varies depending on the transportation mode. The primary modes of shipment in which the Company transacts are truckload and less than truckload. Other transportation modes include intermodal, small parcel, domestic air, expedited and international.
The following table presents the Company's revenue disaggregated by mode (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mode	2021	2020	2021	2020
Truckload	$686,957	$352,192	$1,262,893	$719,972
Less than truckload	217,593	141,557	408,027	299,502
Other revenue	29,974	20,971	64,406	46,294
Revenue	$934,524	$514,719	$1,735,326	$1,065,768
Note: Amounts may not foot due to rounding.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2021 and 2020
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
4.Credit Loss on Trade Receivables
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
The following table summarizes the components of the allowance (in thousands):

	As of June 30,
	2021	2020
Balance as of January 1st	$6,287	$4,255
Provision, charged to expense	1,146	1,393
Write-offs	(1,695)	(1,794)
Recoveries	796	603
Balance as of June 30th	$6,534	$4,457
5.Fair Value Measurement
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company's financial liabilities primarily relate to contingent earn-out payments due to sellers in connection with various acquisitions. The fair value due to seller liabilities at June 30, 2021 and December 31, 2020 is $1.0 million and $0.3 million, respectively. The potential earn-out payments and performance periods are defined in the individual purchase agreements for each acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earn-out payment due, if any, after each defined measurement period.
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
Six Months Ended June 30, 2021 and 2020
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
The following tables set forth the Company's financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(953)	—	—	$(953)

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration due to seller	$(307)	—	—	$(307)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Due to Seller Liability
Balance at December 31, 2020	$(307)
Change in fair value of contingent consideration due to seller	(647)
Balance at June 30, 2021	$(953)
Note: Amounts may not foot due to rounding.
For the three months ended June 30, 2021 and 2020, the Company incurred expense of $534 thousand and recognized an income of $76 thousand, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the Company incurred expense of $647 thousand and recognized an income of $46 thousand, respectively, which were recorded in selling, general and administrative expenses on the consolidated statements of operations. These changes in fair value resulted from using revised forecasts that took into account the most recent performance of each acquired business.
During the six months ended June 30, 2021 and 2020, the Company did not make any contingent earn-out payments.
6.Intangibles and Goodwill
The balance of goodwill was $309.6 million as of June 30, 2021 and December 31, 2020, as no changes occurred during the period. The Company has no accumulated impairment losses as of June 30, 2021.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2021 and 2020

The following is a summary of amortizable intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$150,239	$(81,158)	$69,081	$150,239	$(76,677)	$73,562
Carrier relationships	18,300	(6,549)	11,751	18,300	(6,010)	12,290
Non-compete agreements	5,239	(4,496)	743	5,239	(4,303)	936
Trade names	5,640	(5,640)	—	5,640	(5,640)	—
	$179,418	$(97,843)	$81,575	$179,418	$(92,630)	$86,788
Note: Amounts may not foot due to rounding.

The customer relationships are being amortized using an accelerated method over their estimated weighted-average useful life of 14.8 years, as an accelerated method best approximates the distribution of cash flows generated by the acquired customer relationships. The carrier relationships, non-compete agreements and trade names are being amortized using the straight-line method over their estimated weighted-average useful lives of 17.0 years, 6.7 years and 4.0 years, respectively. Amortization expense related to intangible assets was $2.6 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $5.2 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.
The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2021	$5,149
2022	10,005
2023	9,501
2024	8,897
2025	8,201
Thereafter	39,822
Total	$81,575
7.Accrued Expenses and Other Liabilities
The components of accrued expenses at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$44,249	$39,757
Accrued rebates	3,975	3,196
Accrued employee benefits	3,561	3,077
Accrued professional service fees	1,061	1,512
Accrued interest	160	155
Other	7,010	5,760
Total accrued expenses	$60,016	$53,458
Note: Amounts may not foot due to rounding.

The other current liabilities of $4.7 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively, consist primarily of the current portion of the Company's operating lease liabilities. The other noncurrent liabilities of $518 thousand and $511 thousand at June 30, 2021 and December 31, 2020, respectively, consist of the long-term portion of the Company's uncertain tax liability.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2021 and 2020
8.Income Taxes
The following table shows the Company's effective income tax rate for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before provision for income taxes	$23,923	$1,363	$37,665	$(965)
Income tax expense	$(5,556)	$(412)	$(9,102)	$(1,017)
Effective tax rate	23.2%	30.2%	24.2%	(105.4)%

The difference in the Company's effective tax rate for each of the three and six months ended June 30, 2021 and 2020 from the Company's statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.
9.Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, and the vesting of restricted stock, restricted stock units and performance shares. The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$18,367	$951	$28,564	$(1,981)
Denominator:
Denominator for basic earnings per common share - weighted-average shares	26,180,161	25,938,813	26,110,376	25,972,729
Effect of dilutive securities:
Employee stock awards	495,028	278,943	539,007	—
Denominator for dilutive earnings per common share	26,675,189	26,217,756	26,649,383	25,972,729
Basic earnings (loss) per common share	$0.70	$0.04	$1.09	$(0.08)
Diluted earnings (loss) per common share	$0.69	$0.04	$1.07	$(0.08)
For the three and six months ended June 30, 2021, the Company excluded in the aggregate 43,784 and 56,121 unvested restricted stock units, and performance and market-based shares, respectively, from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options and no unvested restricted stock excluded from the calculation of diluted earnings per common share.
For the three months ended June 30, 2020, the Company excluded 97,321 unvested restricted stock, restricted stock units, and performance and market-based shares from the calculation of diluted earnings per common share because the effect was anti-dilutive. There were no employee stock options excluded from the calculation of diluted earnings per common share. For the six months ended June 30, 2020, the Company excluded 228,136 incremental shares related to stock-based awards from the calculation of diluted loss per common share because of the net loss during the period.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2021 and 2020
10.Stock-Based Compensation Plans
The Company recorded $2.3 million and $7.4 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.8 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company recorded $2.3 million and $6.9 million in total stock-based compensation expense with corresponding income tax benefits of $0.6 million and $1.7 million, respectively.
During each of the six months ended June 30, 2021 and 2020, the Company did not grant any stock options.
The Company did not grant any shares of restricted stock during the six months ended June 30, 2021. There were 3,069 shares of restricted stock granted to various employees during the six months ended June 30, 2020.
The Company granted 302,417 and 378,813 restricted stock units to various employees during the six months ended June 30, 2021 and 2020, respectively.
The Company has a performance and market-based stock incentive plan for certain executives with vesting requirements based on specific financial and market-based performance measurements. The Company granted 94,955 and 139,191 shares of performance and market-based stock during the six months ended June 30, 2021 and 2020, respectively.
11.Contingencies
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
In July 2016, the Company received an unfavorable appeals assessment regarding a state activity-based tax matter of $1.3 million, including penalties and interest, for the state tax audit period from January 1, 2010 to June 30, 2014. The Company appealed the assessment further, and on July 23, 2020, received an unfavorable decision from the state tax board. In June 2021, the Company received an unfavorable ruling from the state’s lowest court. The Company continues to believe the assessment is without merit and will continue to defend its position through the judicial court system. The Company estimates that the additional potential liability related to this matter for the remaining open tax periods is between $3.5 million and $5.0 million, including potential penalties and interest. The Company has not recorded any potential loss related to this matter as of June 30, 2021.
The Company has received a letter alleging the Company violated both federal and state labor laws in classifying certain employees as exempt and threatening to bring a class action lawsuit against the Company regarding this allegation. In March 2021, a class action lawsuit was formally filed against the Company in this matter. The Company disputes the claims and intends to vigorously defend the matter. Given the preliminary stage of the matter, the Company cannot estimate the reasonable possibility or range of loss, if any, that may result from this matter and therefore no accrual has been made as of June 30, 2021.
12.Long-Term Debt
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
Six Months Ended June 30, 2021 and 2020
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
The Company incurred issuance costs of $0.8 million in 2018 related to the Amended ABL Facility. In 2015, the Company incurred issuance costs of $3.1 million related to the ABL Facility. If the Company has an amount outstanding on the ABL Facility, these issuance costs are presented on the consolidated balance sheet as a reduction to the carrying amount of the debt and amortized to interest expense using straight-line amortization over the 5-year life of the Amended ABL Facility. If the Company has no outstanding draw on the Amended ABL Facility, the unamortized issuance costs are presented as a deferred asset on the consolidated balance sheet. For the three months ended June 30, 2021 and 2020, the Company recorded $0.1 million of interest expense related to Amended ABL Facility issuance costs. For the six months ended June 30, 2021 and 2020, the Company recorded $0.2 million of interest expense related to Amended ABL Facility issuance costs.
Under the Amended ABL Facility, the Company is required to pay a commitment fee in respect to the unutilized commitments under the Amended ABL Facility, calculated at a rate of 0.25%. The Company recognized interest expense related to the commitment fee and borrowings on the Amended ABL Facility of $0.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively. The Company recognized interest expense related to the commitment fee and borrowings on the Amended ABL Facility of $1.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
During 2020, the Company drew a total of $180.0 million on the Amended ABL Facility, primarily to repay in full the existing 2.50% convertible senior notes due 2020 (the "Notes"), of which $120.0 million is outstanding as of June 30, 2021, excluding the debt issuance cost of $0.8 million. For the six months ended June 30, 2021, the Company repaid $15.0 million on the Amended ABL Facility. The Company drew $170.0 million on the Amended ABL Facility during the six months ended June 30, 2020, primarily to repay the existing Notes, of which $145.0 million was outstanding as of June 30, 2020. As there is an outstanding amount drawn on the Amended ABL Facility as of June 30, 2021 and 2020, the unamortized issuance costs are presented as a reduction to the carrying amount of the debt on the consolidated balance sheet. Since June 1, 2015, the Company has been in compliance with all covenants related to the Amended ABL Facility.
The issuance of letters of credit under the Amended ABL Facility reduces available borrowings. As of June 30, 2021, there were $0.8 million of letters of credit outstanding. The total draw allowed on the Amended ABL Facility at June 30, 2021, as determined by the working capital assets pledged as collateral, was $350.0 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, the Company's remaining availability under the Amended ABL Facility at June 30, 2021 was $229.2 million.
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
Prior to paying the final outstanding balance of the Notes at maturity, the Company repurchased $89.1 million par value of the Notes for $89.0 million, resulting in the recognition of a loss of $0.2 million during the six months ended June 30, 2020. The loss is primarily for the write-off of the unamortized debt discount related to the Notes, which was included in interest expense in the Company's consolidated statements of operations.

Echo Global Logistics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2021 and 2020
For the three and six months ended June 30, 2021 and 2020, interest expense related to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual coupon interest	$—	$144	$—	$1,063
Debt discount amortization	—	184	—	1,196
Loss on extinguishment of debt	—	—	—	166
Debt issuance cost amortization	—	36	—	236
Interest expense, Notes	$—	$364	$—	$2,662
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
During 2020, due to the ongoing COVID-19 pandemic, we introduced a number of special initiatives to safeguard the health and safety of our employees, including a remote work plan. Most of our employees have been working remotely since March 2020. We continue to evaluate our return to office plans, with the health and safety of our employees being our top priority.
Management continues to evaluate the impact of the ongoing COVID-19 pandemic. While these disruptions did not have a significant impact on our results as of June 30, 2021, we are closely monitoring the impact of the COVID-19 global outbreak, and there remains significant uncertainty related to the public health situation globally.

Results of Operations
The following table represents certain results of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands except per share data)	2021	2020	2021	2020
Consolidated statements of operations data:
Revenue	$934,524	$514,719	$1,735,326	$1,065,768
Transportation costs (excludes internal use software depreciation) (1)	798,474	426,674	1,479,247	887,815
Operating expenses:
Commissions	40,814	26,602	77,089	53,839
Selling, general and administrative expenses	61,365	48,955	121,859	101,342
Contingent consideration expense (income)	534	(76)	647	(46)
Depreciation and amortization	8,697	9,804	17,386	19,596
Total operating expenses	111,411	85,284	216,981	174,731
Income from operations	24,639	2,761	39,098	3,222
Interest expense	(716)	(1,398)	(1,433)	(4,186)
Income (Loss) before provision for income taxes	23,923	1,363	37,665	(965)
Income tax expense	(5,556)	(412)	(9,102)	(1,017)
Net income (loss)	$18,367	$951	$28,564	$(1,981)
Earnings (Loss) per common share:
Basic	$0.70	$0.04	$1.09	$(0.08)
Diluted	$0.69	$0.04	$1.07	$(0.08)
Shares used in per share calculations (in thousands):
Basic	26,180	25,939	26,110	25,973
Diluted	26,675	26,218	26,649	25,973
Note: Amounts may not foot due to rounding.
(1) Transportation costs excludes internal use software depreciation of $3.9 million and $5.0 million for three months ended June 30, 2021 and 2020, respectively; and $7.8 million and $9.7 million for six months ended June 30, 2021 and 2020, respectively. Internal use depreciation is included in depreciation expense.
Non-GAAP Financial Measures
Adjusted gross profit and adjusted gross profit margin are non-GAAP measure used by management in its financial and operational decision-making and evaluation of overall operating performance. Adjusted gross profit is calculated as gross profit adjusted to exclude internal use software depreciation. It also represents revenue minus transportation costs. Adjusted gross profit margin is adjusted gross profit divided by revenue. Adjusted gross profit and adjusted gross profit margin are non-GAAP measures of profitability and are useful measures of the Company's ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. Management considers these measures to be important performance measurements of our success in the marketplace. Adjusted gross profit and adjusted gross profit margin may be different from similar measures used by other companies. Adjusted gross profit and adjusted gross profit margin should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. Below are reconciliations of adjusted gross profit to gross profit, the most directly comparable GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2021	2020	2021	2020
Revenue	$934,524	$514,719	$1,735,326	$1,065,768
Transportation costs	798,474	426,674	1,479,247	887,815
Internal use software depreciation	3,899	4,966	7,762	9,695
Gross profit	132,152	83,080	248,318	168,258
Gross profit margin	14.1%	16.1%	14.3%	15.8%
Add: Internal use software depreciation	3,899	4,966	7,762	9,695
Adjusted gross profit	$136,050	$88,046	$256,079	$177,952
Adjusted gross profit margin	14.6%	17.1%	14.8%	16.7%
Note: Amounts may not foot due to rounding.
Revenue
We generate revenue through the sale of brokerage and transportation management services to our clients. For our brokerage and transportation management services, revenue is recognized as the client's shipment travels from origin to destination by a third-party carrier. Our revenue for six months ended June 30, 2021 was $1.7 billion, an increase of 62.8%, from $1.1 billion in the comparable period of 2020.
Our revenue is generated from two different types of clients: Transactional and Managed Transportation. Most of our clients are categorized as Transactional. We provide services to our Transactional clients on a shipment-by-shipment basis. We categorize a client as a Managed Transportation client if we have a contract with the client for the provision of services on a recurring basis. Our contracts with Managed Transportation clients typically have a multi-year term and are often on an exclusive basis for a specific transportation mode or point of origin and may apply to one or more modes used by the client. In several cases, we provide substantially all of a Managed Transportation client's transportation and logistics requirements. On a per client basis, our Managed Transportation relationships typically generate higher dollar amounts and volume than our Transactional relationships. For the six months ended June 30, 2021 and 2020, Transactional clients accounted for 76.9% and 77.4% of our revenue, respectively, and Managed Transportation clients accounted for 23.1% and 22.6% of our revenue, respectively. We expect to continue to grow both our Transactional and Managed Transportation client base in the future, although the rate of growth for each type of client will vary depending on opportunities in the marketplace.
Revenue recognized per shipment will vary depending on the transportation mode, fuel prices, shipment weight, density and mileage of the product shipped. The primary modes of shipment that we transact in are TL and LTL. Other transportation modes also include intermodal, small parcel, domestic air, expedited and international. Material shifts in the percentages of our revenue by transportation mode could have a significant impact on our revenue growth. For the six months ended June 30, 2021, TL accounted for 72.8% of our revenue, LTL accounted for 23.5% of our revenue and other transportation modes accounted for 3.7% of our revenue. For the six months ended June 30, 2020, TL accounted for 67.6% of our revenue, LTL accounted for 28.1% of our revenue and other transportation modes accounted for 4.3% of our revenue.
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
Gross profit and Adjusted gross profit
For the six months ended June 30, 2021, gross profit was $248.3 million, an increase of 32.2% from $168.3 million in 2020 as the impact of higher revenue was largely offset by an increase in transportation costs. Adjusted gross profit for the six months ended June 30, 2021 and 2020 was $256.1 million and $178.0 million, respectively, reflecting an increase of 43.9% in 2021. Adjusted gross profit is a non-GAAP measure of profitability equal to gross profit adjusted to exclude internal use software depreciation. It also represents revenue minus transportation costs. Adjusted gross profit margin is calculated as adjusted gross profit (as previously defined) divided by revenue.
Adjusted gross profit is a non-GAAP measure and is a useful measure of the Company’s ability to profitably source and sell transportation services for which the freight is transported by third-party carriers. As such, discussion of the Company’s results and its profitability of operations often center on changes in its adjusted gross profit. Management considers this measure to be an important performance measurement of our success in the marketplace. Our transportation costs are typically lower for an LTL shipment than for a TL shipment, while our adjusted gross profit margin is typically higher for an LTL shipment than for a TL shipment. Material shifts in the percentage of our revenue by transportation mode could have a significant impact on our adjusted gross profit. The discussion of our results of operations below focuses on changes in our expenses as a percentage of adjusted gross profit. See the “Non-GAAP financial measures” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Operating expenses
Our costs and expenses, excluding transportation costs, consist of commissions paid to our sales personnel; selling, general and administrative expenses to run our business; changes in our contingent consideration; and depreciation and amortization.
Commissions paid to our sales personnel, including employees and agents, are a significant component of our operating expenses. These commissions are based on the adjusted gross profit we collect from the clients for which such sales personnel have primary responsibility. For the six months ended June 30, 2021 and 2020, our commission expense was $77.1 million and $53.8 million, respectively. Commission expense decreased to 30.1% of our adjusted gross profit as of June 30, 2021, as compared to 30.3% in the prior year. The percentage of adjusted gross profit paid as commissions will vary depending on the type of client, composition of the sales team and mode of transportation. TL shipments typically have higher commission percentages than other modes. Commission expense, stated as a percentage of adjusted gross profit, could increase or decrease in the future depending on the composition and sources of our revenue growth and continued automation initiatives.
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
Selling, general and administrative expenses, excluding commission expense and changes to contingent consideration, consist of compensation costs for our sales, operations, information systems, finance and administrative support employees as well as occupancy costs, professional fees, stock compensation and other general and administrative expenses. For the six months ended June 30, 2021 and 2020, our selling, general and administrative expenses were $121.9 million and $101.3 million, respectively.
Our contingent consideration expense (income) is the change in the fair value of our contingent consideration liabilities. The contingent consideration liabilities presented on our consolidated balance sheets reflect the fair value of expected earn-out payments that may be paid to the sellers of certain acquired businesses upon the achievement of certain performance measures. The fair values of the contingent consideration liabilities are evaluated on a quarterly basis, and the change in fair value is included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2021, we recorded an expense of $0.6 million, and for six months ended June 30, 2020 we recorded an income of $46.1 thousand, due to fair value adjustments to our contingent consideration liabilities.
Our depreciation expense is primarily attributable to depreciation of computer hardware and software, equipment, leasehold improvements, furniture and fixtures and internal use software. For the six months ended June 30, 2021 and 2020, depreciation expense was $12.2 million and $14.0 million, respectively.
Our amortization expense is attributable to amortization of intangible assets acquired from business combinations, including customer and carrier relationships, trade names and non-compete agreements. For the six months ended June 30, 2021 and 2020, amortization expense was $5.2 million and $5.6 million, respectively.
Interest expense
For six months ended June 30, 2021, the interest expense included in our consolidated statements of operations consists of the interest expense related to our ABL Facility. For six months ended June 30, 2020, the interest expense included in our consolidated statements of operations consists of the interest expense related to our 2.50% convertible senior notes due 2020 issued in May 2015 (the "Notes"), the interest expense related to our ABL Facility and the recognized loss on extinguishment of debt upon our repurchase of the Notes. On May 1, 2020, the Company paid the remaining outstanding principal balance of the Notes and accrued interest. In October 2018, we entered into Amendment No. 2 to the ABL Facility (the "Amended ABL Facility") which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $350 million. We amortized the debt discount and issuance costs related to the Notes over the 5-year life of the Notes using the effective interest method. We amortize the issuance costs related to our ABL Facility and the Amended ABL Facility over the remaining 5-year life of the Amended ABL Facility using straight-line amortization, as the amount drawn on the line (and thus the interest rate and commitment fee paid by Echo) will fluctuate from period to period. Interest expense was $1.4 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively.
Comparison of the three months ended June 30, 2021 and 2020
Revenue
Revenue for the three months ended June 30, 2021 was $934.5 million, an increase of 81.6% from $514.7 million in the comparable period of 2020. The increase in revenue was primarily attributable to an increase of 42.7% in revenue per shipment, along with an increase of 27.3% in volume.
Revenue from Transactional clients for the three months ended June 30, 2021 was $716.9 million, an increase of 80.7% from $396.8 million in the comparable period of 2020. The increase in Transactional revenue was primarily driven by an increase in both TL and LTL revenue per shipment and volume. Revenue from Transactional clients was 76.7% of our revenue for the three months ended June 30, 2021, a decrease from 77.1% of our revenue in the comparable period of 2020.
Revenue from Managed Transportation clients for the three months ended June 30, 2021 was $217.7 million, an increase of 84.6% from $117.9 million in the comparable period of 2020. The increase in Managed Transportation revenue was driven by an increase in both TL and LTL revenue per shipment and volume. Revenue from Managed Transportation clients was 23.3% of our revenue for the three months ended June 30, 2021, an increase from 22.9% of our revenue in the comparable period of 2020.
Transportation costs
Transportation costs for the three months ended June 30, 2021 was $798.5 million, an increase of 87.1% from $426.7 million in the comparable period of 2020. Our transportation costs as a percentage of revenue increased to 85.4% for the three months ended June 30, 2021 from 82.9% in the comparable period of 2020. The increase in transportation costs was driven by a 47.0% increase in carrier rates per shipment and a 27.3% increase in total number of shipments.
Gross profit and Adjusted gross profit
Gross profit for the three months ended June 30, 2021 was $132.2 million, an increase of 59.1% from $83.1 million in the comparable period of 2020. The increase in gross profit was primarily due to higher revenue and a decrease in internal use software depreciation, which was offset by an increase in transportation costs. Adjusted gross profit for the three months ended June 30, 2021 was $136.1 million, an increase of 54.5% from $88.0 million in the comparable period of 2020. The increase in adjusted gross profit was primarily driven by an increase of 27.3% in total number of shipments and an increase of 21.4% in adjusted gross profit per shipment. Adjusted gross profit margins decreased to 14.6% for the three months ended June 30, 2021, from 17.1% in the comparable period of 2020, due to lower TL and LTL margins.
Operating expenses
Commission expense for the three months ended June 30, 2021 was $40.8 million, an increase of 53.4% from $26.6 million in the comparable period of 2020, due to higher adjusted gross profit. For the three months ended June 30, 2021, commission expense was 30.0% of adjusted gross profit, compared to 30.2% in the comparable period of 2020.
Selling, general and administrative expenses for three months ended June 30, 2021 was $61.4 million, an increase of 25.4% from $49.0 million in the comparable period in 2020. The increase was the result of higher headcount and incentive compensation.
The contingent consideration fair value adjustment resulted in an expense of $0.5 million for the three months ended June 30, 2021, but resulted in an income of $0.1 million for the three months ended June 30, 2020. The activity for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of acquired businesses and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2021.
Depreciation expense for the three months ended June 30, 2021 was $6.1 million, a decrease of 13.2% from $7.0 million in the comparable period of 2020. The decrease in depreciation expense is primarily attributable to the timing of assets placed into service.
Amortization expense for the three months ended June 30, 2021 was $2.6 million, a decrease of 6.5% from $2.8 million in the comparable period of 2020. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.
Income from operations
Income from operations for the three months ended June 30, 2021 was $24.6 million, compared to $2.8 million in the comparable period of 2020. The increase in income from operations was primarily due to higher gross profit and adjusted gross profit.
Interest expense
Interest expense was $0.7 million for the three months ended June 30, 2021, a decrease of 48.8% from $1.4 million in the comparable period of 2020. The decrease in interest expense is primarily due to the settlement of the Notes on May 1, 2020 and lower interest rates on the ABL Facility compared to the Notes during three months ended June 30, 2021.
Income tax expense
We recognized income tax expense of $5.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate for the three months ended June 30, 2021 was 23.2%, compared to an effective tax rate of 30.2% in the comparable period of 2020. The difference in our effective tax rate for each of the three months ended June 30, 2021 and 2020 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses, primarily executive stock-based compensation; offset in part by the impact of certain tax credits.
Net income
Net income for the three months ended June 30, 2021 was $18.4 million, compared to $1.0 million in the comparable period of 2020, due to the items previously discussed.
Comparison of the six months ended June 30, 2021 and 2020
Revenue
Revenue for the six months ended June 30, 2021 was $1.7 billion, an increase of 62.8% from $1.1 billion in the comparable period of 2020. The increase in revenue was primarily attributable to an increase of 37.4% in revenue per shipment, along with an increase of 18.5% in volume.
Revenue from Transactional clients for the six months ended June 30, 2021 was $1.3 billion, an increase of 61.6% from $0.8 billion in the comparable period of 2020. The increase in Transactional revenue was driven by an increase in both TL and LTL revenue per shipment and volume. Revenue from Transactional clients was 76.9% of our revenue for the six months ended June 30, 2021, a decrease from 77.4% of our revenue in the comparable period of 2020.
Revenue from Managed Transportation clients for the six months ended June 30, 2021 was $401.5 million, an increase of 66.9% from $240.6 million in the comparable period of 2020. The increase in Managed Transportation revenue was driven by an increase in both TL and LTL revenue per shipment and volume. Revenue from Managed Transportation clients was 23.1% of our revenue for the six months ended June 30, 2021, an increase from 22.6% of our revenue in the comparable period of 2020.
Transportation costs
Transportation costs for the six months ended June 30, 2021 was $1.5 billion, an increase of 66.6% from $0.9 billion in the comparable period of 2020. Our transportation costs as a percentage of revenue increased to 85.2% for the six months ended June 30, 2021 from 83.3% in the comparable period of 2020. The increase in transportation costs was primarily driven by an increase of 40.6% in carrier rates per shipment and a 18.5% increase in the total number of shipments.
Gross profit and Adjusted gross profit
Gross profit for the six months ended June 30, 2021 was $248.3 million, an increase of 32.2% from $168.3 million in the comparable period of 2020. The increase in gross profit was primarily due to higher revenue and a decrease in internal use software depreciation, which was offset by an increase in transportation costs. Adjusted gross profit for the six months ended June 30, 2021 was $256.1 million, an increase of 43.9% from $178.0 million in the comparable period of 2020. The increase in adjusted gross profit was primarily driven by an increase of 21.4% in adjusted gross profit per shipment and an increase of

18.5% in the total number of shipments. Adjusted gross profit margins decreased to 14.8% for the six months ended June 30, 2021, from 16.7% in the comparable period of 2020, due to lower TL and LTL margins.
Operating expenses
Commission expense for the six months ended June 30, 2021 was $77.1 million, an increase of 43.2% from $53.8 million in the comparable period of 2020, due to higher adjusted gross profit. For the six months ended June 30, 2021, commission expense was 30.1% of adjusted gross profit, compared to 30.3% in the comparable period of 2020.
Selling, general and administrative expenses for the six months ended June 30, 2021 was $121.9 million, an increase of 20.2% from $101.3 million in the comparable period in 2020. The increase in selling, general and administrative expense was the result of higher headcount, incentive compensation and stock compensation expense.
The contingent consideration fair value adjustment resulted in expense of $0.6 million for the six months ended June 30, 2021, compared to income of $46.1 thousand for the six months ended June 30, 2020. The change for both periods was the result of adjustments made to the fair value of the contingent liabilities due to financial performance of previous acquisition owners and the time value of money. The fair value of the contingent consideration liabilities reflects the updated probabilities and assumptions as of June 30, 2021.
Depreciation expense for the six months ended June 30, 2021 was $12.2 million, a decrease of 13.1% from $14.0 million in the comparable period of 2020. The decrease in depreciation expense is primarily attributable to the timing of assets placed into service.
Amortization expense for the six months ended June 30, 2021 was $5.2 million, a decrease of 6.6% from $5.6 million in the comparable period of 2020. The decrease in amortization expense was primarily attributable to the complete amortization of a few of our previously acquired intangible assets, along with the accelerated method of amortization of our acquired customer relationships.
Income from operations
Income from operations for the six months ended June 30, 2021 was $39.1 million, compared to $3.2 million in the comparable period of 2020. The increase in income from operations was primarily due to higher gross profit and adjusted gross profit.
Interest expense
Interest expense was $1.4 million for the six months ended June 30, 2021, a decrease of 65.8% from $4.2 million in the comparable period of 2020. The decrease in interest expense is primarily due to the settlement of the Notes on May 1, 2020 and lower interest rates on the ABL Facility compared to the Notes during the six months ended June 30, 2021.
Income tax expense
We recognized income tax expense of $9.1 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate for the six months ended June 30, 2021 was 24.2%, compared to an effective tax rate of (105.4)% in the comparable period of 2020. The difference in our effective tax rate for each of the six months ended June 30, 2021 and 2020 from the statutory federal tax rate of 21% was primarily due to state taxes; non-deductible expenses including executive stock-based compensation; deficiencies and forfeitures related to share-based payment awards; offset in part by the impact of certain tax credits. The difference from the statutory federal tax rate for the six months ended June 30, 2020 is also attributable to relatively low pre-tax levels; therefore, the rate impact of certain non-deductible expenses is more significant.
Net income (loss)
Net income for the six months ended June 30, 2021 was $28.6 million, compared to a net loss of $2.0 million in the comparable period of 2020, due to the items previously discussed.
Liquidity and Capital Resources
As of June 30, 2021, we had $63.9 million in cash and cash equivalents, $137.8 million in working capital and $229.2 million available under our ABL Facility.

Cash provided by operating activities
During the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $54.3 million and $35.8 million, respectively. We generated $54.9 million and $26.5 million in cash from net income (adjusted for noncash operating items) for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the cash flow generation from net income decreased by $0.6 million primarily due to the timing of payments made and received during the year resulting from changes in working capital. The June 30, 2020 increase of $9.3 million was due to changes in working capital.
Cash used in investing activities
During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $13.7 million and $10.2 million, respectively. During the six months ended June 30, 2021 and 2020, the primary investing activities were the purchases of property and equipment, including internal development of computer software.
Cash used in financing activities
During the six months ended June 30, 2021, net cash used in financing activities was $18.0 million, of which the primary financing activities were the repayment of $15.0 million on our ABL Facility and the employee tax withholding related to net share settlements of equity-based awards. During the six months ended June 30, 2020, net cash used in financing activities was $24.8 million, of which the primary financing activities were the purchases of treasury stock and our Notes, settlement of our Notes and borrowings on the ABL Facility. We drew $170.0 million on our Amended ABL Facility, primarily to settle our Notes, and repaid $25.0 million during the six months ended June 30, 2020.
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
At June 30, 2021, the outstanding balance on the Amended ABL Facility was $120.0 million. The issuance of letters of credit under the Amended ABL Facility also reduces available borrowings. At June 30, 2021, there were $0.8 million of letters of credit outstanding. The total draw allowed under the Amended ABL Facility at June 30, 2021, as determined by the working capital assets pledged as collateral, was $350.0 million. After adjusting for the letters of credit and the amount outstanding on the Amended ABL Facility, our remaining availability under the ABL Facility at June 30, 2021 was $229.2 million.
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
In 2021, we also expect to use available cash of approximately $12 million to $14 million for capital expenditures for the remainder of 2021.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the three and six months ended June 30, 2021 and 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended June 30, 2021, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
The table below gives information on a monthly basis regarding purchases made by us of our common stock and the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2021 (in thousands, except share and per share data).

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program (1)
4/1/21-4/30/21	184	$33.15	—	$60,189
5/1/21-5/31/21	145	$35.61	—	$60,189
6/1/21-6/30/21	1,841	$33.76	—	$60,189
Total	2,170	$33.83	—
(1) On May 1, 2017, the Board of Directors authorized a repurchase program for up to an aggregate of $50 million of the Company's outstanding common stock and Notes prior to its expiration on April 30, 2019. On November 1, 2018, the Board of Directors amended the repurchase program to add an additional $50 million of capacity and extend the expiration date to October 31, 2020, which was later amended on April 30, 2019 to add additional $50 million of capacity through October 31, 2020. Most recently, on July 31, 2020, the Board of Directors amended the ongoing repurchase program to add an additional $50 million of capacity and extend the expiration date to July 31, 2022. As of June 30, 2021, $60.2 million remained available under the repurchase plan, as amended. The timing and amount of any repurchases will be determined based on market conditions and other factors, and the program may be discontinued or suspended at any time.
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

ECHO GLOBAL LOGISTICS, INC.

Date:	July 29, 2021		/s/ DOUGLAS R. WAGGONER
		By:	Douglas R. Waggoner Chairman and Chief Executive Officer

Date:	July 29, 2021		/s/ PETER M. ROGERS
		By:	Peter M. Rogers Chief Financial Officer